Form 10QSB
period 1999-12-31
EXECUTIVE HELP SERVICES INC
filed 2000-05-03
CIK 1102013

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 1999
                         Commission File Number 0-28717

                          EXECUTIVE HELP SERVICES, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                             88-0420405
     ------------------------          ------------------------------------
     (State of Incorporation)          (I.R.S. Employer Identification No.)

                       13370 KIRKHAM WAY, POWAY, CA 92064
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-2571
                               -------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of December 31, 1999, the registrant had 4,455,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                          EXECUTIVE HELP SERVICES, INC.
                         (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED


                                 ASSETS                         Dec 31             Dec 31
                                                                 1999               1998
                                                            -------------      -------------
CURRENT ASSETS
     CASH                                                           5,322              7,900
                                                            -------------      -------------
TOTAL CURRENT ASSETS                                                5,322              7,900

FIXED ASSETS
                                                            -------------      -------------
NET FIXED ASSETS                                                        0                  0

OTHER ASSETS
     ORGANIZATION COSTS                                                 0                  0
     LESS AMORTIZATION                                                  0                  0
                                                            -------------      -------------
TOTAL OTHER ASSETS                                                      0                  0
                                                            -------------      -------------
TOTAL ASSETS                                                        5,322              7,900
                                                            =============      =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
                                                            -------------      -------------
TOTAL CURRENT LIABILITIES                                               0                  0

LONG TERM LIABILITIES
                                                            -------------      -------------
TOTAL LONG TERM LIABILITIES                                             0                  0

                                                            -------------      -------------
TOTAL LIABILITIES                                                       0                  0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                                 4,455                  1
     20,000,000 shares authorized, 4,455,000 issued
     and outstanding at 12/31/99, 99,000 issued
     and outstanding at 12/31/98

     ADDITIONAL PAID IN  CAPITAL                                    5,445              9,899

     BEGINNING RETAINED DEFICIT                                    -2,000             -2,000
     NET LOSS                                                      -2,578                  0

                                                            -------------      -------------
     ENDING RETAINED DEFICIT                                       -4,578             -2,000

                                                            -------------      -------------
TOTAL STOCKHOLDERS' EQUITY                                          5,322              7,900

                                                            -------------      -------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                                   5,322              7,900
                                                            =============      =============


                        SEE NOTES TO FINANCIAL STATEMENTS

                          EXECUTIVE HELP SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                   For The Nine Months Ended December 31, 1999

                                    UNAUDITED


                                           Dec 31             Dec 31
                                            1999               1998
                                       -------------      -------------
REVENUE
                                       -------------      -------------
TOTAL REVENUE                                      0                  0

DIRECT COSTS
                                       -------------      -------------
TOTAL COST OF GOODS SOLD                           0                  0
                                       -------------      -------------
GROSS PROFIT                                       0                  0

OPERATING EXPENSES

  MANAGEMENT FEES                                  0                  0
  OFFICE EXPENSE                                 498                  0
  ACCOUNTING & AUDIT FEES                      1,250                  0
  LICENSES & FEES                                830
                                       -------------      -------------
TOTAL OPERATING EXPENSES                       2,578                  0


                                       -------------      -------------
LOSS FROM OPERATIONS                          -2,578                  0


OTHER INCOME & EXPENSE


                                       -------------      -------------
TOTAL OTHER INCOME & EXPENSE                       0                  0

                                       -------------      -------------
LOSS BEFORE TAXES                             -2,578                  0


                                       -------------      -------------
NET LOSS                                      -2,578                  0
                                       =============      =============


NET LOSS PER SHARE                               NIL                NIL


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                         4,455,000             99,000


                        SEE NOTES TO FINANCIAL STATEMENTS

                          EXECUTIVE HELP SERVICES, INC.
                          (a Development Stage Company)
                            For the Nine Months Ended
                            STATEMENTS OF CASH FLOWS


                                                     Dec 31              Dec 31
                                                      1999                1998
                                                  -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                                     -2,578                  0

   ADJ TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:

   AMORTIZATION                                               0                  0

   CHANGES IN ASSETS AND
   LIABILITIES                                                0                  0
                                                  -------------      -------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                 -2,578                  0


CASH FLOWS FROM INVESTING ACTIVITIES:

   ORGANIZATION COSTS                                         0                  0
                                                  -------------      -------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                      0                  0



CASH FLOWS FROM FINANCING ACTIVITIES:

   ISSUANCE OF COMMON
   STOCK FOR CASH                                             0                  0
                                                  -------------      -------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                      0                  0


NET INCREASE (DECREASE) IN CASH                          -2,578                  0

CASH AT BEGINNING OF PERIOD                               7,900              7,900
                                                  -------------      -------------

CASH AT END OF PERIOD                                     5,322              7,900


                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 1999 and 1998, and the results of operations for the nine months ended December 31, 1999 and 1998, and the changes in cash for the nine months ended December 31, 1999 and 1998. The accompanying financial statements have been adjusted as of December 31, 1999 as required by Item 310 (b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2.      INTERIM REPORTING

The results of operations for the nine months ended December 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the remainder of the year.

3.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Delaware on May 31, 1994. The Company is a development stage company and has not conducted any business activities to date.

4.      Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1999.

NOTES TO FINANCIAL STATEMENTS

6.      Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

PART 1 FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $2,578 through December 1999 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

The Company's two year business plan encompasses the following steps to implement its Internet service business plan: raise capital of $2,500,000 through the sale of common stock in a private placement. During the following six months after raising capital, expend $50,000 for development costs of its web site pages, $50,000 for one Webmaster programmer, $20,000 for one programmer, $50,000 for one marketing manager, $50,000 for two design and space planners, $15,000 for one office staff assistant, $100,000 for purchase of computers and fixed assets, $500,000 for advertising, and $100,000 for rent and other operating expenses.

Management has made substantial progress in implementing its business plan by registering its Internet domain name, applying for U.S. trademark protection, and setting up a preliminary web site - modularoffice.com. The Company is positioning itself to seek additional capital funding in order to continue to advance its business plan. Once the Company is funded it will be able to hire employees, rent commercial space in San Diego, purchase furniture and equipment, and begin development of its web site operations. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan.

The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated web site programming, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be

NOTES TO FINANCIAL STATEMENTS

unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.


PART II OTHER INFORMATION

ITEM 1         Not applicable.

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                      a)   Exhibit # 27, "Financial Data Schedule"

                      b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1999




                                   SIGNATURES
                                -----------------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Executive Help Services, Inc.







        Dated: May 2, 2000          /s/ WILLIAM CRAWFORD
                                    ----------------------------------------
                                    William Crawford
                                    President and Chief Executive Officer