Form 10KSB40
period 2000-03-31
EXECUTIVE HELP SERVICES INC
filed 2000-06-16
CIK 1102013

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            Annual Report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934 For the year ended March 31, 2000
                         Commission File Number 0-28717

                          EXECUTIVE HELP SERVICES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                 Delaware                                   88-0420405
                 --------                                   ----------
      (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)


       13370 Kirkham Way, Poway, CA                           92064
       ----------------------------                           -----
  (Address of principal Executive Offices)                  (Zip Code)


            (619) 692-2571
            --------------
       (Issuer's Telephone Number)



         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock - .001 Par Value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     [X]                No     [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.


               Yes    [X]                 No     [ ]


The issuer had no revenues for the year ended March 31, 2000.

As of March 31, 2000, the registrant had 4,455,000 shares of common stock, $.001 par value, issued and outstanding.

                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS


BUSINESS DEVELOPMENT

Organization

Executive Help Services, Inc. was incorporated in Delaware on May 31, 1994 for the purpose of developing an Internet web site that would offer professional space planning and design of modular office furniture, pricing information, and direct ordering capabilities for the modular office systems purchaser. During 1997, the Company received its initial funding through the sale of common stock to investors. From inception until June 1999, the Company had no material operating activities.

Bankruptcy or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.

Reorganizations, Purchase or Sale of Assets

As of the Company's fiscal year end of March 31, 2000 there were no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.


BUSINESS OF ISSUER

Principle Products or Services and Markets

The Company intends to become a primary office furnishings e-commerce web site for businesses ranging in size from office-in-home to the largest corporate fixed asset customers. This web site, "www.modularoffice.com", will provide buyers with all of their office furniture purchasing needs, including modular furniture and accessories such as space dividers, lamps, tables, artwork, and chairs. In addition, the web site will provide advisors to assist in planning and design of new office space or remodeling of existing space. Office furnishings customers will be able to select from all major office furniture product lines and manufacturers and specify pricing through their individual budget parameters. Information on the Company's web site will feature easy to use interfaces and links. Full color three dimensional images of all available modular furnishings and fabrics will be used to help ensure customers are satisfied that the actual furnishings they will receive will look like the visual images on the web site. Interactive features will allow users to add and manipulate selected furniture styles, colors, and fabrics within a layout to enable them to "see" the office that they design. The web site will also allow the user to download layouts for presentation. The underlying strategy of this site will be to layer multiple pages of progressively more detailed information that will enable users to browse through furnishings from multiple manufacturers and determine the product, design and pricing that best fits their needs, as well as finalize the purchase and arrange for delivery, assembly and placement of furniture and workstations, all without having to leave the office. This will combine the selection and availability of a retail company with the design support, service and customizing solutions of a contract furniture dealer in an on-line format available 24 hours a day. Each level of the web site will have interactive features and horizontally integrated pages and links to provide quicker search access.

The Company will design and maintain its web site in a format combining varied levels of available modular furnishings with interactive features to maintain the user's attention. This format is designed to allow the Internet user to find modular furnishings from various manufacturers at one web site that ranges from casual browsers to executives designing and planning work space requirements from the ground up. As this is not currently available on the Internet at any one site, Internet users seeking this information must spend more time in multiple web site searches with no assurance that they will find what they are looking for, and when they do find web sites, no assurance that they will find the product or services they seek. Through the web site the Company will offer features and services such as:

         Professional space planning, reviewing and evaluating floor plans, space allocations, adjacency needs and circulation requirements;

         Furniture layout including work station placement, lighting, electrical connections, telephone outlets and computer stations using block plans and two dimensional floor plans;

         AUTOCAD drawings - two dimensional drawings translated into three dimensional layouts as well as Giza enhanced software to promote functional design and workflow;

         A full range of new and refurbished modular office products including workstations, panel systems, desks, seating and filing products;

         For large commercial jobs, on-site inspection prior to installation;

         Existing modular system reconfiguration - "move consultants" communicating with all trades to ensure successful reconfiguration or relocation within customers' time and budget constraints;

         Service and repair of furniture - offering yearly service contracts for the maintenance, re-configuration or repair of modular furnishings;

         Assessment and valuation services, computer aided inventory, specialized storage and handling of furniture and workstations, assistance with all areas of shipping and receiving, and relocation services;

         Liquidation services for used furniture when being replaced with new orders placed through the Website, as well as furniture/freight pick-up.

For large commercial customers, the Company's business plan includes on-site installation of modular furnishings after the products are drop-shipped to the customer's site. Utilizing a quality checklist to ensure the quality of the product and the accuracy of installation, the installers will work with the customer, offering flexible hours to conform to each customer's needs. In Management's experience, many companies prefer the installation be completed during night or weekend hours to minimize productivity disruptions. In the largest multi-office installations, extra work crews may be temporarily added to complete the installation in the shortest period of time. All installation work will be performed by subcontract installation companies that are familiar to Management through installation service contracts during the last five years.

Based upon Management's experience in the delivery and installation of modular office furniture, the size and nature of the market is diverse and continues to grow at a steady rate. It is composed of consumers ranging from the home office to large multi-location corporations, as well as educational and health-care institutions. Factors driving the growth in this market include practicality and efficiency of the modular office system, cost of space, space utilization and maximum occupancy loads, thereby reducing building lease costs, and recent ADA rules and regulations pertaining to the ergonomic adjustments and functionality of employees. Management has witnessed and participated in the market migration from "brick and mortar" office furniture dealers to Internet web site product purchase and delivery methods. Use of the Internet for product research is being driven by growth in the penetration of computers into the office and home and the acceptance of the Internet as a purchasing tool.

The Company has a current business plan which proposes to utilize its founders' backgrounds to develop its web site from its current development status into a mature site providing unique services and modular office products. The business plan requires the Company during the first six months to file a Form 10-SB registration statement with the SEC, obtain a listing on the NASD's Over the Counter Electronic Bulletin Board, and raise capital of $2,500,000 through the sale of common stock in a private placement. During the following six months after raising capital, expend $50,000 for development costs of its web site pages, $50,000 for one Webmaster programmer, $20,000 for one programmer, $50,000 for one marketing manager, $50,000 for two design and space planners, $15,000 for one office staff assistant, $100,000 for purchase of computers and fixed assets, $500,000 for advertising, and $100,000 for rent and other operating expenses.

Distribution Methods of Products or Services

The use of its on-line space planning, design and furniture layout would be accessed after completing a short information query which would include information regarding the user's company, address, basic requirements such as furniture type, quantity, budget and timetable. The Company may generate minor fees from manufacturers that place advertisements within its web site pages. The Company's major source of revenue will be generated from sales of modular furniture and installation fees. The purchased product would be drop-shipped to the customer, or if it is a local installation, the product could be shipped to the Company's warehouse.

The Company will utilize existing web pages, such as allofficefurniture.com, to advertise their web site. The Company will also purchase "banner ads" on the web pages of manufacturers and office product sites, such as Staples and Office Depot. A recent survey by Andersen Consulting found that these banner ads are more of a driving force behind purchases on the web than television or magazine ads. Of the Internet users interviewed 25% said they went shopping on a Web site after seeing a banner ad, compared with 14% of the users who said they clicked on after seeing a television or magazine ad. Only 4% were drawn in by a radio commercial. (The Wall Street Journal 11/24/99). Traditional advertising through magazines and trade publications which cater to specific industries - building contractors, interior designers, facilities managers and medical suppliers will also be analyzed, as well as direct mail campaigns and trade shows.

Status of Any Publicly Announced New Products or Services

As of the Company's fiscal year end of March 31, 2000, the Company has no new product or service planned or announced to the public.

Competition and Competitive Position

The size and financial strength of the Company's primary competitors, allofficefurniture.com, office-furniture.net, gfoffice.com and furnituresource.com are substantially greater than those of the Company. In examining major competitors' web sites Management has concluded allofficefurniture.com is the most interactive and broad based of the four, but is strictly an advertising network, which sells no office furniture or services of it's own. Office-furniture.net provides an overview of the company, without providing in-depth information on its site. The web site has no interactive features and requires the user to complete a form and be contacted by a staff member. gfoffice.com is basically an online store for the furniture products sold through their retail stores. The information these sites offer is of a cursory nature with a minor amount of text, few pictures, and offer little or no interactive or technical data. However, the Company's competitors have longer operating histories, larger customer bases, and greater brand recognition than the Company. Management is not aware of any significant barriers to the Company's entry into the modular office furniture market, however, the Company at this time has no market share of this market.

Suppliers and Sources of Raw Materials

Management will provide the core information content used at the Company's web site. Management will rely on their experience and knowledge in the design, sale and installation of modular office furniture. While the Company has no current contracts with modular furniture suppliers, Management is familiar with these manufacturers and suppliers such as Steelcase, Hon, Omni, Herman Miller, Howorth and All-Steel. Management feels that availability will not be a problem at any time, since it is aware of over two hundred suppliers of quality office products. In the area of used furniture, Herman Miller, Steelcase and Howorth are the three largest manufacturers, have been in business the longest, and have the greatest availability of product, making those three companies the preferred suppliers in that field. The Company will enter into agreements with manufacturers and suppliers per its business plan after raising capital during the first six months of its plan. All installation work will be performed by subcontract installation companies that are familiar to Management through installation service contracts during the last five years.

Dependence on One or a Few Major Customers

The Company intends to offer access to its web site home page free of charge to Internet users. The Company's market is composed of consumers ranging from the home office users to large multi-location corporations, as well as educational and health-care institutions. The Company will not depend on any one or a few major customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company owns its Internet domain name and web site, "modularoffice.com", has applied for U.S. trademark protection, and will expand its existing web site in the third quarter of 2000. The Company has no current plans for any additional registrations such as patents, other trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. The Company will assess the need for any additional copyright, trademark or patent applications on an ongoing basis.

Need for Government Approval for its Products or Services

The Company is not required to apply for or have any government approval for its products or services.

Effect of Existing or Probable Governmental Regulations on the Company

The Company is not currently subject to direct federal, state or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted in the United States with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has indicated that it may propose legislation on this issue to Congress in the near future and has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services. The Company does not provide customer information to third parties and, therefore, does not anticipate any current or proposed legislation relating to online privacy to directly affect its activities to a material extent.

The Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of those laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for the Company's products or services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Research and Development Costs

The Company has not expended funds for research and development costs since inception.

Costs and Effects of Compliance with Environmental Laws

The Company has not expended any funds for compliance with environmental laws and does not anticipate its business plan will encompass any such compliance requirements.

Number of Total Employees and Number of Full Time Employees

The Company's only current employees are its two officers who will devote as much time as the board of directors determines is necessary to manage the affairs of the Company. The officers intend to work on a full time basis when the Company raises capital per its business plan. The Company's business plan calls for hiring four new employees during the next twelve months.

Risks

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

Despite Management's belief that the Company can effectively compete because of its emphasis on its Internet niche presentation method of combining varied levels of modular office furnishings with interactive features, the Company's ability to succeed will depend upon a number of factors, including its ability to secure funding through a private placement, assemble a large amount of data and graphics, enhance its web site quickly enough to encourage users to utilize the interactive features of the site, and develop a growing customer base to provide revenues and profits for the Company.

The Company's long-term viability is substantially dependent upon the widespread acceptance and use of the Internet as a medium for the purchase of modular office furniture. Internet e- commerce companies are a recent sales model development. There is no historic evidence that the e-commerce type of business will be successful against competition from traditional business-to-business, wholesale, or retail methods of selling products and services. The use of the Internet for space planning, design layout and furniture purchasing is in a development stage, and there can be no assurance that a sufficiently large number of Internet users will choose the Internet as their primary medium to purchase the Company's proposed services and products. Without sufficient Internet customers or Internet based revenues, the Company would experience a material adverse effect on the Company's business, financial condition, operating results and cash flows.

The Company's performance and future operating results are substantially dependent on the continued service and performance of its current Management. The Company intends to hire a relatively small number of additional technical and marketing personnel in the next year. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its essential employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of the Company's current Management or other key employees or the inability to attract and retain the necessary technical, and marketing personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

The current officers, Mr. Crawford and Mrs. Crawford, are the sole officers and directors of the company and have control in directing the activities of the company. They are involved in other business activities and may, in the future, become involved in additional business opportunities. If a specific business opportunity becomes available, the officers and directors of the company may face a conflict of interest. The Company has not formulated a plan to resolve any conflicts that may arise. While the Company and its sole officers and directors have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, they have verbally agreed to limit their roles in all other business activities to roles of passive investors and devote full time services to the Company after the Company raises capital of $2,500,000 through the sale of securities through a private placement and is able to provide officers' salaries per its business plan.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur. Investors in the Company should be particularly aware of the inherent risks associated with the Company's planned Internet business. These risks include a lack of a proven market for the Company's Internet web site, lack of equity funding, and the size of the Company compared to the size of its competitors. Although Management intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Management has no liquidation plans should the Company be unable to receive funding. Should the Company be unable to implement its business plan, Management would investigate all options available to retain value for the shareholders. Among the options that would be considered are: acquisition of another product or technology, or a merger or acquisition of another business entity that has revenue and/or long-term growth potential. However, there are no pending arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

Year 2000 Disclosure

Before January 1, 2000, users of computers in business applications were concerned that time-sensitive software might cause their computer systems to recognize a date using "00" as the year 1900 rather than the year 2000. This date recognition problem was mitigated by computer software compliance, remediation, and improvements throughout the world. As of the date of this filing, minimal computer software problems have been recorded or reported relating to software date recognition problems.

The Company's Management has hands-on familiarity with all of the software utilized in its business plan and has experienced no Year 2000 related systems problems as of the date of this filing. Third party suppliers of software, hardware, and equipment which rely on proper date recognition have also confirmed their products have experienced no significant malfunctions or errors related to date recognition problems.

As Management has experienced no date recognition problems in computer systems, equipment, or third party provided products, the Company's Year 2000 compliance plan is: utilize software and other products which are already Year 2000 compatible and prepare no Year 2000 contingency plans.


REPORTS TO SECURITIES HOLDERS

The Company's bylaws do not require the Company to deliver an annual report to its shareholders and the Company has no present plans to provide an annual report to its shareholders. The Company is voluntarily filing this Form 10-KSB in order to make its financial information equally available to any interested parties or investors. The Company is subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company is subject to disclosure filing requirements and is required to file Form 10-KSB annually and Form 10-QSB quarterly. In addition, the Company will be required to file Form 8 and other proxy and information statements from time to time as required.

The public may read and copy any materials the Company files with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with SEC.


ITEM 2    DESCRIPTION OF PROPERTY

The Company's principal executive office address is 13370 Kirkham Way, Poway, CA 92064. The principal executive office and telephone number are provided by an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. Management considers the Company's current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital of $2,500,000 and then begins hiring new employees per its business plan.


ITEM 3    LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended March 31, 2000, there were no submissions of matters to a vote of security holders.


                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

On April 3, 2000, the Company filed for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers
(NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information. On May 30, 2000 the Company was approved for trading on the OTC Electronic Bulletin Board.

As of March 31, 2000 the Company had 75 shareholders of record and there was no public market for the Company's securities. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.


ITEM 6    MANAGEMENT'S PLAN OF OPERATION

The Company's current cash balance is $228. Management believes the current cash balance is sufficient to fund only a minimum level of operations. In order to advance the Company's business plan the Company must raise capital through the sale of equity securities. To date, the Company has sold $7,900 in equity securities and used approximately $5988 for licenses and fees, and $1682 for office supplies and postage. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance. However, as of the date of this filing the Company has been unable to elicit sufficient public interest in its business plan to warrant additional funding through a private placement.

The Company's business plan encompasses the following steps to implement its Internet service business plan: after raising capital of $2,500,000 during the first six months, expend $50,000 for development costs of its web site pages, $50,000 for one Webmaster programmer, $20,000 for one programmer, $50,000 for one marketing manager, $50,000 for two design and space planners, $15,000 for one office staff assistant, $100,000 for purchase of computers and fixed assets, $500,000 for advertising, and $100,000 for rent and other operating expenses.

Management has made initial progress in implementing its business plan by registering its Internet domain name, setting up its web page on the Internet, and applying for U.S. trademark protection. The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in San Diego, purchase furniture and equipment, and begin development of its web site operations. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated web site programming, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for additional product research and development. The Company plans to purchase approximately $100,000 in furniture, computers, software during the next twelve months from proceeds of its equity security sales. The Company's business plan provides for an increase of four employees during the next twelve months.


ITEM 7    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements begin on page F-1 of this document.

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)

                                    CONTENTS


                                                             Page
                                                             ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            F-2

FINANCIAL STATEMENTS

  Balance Sheets
    as of March 31, 2000, 1999 and 1998                       F-3

  Statements of Operations and Comprehensive Income
    for the years ended March 31, 2000, 1999 and 1998         F-4

  Statement of Changes in Stockholders' Equity
    for the period from May 31, 1994 (date of inception)
    through March 31, 2000                                    F-5

  Statements of Cash Flows
    for the years ended March 31, 2000, 1999 and 1998         F-6

  Notes to Financial Statements                               F-7

                        [S. W. HATFIELD, CPA LETTERHEAD]

8               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Executive Help Services, Inc.

We have audited the accompanying balance sheets of Executive Help Services, Inc. (a Delaware corporation and a development stage company) as of March 31, 2000, 1999 and 1998 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years ended March 31, 2000, 1999 and 1998, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Executive Help Systems, Inc. (a development stage company) as of March 31, 2000, 1999 and 1998 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years ended March 31, 2000, 1999 and 1998, respectively, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                        S. W. HATFIELD, CPA
Dallas, Texas
June 15, 2000

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                          March 31, 2000, 1999 and 1998


                                                            2000           1999          1998
                                                           -------       -------       -------
                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash on hand and in bank                                 $   228       $ 7,885       $ 7,900
                                                           -------       -------       -------

     TOTAL CURRENT ASSETS                                      228         7,885         7,900
                                                           -------       -------       -------

OTHER ASSETS
  Organization costs, net of accumulated
     amortization of approximately
     $2,000, $1,933 and $1,533,
     respectively                                               --            67           467
                                                           -------       -------       -------

     TOTAL OTHER ASSETS                                         --            67           467
                                                           -------       -------       -------

TOTAL ASSETS                                               $   228       $ 7,952       $ 8,367
                                                           =======       =======       =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
  Accounts payable - trade                                 $    --       $    --       $    --
                                                           -------       -------       -------

     TOTAL LIABILITIES                                          --            --            --
                                                           -------       -------       -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY Common stock - $0.001 par value
     20,000,000 shares authorized
     4,455,000 shares issued and
     outstanding, respectively                               4,455         4,455         4,455
  Additional paid-in capital                                 5,445         5,445         5,445
  Accumulated deficit                                       (9,672)       (1,948)       (1,533)
                                                           -------       -------       -------

        TOTAL STOCKHOLDERS' EQUITY                             228         7,952         8,367
                                                           -------       -------       -------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                     $   228       $ 7,952       $ 8,367
                                                           =======       =======       =======


The accompanying notes are an integral part of these financial statements.

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    Years ended March 31, 2000, 1999 and 1998


                                                  2000              1999              1998
                                              -----------       -----------       -----------
NET REVENUES                                  $        --       $        --       $        --
OPERATING EXPENSES
  General and administrative expenses               7,657                15                --
  Amortization of organization expenses                67               400               400
                                              -----------       -----------       -----------

     TOTAL OPERATING EXPENSES                       7,724               415               400
                                              -----------       -----------       -----------

LOSS FROM OPERATIONS BEFORE INCOME TAXES           (7,724)             (415)             (400)

INCOME TAX BENEFIT (EXPENSE)                           --                --                --
                                              -----------       -----------       -----------

NET LOSS                                           (7,724)             (415)             (400)

OTHER COMPREHENSIVE INCOME                             --                --                --
                                              -----------       -----------       -----------

COMPREHENSIVE INCOME (LOSS)                   $    (7,724)      $      (415)      $      (400)
                                              ===========       ===========       ===========

Loss per weighted-average
  share of common stock outstanding
  computed on Net Loss - basic and
  fully diluted                                       nil               nil               nil
                                              ===========       ===========       ===========

Weighted-average number of
  common shares outstanding                     4,455,000         4,455,000         4,455,000
                                              ===========       ===========       ===========

The accompanying notes are an integral part of these financial statements.

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  For the period from May 31, 1994 (date of inception) through March 31, 2000


                                          Common Stock           Additional
                                    ------------------------       paid-in       Accumulated
                                      Shares         Amount        capital         deficit          Total
                                    ---------      ---------      ---------       ---------       ---------
ISSUANCE OF $0.00001 PAR
  VALUE COMMON STOCK
  TO FOUNDERS ON MAY 31, 1994          20,000      $      --      $   2,000       $      --       $   2,000

Net loss for the period                    --             --             --            (333)           (333)
                                    ---------      ---------      ---------       ---------       ---------

BALANCES AT MARCH 31, 1995             20,000             --          2,000            (333)          1,667

Net loss for the year                      --             --             --            (400)           (400)
                                    ---------      ---------      ---------       ---------       ---------

BALANCES AT MARCH 31, 1996             20,000             --          2,000            (733)          1,267

Net loss for the year                      --             --             --            (400)           (400)
                                    ---------      ---------      ---------       ---------       ---------

BALANCES AT MARCH 31, 1997             20,000             --          2,000          (1,133)            867

Sale of common stock
  subject to a private
  placement memorandum                 79,000              1          7,899              --           7,900

Net loss for the year                      --             --             --            (400)           (400)
                                    ---------      ---------      ---------       ---------       ---------

BALANCES AT MARCH 31, 1998             99,000              1          9,899          (1,533)          8,367

Effect of change in par value
  from $0.00001 per share
  to $0.001 per share                      --             98            (98)             --              --

Net loss for the year                      --             --             --            (415)           (415)
                                    ---------      ---------      ---------       ---------       ---------

BALANCES AT MARCH 31, 1999             99,000             99          9,801          (1,948)          7,952

Effect of 45 for 1 stock split      4,356,000          4,356         (4,356)             --              --

Net loss for the period                    --             --             --          (7,724)         (7,724)
                                    ---------      ---------      ---------       ---------       ---------

BALANCES AT MARCH 31, 2000          4,455,000      $   4,455      $   5,445       $  (9,672)      $     228
                                    =========      =========      =========       =========       =========


The accompanying notes are an integral part of these financial statements.

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                    Years ended March 31, 2000, 1999 and 1998


                                                          2000           1999          1998
                                                         -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                $(7,724)      $  (415)      $  (400)
  Adjustments to reconcile net loss to net
     cash provided by operating activities
     Amortization of organization costs                       67           400           400
                                                         -------       -------       -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (7,657)          (15)           --
                                                         -------       -------       -------


CASH FLOWS FROM INVESTING ACTIVITIES                          --            --            --
                                                         -------       -------       -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from private placement of common stock             --            --         7,900
                                                         -------       -------       -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --            --         7,900
                                                         -------       -------       -------

INCREASE (DECREASE) IN CASH                               (7,657)          (15)        7,900

Cash at beginning of period                                7,885         7,900            --
                                                         -------       -------       -------

CASH AT END OF PERIOD                                    $   228       $ 7,885       $ 7,900
                                                         =======       =======       =======

SUPPLEMENTAL DISCLOSURE OF INTEREST
  AND INCOME TAXES PAID
     Interest paid for the period                        $    --       $    --       $    --
                                                         =======       =======       =======
     Income taxes paid for the period                    $    --       $    --       $    --
                                                         =======       =======       =======



The accompanying notes are an integral part of these financial statements.

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Executive Help Services, Inc. (Company) was incorporated on May 31, 1994 under the laws of the State of Delaware. The Company was formed for the purpose of developing an internet web site that would offer professional space planning and design, pricing information and direct ordering of modular office furniture systems.

During April 1997, the Company successfully sold an aggregate 79,000 shares of restricted, unregistered common stock for gross proceeds of $7,900, pursuant to a private placement memorandum to non-affiliated private investors. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

The Company's business plan has not been fully implemented as of June 15, 2000 and, accordingly, has not fully commenced operations. The Company has had no substantial operations or substantial assets since inception and is considered to be in the development stage.

Due to the lack of sustaining operations from inception, the Company has generated no significant operating revenues and has incurred cumulative losses of approximately $9,700. Accordingly, the Company may be dependent in future periods upon its current management and/or significant stockholders to provide additional working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital, if necessary, to support and preserve the integrity of the corporate entity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.       Cash and cash equivalents

         The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

         Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2.       Organization costs

         Organization costs, incurred at the initial capitalization of the Company, were amortized over a sixty (60) month period using the straight-line method.

3.       Income taxes

         The Company uses the asset and liability method of accounting for income taxes. At March 31, 2000, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

         As of March 31, 2000, the Company has cumulative net operating loss carryforwards totaling approximately $9,700 to offset taxable income in future periods. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.       Earnings (loss) per share


         Basic earnings (loss) per share is computed by dividing the net income
         (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2000, 1999 and 1998, the Company has no outstanding warrants and options issued and outstanding.


NOTE C - COMMON STOCK TRANSACTIONS

On December 8, 1998, the Company amended its Certificate of Incorporation to change the par value of its common stock from $0.00001 per share to $0.001 per share. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

On June 15, 1999, the Company's Board of Directors approved a 45 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 99,000 to 4,455,000. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

During April 1997, the Company successfully sold an aggregate 79,000 shares of restricted, unregistered common stock for gross proceeds of $7,900, pursuant to a private placement memorandum to non-affiliated private investors. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company, all of those whose one year terms will expire 6/30/01, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address               Age    Position       Date First Elected
--------------               ---    --------       ------------------
William Crawford             40     President,     6/14/94
13370 Kirkham Way                   Secretary,
Poway, CA 92064                     Director

Bobbie Jo Crawford           42     Treasurer,     6/14/94
13370 Kirkham Way                   Director
Poway, CA 92064

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.


Resumes

William W. Crawford Jr., President, Secretary & Director

1994 - Current Owner and President/C.O.O. Installation Technology, Inc. dba
         I-TEC. Office furniture installation company specializing in project management, design, specifications, customer product analysis an procurement, installation, reconfiguration, refurbishment and facility relocation. Responsibilities include sales, personnel management of a staff of 25 to 50 employees, marketing, and customer relations.


Bobbie Crawford, Treasurer & Director

1994 - Current CFO/Controller Installation Technology, Inc., dba I-TEC.
         Duties include all treasury and accounting responsibilities for the Company's annual gross revenue of $1,500,000, including Accounts Receivable, Collections, Accounts Payable, Cash Management, Payroll/Human Resources, Financial Statement preparation, Budgets, and Tax Planning. Responsibilities include supervision of accounting staff of 5 employees.


ITEM 10   EXECUTIVE COMPENSATION

The company's current officers receive no compensation.

                           SUMMARY COMPENSATION TABLE

                                                         Other
Name &                                                   annual     Restricted     Options                   All other
principle                        Salary       Bonus      compen-      stock          SARs          LTIP       compen-
position            Year          ($)          ($)      sation($)    awards($)       ($)          Payouts    sation($)
--------------------------------------------------------------------------------------------------------------------
W Crawford          2000          -0-          -0-         -0-          -0-          -0-            -0-          -0-
President           1999          -0-          -0-         -0-          -0-          -0-            -0-          -0-
                    1998          -0-          -0-         -0-          -0-          -0-            -0-          -0-

B Crawford          2000          -0-          -0-         -0-          -0-          -0-            -0-          -0-
Director            1999          -0-          -0-         -0-          -0-          -0-            -0-          -0-
                    1998          -0-          -0-         -0-          -0-          -0-            -0-          -0-

There are no current employment agreements between the Company and its executive officers.

The Board agreed to pay Mr. Crawford for administrative services and services related to the Company's business plan 10,000 shares of the Company's common stock on June 14, 1994. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On June 15, 1999, 440,000 shares of the Company's common stock were issued to him per a 45 for 1 stock split.

The Board agreed to pay Mrs. Crawford for administrative services and services related to the Company's business plan 10,000 shares of the Company's common stock on June 14, 1994. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $.10 per share. On June 15, 1999, 440,000 shares of the Company's common stock were issued to her per a 45 for 1 stock split.

The terms of these stock issuances were as fair to the Company, in the Board's opinion, as could have been made with an unaffiliated third party.

The officers currently devote an immaterial amount of time to manage the affairs of the Company. The Directors and Principal Officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $12,000 at each month end. When positive cash flow reaches $12,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.


ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - March 31, 2000:

Title Of    Name &                                  Amount &             Percent
Class       Address                                 Nature of owner      Owned
------      ----------------                        -----------          -------
Common      William Crawford                        450,000 (a)          10%
            13370 Kirkham Way
            Poway, CA 92064

Common      Bobbie Jo Crawford                      450,000 (b)          10%
            13370 Kirkham Way
            Poway, CA 92064

Total Shares Owned by Officers & Directors
As a Group                                          900,000              20%


(a) Mr. Crawford received 10,000 shares of the Company's common stock on June 14, 1994 for administrative services and services related to the Company's business plan. 440,000 shares of the Company's common stock were issued to him per a 45 for 1 stock split on June 15, 1999.

(b) Mrs. Crawford received 10,000 shares of the Company's common stock on June 14, 1994 for administrative services and services related to the Company's business plan. 440,000 shares of the Company's common stock were issued to her per a 45 for 1 stock split on June 15, 1999.


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Crawford, an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes.


ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Exhibit 27 Financial Data Schedule

         Reports filed on Form 8-K: None

         Reports required to be filed by Regulation S-X: None

                                   SIGNATURES
                              --------------------


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Executive Help Services, Inc.




Date    June 15, 2000                   By /s/ William Crawford
                                        ----------------------------------------
                                        William Crawford, President & Director



Date    June 15, 2000                   By   /s/ Bobbie Jo Crawford
                                        ----------------------------------------
                                        Bobbie Jo Crawford, Treasurer & Director