Form 10QSB
period 2000-06-30
EXECUTIVE HELP SERVICES INC
filed 2000-08-08
CIK 1102013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

================================================================================

(Mark one)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

================================================================================

                         Commission File Number: 0-28717

                          EXECUTIVE HELP SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

                Delaware                               88-0420405
        ------------------------                ------------------------
        (State of incorporation)                (IRS Employer ID Number)

                        13370 Kirkham Way, Poway CA 92064
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (619) 692-2571
                           ---------------------------
                           (Issuer's telephone number)

================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 7, 2000: 5,346,000

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                          EXECUTIVE HELP SERVICES, INC.

                 Form 10-QSB for the Quarter ended June 30, 2000

                                Table of Contents


                                                                             Page
                                                                             ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            10

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                    11

  Item 2 Changes in Securities                                                11

  Item 3 Defaults Upon Senior Securities                                      11

  Item 4 Submission of Matters to a Vote of Security Holders                  11

  Item 5 Other Information                                                    12

  Item 6 Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                    12

                      [LETTERHEAD OF S. W. HATFIELD, CPA]

ITEM 1 - PART 1 - FINANCIAL STATEMENTS

                           ACCOUNTANT'S REVIEW REPORT

Board of Directors and Shareholders
Executive Help Services, Inc.

We have reviewed the accompanying balance sheets of Executive Help Services, Inc. (a Delaware corporation) as of June 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the three months ended June 30, 2000 and 1999 and statements of cash flows for the three months ended June 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

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

                                       S. W. HATFIELD, CPA

Dallas, Texas
August 7, 2000

                          EXECUTIVE HELP SERVICES, INC.
                                 BALANCE SHEETS
                             June 30, 2000 and 1999

                                   (UNAUDITED)

                                                                June 30,    June 30,
                                                                  2000        1999
                                                                --------    --------
                                       ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                     $     45    $  7,829
                                                                --------    --------
TOTAL ASSETS                                                    $     45    $  7,829
                                                                ========    ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Advances from shareholder                                    $     --    $     --
                                                                --------    --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
     20,000,000 shares authorized;
     none issued and outstanding                                      --          --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,346,000 shares issued and outstanding                       5,346       5,346
   Additional paid-in capital                                      4,554       4,554
   Deficit accumulated during the development stage               (9,854)     (2,071)
                                                                --------    --------
     TOTAL SHAREHOLDERS' EQUITY                                       46       7,829
                                                                --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $     46    $  7,829
                                                                ========    ========

See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                          EXECUTIVE HELP SERVICES, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    Three months ended June 30, 2000 and 1999

                                   (UNAUDITED)

                                               Three months         Three months
                                                   ended                ended
                                                 June 30,             June 30,
                                                   2000                 1999
                                                -----------         -----------
REVENUES                                        $        --         $        --
                                                -----------         -----------
EXPENSES
   General and administrative                           183                  71
   Amortization of organization costs                    --                  67
                                                -----------         -----------
     TOTAL EXPENSES                                     183                 138
                                                -----------         -----------
LOSS BEFORE INCOME TAXES                               (183)               (138)

PROVISION FOR INCOME TAXES                               --                  --
                                                -----------         -----------
NET LOSS                                               (183)               (138)

OTHER COMPREHENSIVE INCOME                               --                  --
                                                -----------         -----------
COMPREHENSIVE INCOME                            $      (183)        $      (138)
                                                ===========         ===========
Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                    nil                 nil
                                                ===========         ===========
Weighted-average number of shares
   of common stock outstanding                    5,346,000           5,346,000
                                                ===========         ===========

See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                          EXECUTIVE HELP SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 2000 and 1999

                                   (UNAUDITED)

                                                               Three months   Three months
                                                                  ended          ended
                                                                 June 30,      June 30,
                                                                   2000          1999
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                       $ (183)       $   (138)
   Adjustments to reconcile net income to net cash
     provided by operating activities
        Amortization of organization costs                            --              67
                                                                  ------        --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (183)            (71)
                                                                  ------        --------
CASH FLOWS FROM INVESTING ACTIVITIES                                  --              --
                                                                  ------        --------
CASH FLOWS FROM FINANCING ACTIVITIES                                  --              --
                                                                  ------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (183)            (71)

Cash and cash equivalents at beginning of period                     228           7,900
                                                                  ------        --------
Cash and cash equivalents at end of period                        $   45        $  7,829
                                                                  ======        ========
SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
   Interest paid during the period                                $   --        $     --
                                                                  ======        ========
   Income taxes paid (refunded)                                   $   --        $     --
                                                                  ======        ========

See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

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

On July 6, 2000, the Company amended its Certificate of Incorporation to effect a 1.2 for 1 forward stock split. This action increased the issued and outstanding shares of common stock from 4,455,000 to 5,346,000.

On July 17, 2000, the Company amended its Certificate of Incorporation to allow for the issuance of up to 20,000,000 shares of $0.001 par value Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock.

The effect of these separate actions are reflected in the accompanying financial statements as of the first day of the first period presented.

The Company's business plan has not been fully implemented and, accordingly, has not fully commenced operations. The Company has had no substantial operations or substantial assets since inception and is considered to be in the development stage.

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

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2001.

                          EXECUTIVE HELP SERVICES, INC.

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS - CONTINUED

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

3.   Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2000, the Company has cumulative net operating loss carryforwards totaling approximately $9,850 to offset taxable income in future periods. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Earnings (loss) per share

     Basic earnings (loss) per share is computed by dividing the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, the Company has no outstanding warrants and options issued and outstanding.

                          EXECUTIVE HELP SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE C - PREFERRED STOCK TRANSACTIONS

On July 17, 2000, the Company amended its Certificate of Incorporation to allow for the issuance of up to 20,000,000 shares of $0.001 par value Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

As of June 30, 2000, there are no shares of Preferred Stock issued and outstanding.

NOTE D - COMMON STOCK TRANSACTIONS

On July 17, 2000, the Company amended its Certificate of Incorporation to allow for the issuance of up to 20,000,000 shares of $0.001 par value Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On July 6, 2000, the Company amended its Certificate of Incorporation to effect a 1.2 for 1 forward stock split. This action increased the issued and outstanding shares of common stock from 4,455,000 to 5,346,000. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

On June 15, 1999, the Company's Board of Directors approved a 45 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 99,000 to 4,455,000. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

                (Remainder of this page left blank intentionally)

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)   GENERAL COMMENTS

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

On July 6, 2000, the Company amended its Certificate of Incorporation to effect a 1.2 for 1 forward stock split. This action increased the issued and outstanding shares of common stock from 4,455,000 to 5,346,000.

On July 17, 2000, the Company amended its Certificate of Incorporation to allow for the issuance of up to 20,000,000 shares of $0.001 par value Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock.

The effect of these separate actions are reflected in the accompanying financial statements as of the first day of the first period presented.

The Company's business plan has not been fully implemented and, accordingly, has not fully commenced operations. The Company has had no substantial operations or substantial assets since inception and is considered to be in the development stage.

(3) RESULTS OF OPERATIONS, PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $9,855 through December 1999 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None

ITEM 2 - CHANGES IN SECURITIES

      On July 6, 2000, the Company amended its Certificate of Incorporation to effect a 1.2 for 1 forward stock split. This action increased the issued and outstanding shares of common stock from 4,455,000 to 5,346,000.

      On July 17, 2000, the Company amended its Certificate of Incorporation to allow for the issuance of up to 20,000,000 shares of $0.001 par value Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock.

      The effect of these separate actions are reflected in the accompanying financial statements as of the first day of the first period presented.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 15, 2000, the Company held a regularly scheduled annual meeting of shareholders. The following items were presented for a vote of the shareholders:

      Election of Directors

               William Crawford     For: 75               Against: 0
               Bobbie Jo Crawford   For: 75               Against: 0

      On June 20, 2000, as approved by unanimous vote, the Company's shareholders approved the following actions:

          An Amendment to the Company's Certificate of Incorporation to allow for the issuance of up to 20,000,000 shares of $0.001 par value Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock. The effect of this action is reflected in the accompanying financial statements as of the first day of the first period presented.

          The establishment of a twenty-four (24) month period from June 20, 2000 whereby a

          100.0% shareholder approval is required for any Board of Director or Shareholder action or resolution to reduce the number of issued and outstanding shares of the Company by any means, including a reverse stock split.

ITEM 5 - OTHER INFORMATION

      None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 27 - Financial Data Schedule
      Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EXECUTIVE HELP SERVICES, INC.

August 7, 2000                             /s/ William Crawford
                                           -------------------------------------
                                           William Crawford
                                           President, Chief Executive Officer,
                                           Director and Chief Accounting Officer