Form 10QSB
period 2000-09-30
EXECUTIVE HELP SERVICES INC
filed 2000-10-31
CIK 1102013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------   EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
----------   1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES [X]   NO[ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 25, 2000: 5,346,000

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                          EXECUTIVE HELP SERVICES, INC.

              Form 10-QSB for the Quarter ended September 30, 2000

                                Table of Contents


                                                                                   PAGE
                                                                                   ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                        3

  Item 2 Management's Discussion and Analysis or Plan of Operation                  10


PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                          12

  Item 2 Changes in Securities                                                      12

  Item 3 Defaults Upon Senior Securities                                            12

  Item 4 Submission of Matters to a Vote of Security Holders                        12

  Item 5 Other Information                                                          12

  Item 6 Exhibits and Reports on Form 8-K                                           12


SIGNATURES                                                                          12

S. W. HATFIELD, CPA
CERTIFIED PUBLIC ACCOUNTANTS

Member:  American Institute of Certified Public Accountants
            SEC Practice Section
            Information Technology Section
         Texas Society of Certified Public Accountants

ITEM 1 - PART 1 - FINANCIAL STATEMENTS


                           ACCOUNTANT'S REVIEW REPORT


Board of Directors and Shareholders
Executive Help Services, Inc.

We have reviewed the accompanying balance sheets of Executive Help Services, Inc. (a Delaware corporation) as of September 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the six and three months ended September 30, 2000 and 1999 and statements of cash flows for the six months ended September 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the
U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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




                                                          S. W. HATFIELD, CPA
Dallas, Texas
October 10, 2000



                     USE OUR PAST TO ASSIST YOUR FUTURE(SM)

P. O. BOX 820395                               9002 GREEN OAKS CIRCLE, 2ND FLOOR
DALLAS, TEXAS  75382-0395                               DALLAS, TEXAS 75243-7212
214-342-9635 (VOICE)                                          (FAX) 214-342-9601
800-244-0639                                                      SWHCPA@AOL.COM

                          EXECUTIVE HELP SERVICES, INC.
                                 BALANCE SHEETS
                           September 30, 2000 and 1999

                                   (UNAUDITED)

                                                             September 30,  September 30,
                                                                 2000           1999
                                                             -------------  -------------

                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                     $    --       $ 7,584
                                                                -------       -------

TOTAL ASSETS                                                    $    --       $ 7,584
                                                                =======       =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES                                             $    --       $    --
                                                                -------       -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
     20,000,000 shares authorized;
     none issued and outstanding                                     --            --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,346,000 shares issued and outstanding                      5,346         5,346
   Additional paid-in capital                                     4,554         4,554
   Deficit accumulated during the development stage              (9,900)       (2,316)
                                                                -------       -------

     TOTAL SHAREHOLDERS' EQUITY                                      --         7,584
                                                                -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $    --       $ 7,584
                                                                =======       =======



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                          EXECUTIVE HELP SERVICES, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             Six and Three months ended September 30, 2000 and 1999

                                   (UNAUDITED)

                                           Six months        Six months       Three months      Three months
                                              ended            ended              ended             ended
                                          September 30,     September 30,     September 30,     September 30,
                                              2000              1999               2000             1999
                                          ------------      ------------      ------------      ------------
REVENUES                                   $        --       $        --       $        --       $        --
                                           -----------       -----------       -----------       -----------

EXPENSES
   General and administrative                      228               301                45               245
   Amortization of organization costs               --                67                --                67
                                           -----------       -----------       -----------       -----------

     TOTAL EXPENSES                                228               368                45               312
                                           -----------       -----------       -----------       -----------

LOSS BEFORE INCOME TAXES                          (228)             (368)              (45)             (312)

PROVISION FOR INCOME TAXES                          --                --                --                --
                                           -----------       -----------       -----------       -----------

NET LOSS                                          (228)             (368)              (45)             (312)

OTHER COMPREHENSIVE INCOME                          --                --                --                --
                                           -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS                         $      (228)      $      (368)      $       (45)      $      (312)
                                           ===========       ===========       ===========       ===========

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                               nil               nil               nil               nil
                                           ===========       ===========       ===========       ===========

Weighted-average number of shares
   of common stock outstanding               5,346,000         5,346,000         5,346,000         5,346,000
                                           ===========       ===========       ===========       ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                          EXECUTIVE HELP SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                  Six months ended September 30, 2000 and 1999

                                   (UNAUDITED)

                                                              Six months     Six months
                                                                 ended         ended
                                                             September 30,  September 30,
                                                                  2000          1999
                                                             -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                     $  (228)      $  (368)
   Adjustments to reconcile net income to net cash
     provided by operating activities
        Amortization of organization costs                           --            67
                                                                -------       -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (228)         (301)
                                                                -------       -------


CASH FLOWS FROM INVESTING ACTIVITIES                                 --            --
                                                                -------       -------


CASH FLOWS FROM FINANCING ACTIVITIES                                 --            --
                                                                -------       -------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (228)         (301)

Cash and cash equivalents at beginning of period                    228         7,885
                                                                -------       -------

Cash and cash equivalents at end of period                      $    --       $ 7,584
                                                                =======       =======

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID

   Interest paid during the period                              $    --       $    --
                                                                =======       =======
   Income taxes paid (refunded)                                 $    --       $    --
                                                                =======       =======



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

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

Due to the lack of sustaining operations from inception, the Company has generated no significant operating revenues and has incurred cumulative losses of approximately $9,900. Accordingly, the Company may be dependent in future periods upon its current management and/or significant stockholders to provide additional working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital, if necessary, to support and preserve the integrity of the corporate entity.

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

3.     Income taxes

       The Company uses the asset and liability method of accounting for income taxes. At September 30, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

       As of September 30, 2000, the Company has cumulative net operating loss carryforwards totaling approximately $9,900 to offset taxable income in future periods. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.     Earnings (loss) per share

       Basic earnings (loss) per share is computed by dividing the net income
       (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, the Company has no outstanding warrants and options issued and outstanding.

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

As of September 30, 2000, there are no shares of Preferred Stock issued and outstanding.


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


(3)   RESULTS OF OPERATIONS, PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

The Company intends to maintain a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The operating losses of approximately $228 and $368 for the respective six month periods ended September 30, 2000 and 1999 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Overall, through September 30, 2000, the Company has sustained cumulative operating losses of approximately $9.900.

The initial capitalization of the Company through the sale of equity securities have allowed the Company to maintain a positive cash flow position through September 2000. Additional funding from either the sale of additional equity securities or advances from controlling shareholders will be necessary to support future maintenance of the corporate entity and development of the Company's business plans.

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

As discussed in prior Company filings, the Company's business plan also includes acquiring other compatible businesses in order to broaden the Company's revenue base.

On September 19, 2000, the Company's management determined it would be in the best interest of the Company to execute a plan of merger with Clickincomes.com to acquire an entity that specializes in Internet marketing of products, services, and business opportunities tailored to the owners of small and home-based businesses.

On the web site, www.Clickincomes.com, owners of small and home-based businesses are provided the opportunity to promote and sell their goods and services through direct, referral, and multilevel marketing methods. Clickincomes.com provides businesses with a rapidly growing database of qualified sales leads from individuals seeking business opportunities and affiliations through its web site. Individuals seeking to join direct, referral, and multilevel marketing organizations are able to obtain in-depth information about business opportunities and affiliations, invest in or become associates of these businesses and franchises, make on-line purchases, and receive revenue from their direct participation in marketing and affiliate programs offered on the Internet.

Clickincomes.com recently completed its initial web site, installed a preliminary data base of customers and distributors, and generated over $100,000 in revenues in its first ten weeks of operations. Clickincomes.com anticipates its revenue growth to exceed 100% per month during the first six months of operations contingent upon its ability to raise capital of $2,000,000 for its nation-wide marketing campaign.

While the Company's management has agreed to acquire Clickincomes.com through a plan of merger, as required by Delaware law, a majority of the shareholders of Executive Help Services, Inc. must first approve the proposed merger transaction. Although the Company's management believes this acquisition is in the best interest of the Company and its shareholders, there is no assurance that a majority of shareholders will, in fact, approve the plan of merger.

Management has made substantial progress in implementing its business plan by registering its Internet domain name, applying for U.S. trademark protection, and setting up a preliminary web site - modularoffice.com. The Company is positioning itself to seek additional capital funding in order to continue to advance its business plan. Once the Company is funded it will be able to hire employees, rent commercial space in San Diego, California, purchase furniture and equipment, and begin development of its web site operations. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan.

The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated web site programming, difficulty in completing key business acquisitions, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

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

      None

ITEM 5 - OTHER INFORMATION

      None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit 27 - Financial Data Schedule
      Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EXECUTIVE HELP SERVICES, INC.


October 31, 2000                             /s/ William Crawford
                                     -------------------------------------
                                                 William Crawford
                                       President, Chief Executive Officer,
                                     Director and Chief Accounting Officer