Form 10-Q
period 2000-12-31
EXECUTIVE HELP SERVICES INC
filed 2001-02-07
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


(Mark one)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________


Commission File Number: 0-28717

                          Executive Help Services, Inc.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                          88-0420405
        --------                                          ----------
(State of incorporation)                            (IRS Employer ID Number)


            8930 East Raintree Drive, Suite 100, Scottsdale, AZ 85260
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (480) 444-2014
                                 --------------
                           (Issuer's telephone number)

                        13370 Kirkham Way, Poway CA 92064
                        ---------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 2, 2001: 9,846,000

Transitional Small Business Disclosure Format (check one):      YES       NO X

                          Executive Help Services, Inc.

               Form 10-QSB for the Quarter ended December 31, 2000

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
Executive Help Services, Inc.

We have reviewed the accompanying balance sheets of Executive Help Services, Inc. (a Delaware corporation) as of December 31, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the nine and three months ended September 30, 2000 and 1999 and statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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




                                                            S. W. HATFIELD, CPA
Dallas, Texas
January 26, 2001




                       Use our past to assist your future
P.O. Box 820395                                9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                          Executive Help Services, Inc.
                                 Balance Sheets
                           December 31, 2000 and 1999

                                   (Unaudited)

                                                                                    December 31,    December 31,
                                                                                    2000            1999
                                                                                    ----            ----
                                                               ASSETS
Current Assets
   Cash on hand and in bank                                                         $        -      $     5,322

Other Assets
   Organization costs, net of accumulated
      amortization of approximately $2,000
      and $2,000, respectively                                                               -                -

Total Assets                                                                        $        -      $     5,322


                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable - trade                                                         $        -      $         -

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value.
      20,000,000 shares authorized;
      none issued and outstanding                                                            -                -
   Common stock - $0.001 par value.
      100,000,000 shares authorized.
      5,346,000 shares issued and outstanding, respectively                              5,346            5,346
   Additional paid-in capital                                                            4,554            4,554
   Deficit accumulated during the development stage                                     (9,900)          (4,578)

      Total Shareholders' Equity                                                             -            5,322

Total Liabilities and Shareholders' Equity                                          $        -      $     5,322


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements. 4

                          Executive Help Services, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended December 31, 2000 and 1999

                                   (Unaudited)


                                               Nine months     Nine months     Three months    Three months
                                               ended           ended           ended           ended
                                               December 31,    December 31,    December 31,    December 31,
                                               2000            1999            2000            1999
                                               ----            ----            ----            ----
Revenues                                       $        -      $          -    $       -       $         -

Expenses
   General and administrative                         228             2,563            -             2,262
   Amortization of organization costs                   -                67            -                 -

     Total expenses                                   228             2,630            -             2,262

Loss before Income Taxes                             (228)           (2,630)           -            (2,262)

Provision for Income Taxes                              -                 -            -                 -

Net Loss                                             (228)           (2,630)           -            (2,262)

Other comprehensive income                              -                 -            -                 -

Comprehensive Loss                             $     (228)     $     (2,630)   $       -       $    (2,262)

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                  nil              nil               nil           nil

Weighted-average number of shares
   of common stock outstanding                  5,346,000         5,346,000        5,346,000     5,346,000


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                          Executive Help Services, Inc.
                            Statements of Cash Flows
                  Nine months ended December 31, 2000 and 1999

                                   (Unaudited)

                                                                                    Nine months       Nine months
                                                                                    ended             ended
                                                                                    December 31,      December 31,
                                                                                    2000              1999
                                                                                    ----              ----
Cash Flows from Operating Activities
   Net Loss                                                                         $   (228)         $  (2,630)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Amortization of organization costs                                                  -                 67

Net cash provided by (used in) operating activities                                     (228)            (2,563)


Cash Flows from Investing Activities                                                       -                    -


Cash Flows from Financing Activities                                                       -                    -


Increase (Decrease) in Cash and Cash Equivalents                                        (228)            (2,563)

Cash and cash equivalents at beginning of period                                         228              7,885

Cash and cash equivalents at end of period                                          $      -          $   5,322

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                                                  $      -          $       -
   Income taxes paid (refunded)                                                     $      -          $       -


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

3.   Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2000 and 1999, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2000, the Company has cumulative net operating loss carryforwards totaling approximately $9,900 to offset taxable income in future periods. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2000 and 1999, the Company has no outstanding warrants and options issued and outstanding.

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

As of December 31, 2000, there are no shares of Preferred Stock issued and outstanding.


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


Note E - Subsequent Event

On January 16, 2001, the Company's Board of Directors issued 4,500,000 shares of restricted, unregistered common stock to officers, directors and key employees as an incentive to retain their services. These shares were issued on January 23, 2001.





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


(3)  Results of Operations, Plan of Operation, Liquidity and Capital Resources

The Company has attempted to maintain a cash balance sufficient to sustain corporate operations until such time as management can raise the funding necessary to advance its business plan. The cumulative net operating losses of $9,900 through December 2000 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses.

The initial capitalization of the Company through the sale of equity securities have allowed the Company to maintain a positive cash position through September 2000. Additional funding from either the sale of additional equity securities or advances from controlling shareholders will be necessary to support future maintenance of the corporate entity and development of the Company's business plans.

Through December 31, 2000, management made substantial progress in implementing its initial business plan by registering its Internet domain name, applying for U.S. trademark registration, and setting up a preliminary web site. However, the Company has determined that the business plan would not be viable under current market conditions, and therefore abandoned further implementation efforts.

Management   of  the  Company  is   currently   reviewing   available   business
opportunities and revising its business plan for future periods accordingly.

As previously disclosed in previous Company filings, the Company's business plan included acquiring other compatible businesses in order to broaden the Company's revenue base. On September 19, 2000, the Company's management signed a plan of merger with Clickincomes.com, an Internet based small business marketing provider of direct and multilevel sales information databases. After conducting a due diligence process, the Company determined it would not be able to proceed with the planned merger, and no shareholder vote would be required. By mutual agreement of both Clickincomes.com and the Company, the plan of merger was terminated effective January 16, 2001.

The Company will face considerable risk in each of its future business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated web site programming, difficulty in completing key business acquisitions, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market.

The Company is currently solely dependent upon funds advanced or loaned by the Company's directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

     On January 16, 2001, the Company's Board of Directors issued 4,500,000 shares of restricted, unregistered common stock to officers, directors and key employees as an incentive to retain their services. These shares were issued on January 23, 2001. After the issuance of these shares, the Company has 9,846,000 shares of common stock issued and outstanding. The entities or individuals receiving these shares are as follows:

Certum Limited                                                                   3,000,000
c/o Channel House Trustees Limited
St. Helier, Jersey, Channel Islands

Russell Stover Ivy                                                               1,000,000
Alvin, TX

Paris House Limited                                                                500,000
c/o Thomson Kernaghan Securities
Vancouver, B. C. , Canada


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

                                                   Executive Help Services, Inc.


February    2   , 2001                                    /s/ Russell Stover Ivy
                                                              Russell Stover Ivy
                                             President, Chief Executive Officer,
                                           Director and Chief Accounting Officer