Form 10KSB
period 2001-03-31
EXECUTIVE HELP SERVICES INC
filed 2001-06-27
CIK 1102013

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D C. 20549

                                   FORM 10KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 2001
                                   --------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to ____________

         Commission File No.  0-28717
                              -------
                          EXECUTIVE HELP SERVICES, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                             88-0420405
--------                                             ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

8930 East Raintree Drive, Suite 100, Scottsdale, Arizona     85260
---------------------------------------------------------    -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (480) 444-2014
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12 (g) of the Act:  Common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The issuer had revenues of $0 for the year ended March 31, 2001.

As of March 31, 2001, the registrant had 5,846,000 shares of common stock, $.001 par value, issued and outstanding.

                                     PART I

Item 1. Description of Business.
--------------------------------

General
-------

     Executive Help Services, Inc. was incorporated in Delaware on May 31, 1994 for the purpose of developing an Internet web site that would offer professional space planning and design of modular office furniture, pricing information, and direct ordering capabilities for the modular office systems purchaser. During 1997, the Company received its initial funding through the sale of common stock to investors. From inception until 1997, the Company had no material operating activities.

     In June 1999, Management decided to modify its original concept to capitalize on currently available Internet features designed to reach a broader user base and seek necessary capital in order that they could begin developing the Company's Internet site business. As a result, it entered into business as a primary office furnishings e-commerce web site for businesses ranging in size from office in home to the largest corporate fixed asset customers via its website "www.modularoffice.com." During this time, the Company became a reporting company under the Securities and Exchange Act of 1934, after filing a Form 10SB with the United States Securities and Exchange Commission and began trading on the OTC Bulletin Board.

     The Company entered into a Merger Agreement with ClickIncomes.com, Inc., a Nevada corporation ("ClickIncomes.com"), in September 2000. This Agreement was terminated by mutual agreement of the parties in December 2000.

     William Crawford and Bobbie Jo Crawford, resigned in January 2001. At that time, Russell Stover Ivy was appointed President and Alan M. Smith was appointed Secretary and Treasurer. Mr. Ivy and Mr. Smith also were appointed to serve as the sole members of the Board of Directors. In conjunction with this change in management, the Company has changed its business direction and will now engage in the business of selling data reports over the Internet. The Company has entered into a letter of intent with AdZone Interactive, Inc. (AdZone) in February 2001 to merge the two companies

Merger with AdZone Interactive, Inc.
------------------------------------

     The boards of directors of the Company and AdZone Interactive, Inc. ("AdZone") have approved a proposed business combination under the terms of a letter of intent. The Company will acquire all of the issued and outstanding shares of AdZone in exchange for the issuance to AdZone's shareholders of 18 million shares of common stock of the Company. The letter of intent has been approved by each of the board of directors and is now subject to shareholder approval. The shareholders of AdZone have already approved the merger. The Company will be holding a shareholders' meeting to approve the merger shortly.

     For the first thirty-six months following the approval of the shareholders, the board of the Company will consist of three members designated by AdZone stockholders (Charles Cardona, John Cardona, and Warren Hamburger, initially) and two designated by the Company's stockholders (Russell Ivy and Terry Neild, initially). Alan M. Smith, Secretary of the Company, has agreed to resign from his positions as officer and director effective as of the signing of the merger agreement between the parties.

AdZone Interactive, Inc.
------------------------

     AdZone is an Internet advertising research firm monitoring individual web sites and producing on line reports to its subscribers. AdZone compiles advertising activity and information regarding consumer expenditures. AdZone has a subscription based online application for accessing data in a variety of customizable report formats for data from the United States, the United Kingdom, Europe, and Asia. Custom reports are also provided, for a fee, for the additional data collected.

     Founded in March 2000, AdZone consists of a CEO, CFO, President, four marketing staff, four development staff, two part time clerical staff, and ten research and coding staff. The President, CFO, and CEO are also involved in the marketing, product development, and acquisition. The first online reports were available June 2000, and, with the help of key clients, the product and methodology has been refined and sales began in October 2000. Data from the United States was introduced first, followed by data from the United Kingdom in July 2000, from Europe in September 2000, and from Asia in December 2000. Data is currently being tested for Latin America and additional countries in other market areas. At this time no plans for expansion have been made.

     AdZone also offers several customized services. The content monitoring has allowed AdZone to monitor any of the 150,000 web sites in its database for various types of content. For example, AdZone recently monitored over 11,000 news websites for occurrences of the words "Gore, health care," "Bush, health care," "Gore, social security," and similar combinations. This product has considerable value to certain clients in a variety of fields. AdZone has identified the pharmaceutical industry as a candidate. The Banner Zone product provides custom reports on the creative executions of the various advertisements placed, such as banner buttons.

     Startup resources and funding for AdZone were provided by the Regency Group, Ltd., a strategic investment fund specializing in startup, technology based companies. Additional funding was provided by several board members of the Company.

Revenues
--------

     Revenues derive from sales of subscriptions, online application reports and custom reports. Other revenue sources include custom monitoring from the content monitoring (political) product. The market research industry is a $4.9 billion (as of 1998) annual industry, with the online portion being $170 million (2000 estimate). (Numbers are from AMA Marketing News.) AdZone's current total expenses are approximately $125,000 per month. AdZone has had $298,500 revenues for the year end December 31, 2000 and $0 in revenue for the period from January 1, 2001 to March 31, 2001.

Competition
-----------

     AdZone has several competitors. The bulk of this marketplace is held by AdRelevance through its Media Metrix client base. Other competitors include:

          CMR - CMR offers AdNetTrack US, which offers Internet expenditure data from approximately 300 web sites. This product is somewhat similar in methodology to the AdZone reports, but AdZone feels its technology is superior and that its database contains more information on an increased number of sites.

          AdRelevance - AdRelevance is a division of Media Metrix and offers panel data and expenditure information on close to 1,000 web sites. AdRelevance offers an online application for accessing some of its data.

          Leading Web Advertisers - LWA offers custom reports on banner creativity. The company has an experienced management team and has some inroads into the marketplace.

Item 2. Description of Property.
--------------------------------

     The Company's principal executive office address is 8930 East Raintree, Suite 100, Scottsdale, Arizona, 85260. The principal executive office and telephone number are provided by Terry Neild, a consultant and future director of the Company, if the AdZone merger is completed. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by Mr. Neild for other business purposes. After the merger with AdZone has been completed, the Company's offices will be located at the current AdZone offices at 211 Roanoke Avenue, Riverhead, New York, 11901.

Item 3. Legal Proceedings.
--------------------------

     The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the 2000- 2001 fiscal year. As discussed in Item 1 above, the merger with AdZone will be submitted to a vote of shareholders during the first half of the 2001-2002 fiscal year.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

     Executive Help Services, Inc., common stock, $0.001 par value, has traded on the OTC Bulletin Board under the symbol EHSV since May 30, 2000. The following have been the High and Low prices for the times indicated:



         DATE                               HIGH                                LOW
January-March 2001                          $1.156                              $0.125
October-December 2000                       $2.062                              $0.125
July-September 2000                         $1.968                              $0.500
May-June 2000                               $0.250                              $0.250


     As of March 31, 2001, there were 128 registered shareholders of the Company holding a total of 5,846,000 shares of common stock. There were no dividend restrictions on the Company.

     There have been no cash dividends declared on the Company's common stock for the past three years.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

     The Company has attempted to maintain a cash balance sufficient to sustain corporate operations until such time as management can raise the funding necessary to advance its business plan. The cumulative net operating losses of $(113,975) at year end, March 31, 2001, were due to operating expenses including licenses and fees, accounting and audit fees, and office expenses. This compares with annual losses of $(7,724) for the fiscal year ended March 31, 2000. The increase was due to legal, administrative, and accounting costs from the ClickIncomes.com proposed merger.

     The initial capitalization of the Company through the sale of equity securities has allowed the Company to maintain a positive cash position. The Company has $43 cash on hand for year end

March 31, 2001, as compared to $228 for the fiscal year ended March 31, 2000. Additional funding from either the sale of equity securities or advances from shareholders will be necessary to support future maintenance of the corporate entity and development of the Company's business plan.

     The Company's business plan included acquiring other compatible businesses in order to broaden the Company's revenue base. On September 19, 2000, the Company's management signed a plan of merger with Clickincomes.com, an Internet based small business provider of direct and multilevel sales information databases. After conducting a due diligence process, the Company determined it would not be able to proceed with the planned merger. By mutual agreement of Clickincomes.com and the Company, the plan of merger was terminated effective January 16, 2001.

     The Company is currently in the process of finalizing a merger with AdZone Interactive, Inc., as discussed in detail in Item 1 above. This merger will be completed in the first half of 2001.

     The Company will face considerable risk in each of its future business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated web site programming, difficulty in completing key business acquisitions, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market.

     The Company is currently dependent upon funds advanced or loaned by the Company's directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

Item 7. Financial Statements.
-----------------------------

         The required financial statements begin on page F-1 of this document.


Item 8. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

     There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance
--------------------------------------------------------------------------------
With Section 16(a) of the Exchange Act.
---------------------------------------

     The Directors and Officers of the Company, all of those whose one year terms will expire 6/30/01, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address              Position                          Date First Elected
--------------              --------                          ------------------
Russell Stover Ivy          President, Director               January 23, 2001
Alan Montgomery Smith       Secretary, Treasurer, Director    January 23, 2001

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

Russell Stover Ivy, President, Director. Mr. Ivy has been President and Director of the Company since January 2001. He brings over nineteen years' consulting and management experience at small to medium sized corporations to the Company. Mr. Ivy has been involved in the startup, design, and implementation of numerous corporations ranging from small financial services corporations to publicly traded telecommunication companies. In 1998 Mr. Ivy performed consulting services for IWL Communications, which merged with CapRock Communications and since was purchased by McCleod Communications. In 1999 and 2000 Mr. Ivy performed consulting services for First Financial Group of America, where he served as the Director of Operations. Mr. Ivy continues to consult to companies regarding their operational activities and goals on a contract basis. Mr. Ivy received his Degree in International Economics from Texas Tech University in 1991.

Alan Montgomery Smith, Secretary, Treasurer, Director. Mr. Smith received his B.Sc. in Civil Engineering from Queen's University, Kingston, Ontario, Canada, in 1973 and his M.B.A., also from Queen's University, in 1975. He became a member of the Institutes of Chartered Accountants of Ontario in 1978 and of British Columbia in 1980. From November 1990 to May 1999 Mr. Smith provided audit, accounting, finance, and administrative consulting services to a wide range of privately owned and public companies through his wholly owned company, Avid Management

Corporation. Since June 1999, Mr. Smith has managed his personal investment portfolio on a full time basis. He has been Secretary, Treasurer, and Director of the Company since January 2001.

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth for fiscal 2000-2001 compensation awarded or paid to Russell Stover Ivy, Executive Help's President and Director and to Alan
M. Smith, Executive Help's Secretary/Treasurer and Director (collectively, the "named Executive Officers"). Other than as indicated in the table below, no executive officer of Executive Help received any annual compensation in the year ended March 31, 2001.

                           Summary Compensation Table

                                  Annual Compensation                             Long Term Compensation
                             -----------------------------                      ----------------------------
                                                   Other           Restricted
                                                   Annual          Stock      Options/   LTIP          All Other
Name           Title      Year    Salary  Bonus    Compensation    Awarded    SARs (#)   payouts ($)   Compensation
----           -----      ----    ------- -----    ------------    -------    --------   -----------   ------------
Russell        President, 2000-   $0      $0       $0              1,000,000  -0-        -0-           -0-
Stover Ivy     Director   2001
Alan M.        Sec/Treas  2000-   $0      $0       $0              -0-        -0-        -0-           -0-
Smith          Dir        2001

     There are no current employment agreements between the Company and its executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The following table sets forth as of March 31, 2001, the amount of the Company's Common Stock beneficially owned by each officer and director of the Company and by each person owning more than five percent of any class of the Company's voting securities. As of the date of the Memorandum, there is no other equity securities of the Company outstanding, other than the Common Stock.


Name and Address of                 Number of                 Percentage
Beneficial Owner                    Shares                    Owned
-------------------                 ------                    -----
Russell S. Ivy                              0                  0.0%
211 West Sealy Street
Alvin, Texas 77511

Alan M. Smith                         250,000*                 4.3%
2212 Russell Gardens
Edinburgh, Scotland

William Crawford                      540,000                  9.2%
2466 Colinas Paseo
El Cajon, California 92019

Bobbie Jo Crawford                    540,000                  9.2%
2466 Colinas Paseo
El Cajon, California 92019

Officers and Directors as
a group (2 persons)                 1,250,000                  4.3%


*Mr. Smith holds these shares in the name of Certum Limited, a Jersey, Channel Islands corporation, which is owned by a trust (Whistler Trust) in which Mr. Smith is the sole beneficiary.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

     The principal executive office and telephone number are provided by Terry Neild, a consultant of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by Mr. Neild for other business purposes.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

     On  February 2, 2001,  the  Company  filed a report on Form 8-K in order to
report the issuance of shares of its common stock to Russell  Stover Ivy,   Alan
M. Smith, and Kim Moore.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   EXECUTIVE HELP SERVICES, INC.

Date:    June __, 2001                      By:   /s/ Russell Stover Ivy
                                                  ------------------------------
                                                  Russell Stover Ivy, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    June __, 2001                      By:   /s/ Russell Stover Ivy
                                                  ------------------------------
                                                  Russell Stover Ivy, President



Date:    June __, 2001                      By:   /s/ Alan M. Smith
                                                  ------------------------------
                                                  Alan M. Smith, Secretary,
                                                  Treasurer, Director

               EXECUTIVE HELP
               SERVICES, INC.
        (a development stage company)

            Financial Statements
                     and
              Auditor's Report

           March 31, 2001 and 2000




             S. W. HATFIELD, CPA
        certified public accountants

    Use our past to assist your future (sm)

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)

                                    CONTENTS


                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
     as of March 31, 2001 and 2000                                           F-3

   Statements of Operations and Comprehensive Income
     for the years ended March 31, 2001 and 2000                             F-4

   Statement of Changes in Stockholders' Equity
     for the period from May 31, 1994 (date of inception)
     through March 31, 2001                                                  F-5

   Statements of Cash Flows
     for the years ended March 31, 2001 and 2000                             F-6

   Notes to Financial Statements                                             F-7

S. W. HATFIELD, CPA
certified public accountants

Member: American Institute of Certified Public Accountants
        SEC Practice Section
        Information Technology Section
        Texas Society of Certified Public Accountants



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Executive Help Services, Inc.

We have audited the accompanying balance sheets of Executive Help Services, Inc. (a Delaware corporation and a development stage company) as of March 31, 2001 and 2000 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years ended March 31, 2001 and 2000, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Executive Help Systems, Inc. (a development stage company) as of March 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years ended March 31, 2001 and 2000, respectively, in conformity with generally accepted accounting principles.

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


                                                          /s/ S.W. Hatfield, CPA
                                                          ----------------------
                                                          S. W. HATFIELD, CPA

Dallas, Texas
May 30, 2001


                     Use our past to assist your future (sm)

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                             March 31, 2001 and 2000


                                                             2001               2000
                                                             ----               ----
                                     ASSETS
                                     ------
Current assets
   Cash on hand and in bank                                  $         43       $   228
                                                              -----------       -------

      Total current assets                                             43           228
                                                              -----------       -------

TOTAL ASSETS                                                 $         43       $   228
                                                             ============       =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                  $          -       $     -
                                                             -------------      ---------

      Total liabilities                                                 -             -
                                                             -------------      ---------

Commitments and contingencies

Stockholders' equity Preferred stock - $0.001 par value.
      20,000,000 shares authorized.
      None issued and outstanding                                       -             -
   Common stock - $0.001 par value.
      100,000,000 shares authorized.
      5,846,000 and 5,346,000 shares issued and
      outstanding, respectively.                                     5,846        5,346
   Additional paid-in capital                                      117,844        4,554
   Deficit accumulated during the development stage               (123,647)      (9,672)
                                                                  --------        -----

         Total stockholders' equity                                     43          228
                                                               -----------      ------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                      $         43       $   228
                                                              ===========         ======


   The accompanying notes are an integral part of these financial statements.

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)
                          STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME Years
                          ended March 31, 2001 and 2000


                                                             2001               2000
                                                             ----               ----

Net revenues                                                 $            -     $        -

Operating expenses
   General and administrative expenses                                  285          7,657
   Professional and consulting fees                                 113,690              -
   Amortization of organization expenses                                  -             67
                                                              -------------        -------

      Total operating expenses                                      113,975          7,724
                                                                    -------          -----

Loss from operations before income taxes                           (113,975)        (7,724)

Income tax benefit (expense)                                              -              -
                                                              -------------      ---------

Net Loss                                                           (113,975)        (7,724)

Other comprehensive income                                                -              -
                                                              -------------      ---------

Comprehensive Income (Loss)                                  $     (113,975)    $   (7,724)
                                                             --------------     ----------


Loss per weighted-average
   share of common stock outstanding
   computed on Net Loss - basic and
   fully diluted                                             $        (0.02)           nil
                                                                      ====             ===

Weighted-average number of
   common shares outstanding                                      5,448,740      5,346,000
                                                                  =========      =========


   The accompanying notes are an integral part of these financial statements.

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)
                             STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY For the period from May 31,
                 1994 (date of inception) through March 31, 2001


                                                                    Additional
                                                Common Stock        paid-in         Accumulated
                                            Shares      Amount      capital         deficit          Total
                                            ------      ------      -------         -------          -----
Issuance of $0.00001 par
   value common stock
   to founders on May 31, 1994                 20,000   $       -   $    2,000      $          -     $    2,000

Net loss for the period                             -           -            -             (333)           (333)
                                               ------      ------       ------             -----           -----

Balances at March 31, 1995                     20,000           -        2,000             (333)          1,667

Net loss for the year                               -           -            -             (400)           (400)
                                               ------      ------       ------             -----           -----

Balances at March 31, 1996                     20,000           -        2,000             (733)          1,267

Net loss for the year                               -           -            -             (400)           (400)
                                               ------      ------       ------             -----           -----

Balances at March 31, 1997                     20,000           -        2,000           (1,133)            867

Sale of common stock
   subject to a private
   placement memorandum                        79,000           1        7,899                -           7,900

Net loss for the year                               -           -            -             (400)           (400)
                                               ------      ------       ------             -----           -----

Balances at March 31, 1998                     99,000           1        9,899           (1,533)          8,367

Effect of change in par value
   from $0.00001 per share
   to $0.001 per share                              -          98          (98)               -               -

Net loss for the year                                           -            -                -            (415)           (415)
                                               ------      ------       ------             -----           -----

Balances at March 31, 1999                     99,000          99        9,801           (1,948)          7,952

Effect of 45 for 1 stock split              4,356,000       4,356       (4,356)               -               -

Effect of 1.2 for 1 stock split               891,000         891         (891)               -               -

Net loss for the period                             -           -            -           (7,724)         (7,724)
                                               ------      ------       ------            -----           -----

Balances at March 31, 2000                  5,346,000   $   5,346   $    4,554      $    (9,672)      $     228
                                            =========       =====    =========           ======        ========


                                  - Continued -


   The accompanying notes are an integral part of these financial statements.
                                       F-5

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS'
               EQUITY - CONTINUED For the period from May 31, 1994
                   (date of inception) through March 31, 2001


                                                                    Additional
                                                Common Stock        paid-in         Accumulated
                                            Shares      Amount      capital         deficit          Total
                                            ------      ------      -------         -------          -----
Balances at March 31, 2000                  5,346,000   $   5,346   $    4,554      $    (9,672)     $      228

Issuance of common stock for
   consulting and management
   services                                   500,000         500      112,000                -         112,500

Capital contributed to
   support operations                               -           -        1,290                -           1,290

Net loss for the period                             -           -            -         (113,975)       (113,975)
                                               ------      ------       ------          -------         --------

Balances at March 31, 2001                  5,846,000   $   5,846   $  117,844      $  (123,647)     $      228
                                            =========       =====      =======         ========      ============


   The accompanying notes are an integral part of these financial statements.
                                    F-6

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                       Years ended March 31, 2001 and 2000


                                                             2001               2000
                                                             ----               ----
Cash flows from operating activities
   Net loss for the period                                   $  (113,975)       $  (7,724)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
      Consulting and management services
         paid with common stock                                  112,500                -
      Amortization of organization costs                               -               67
                                                             -----------          -------

Net cash provided by (used in) operating activities               (1,475)          (7,657)
                                                                --------            -----


Cash flows from investing activities                                   -                -
                                                             ------------       ---------


Cash flows from financing activities
   Contributed capital to support operations                       1,290                -
                                                               ---------        ---------

Net cash provided by (used in) financing activities                1,290                -
                                                               ---------        ---------

Increase (Decrease) in Cash                                         (185)          (7,657)

Cash at beginning of period                                          228            7,885
                                                              ----------            -----

Cash at end of period                                        $        43        $     228
                                                             ===========        =========

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period                           $         -        $       -
                                                             =============      ==========
      Income taxes paid for the period                       $         -        $       -
                                                             =============      ==========



   The accompanying notes are an integral part of these financial statements.
                                       F-7

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS
-------------------------------------------------

Executive Help Services, Inc. (Company) was incorporated on May 31, 1994 under the laws of the State of Delaware. The Company was formed for the purpose of developing an internet web site that would offer professional space planning and design, pricing information and direct ordering of modular office furniture systems.

On July 17, 2001, the Company amended it's Certificate of Incorporation to allow for the issuance of up to 20,000,000 shares of $0.001 par value Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock.

During April 1997, the Company successfully sold an aggregate 79,000 shares of restricted, unregistered common stock for gross proceeds of $7,900, pursuant to a private placement memorandum to non-affiliated private investors. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

The Company's business plan has not been fully implemented as of March 31, 2001 and, accordingly, has not fully commenced operations. The Company has had no substantial operations or substantial assets since inception and is considered to be in the development stage.

Due to the lack of sustaining operations from inception, the Company has generated no significant operating revenues and has incurred cumulative cash losses of approximately $11,000. Accordingly, the Company may be dependent in future periods upon its current management and/or significant stockholders to provide additional working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant stockholders to provide sufficient working capital, if necessary, to support and preserve the integrity of the corporate entity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

1.   Cash and cash equivalents
     -------------------------

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

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
---------------------------------------------------------------

2.   Organization costs
     ------------------

     Organization costs, incurred at the initial capitalization of the Company, were amortized over a sixty (60) month period using the straight-line method.

3.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2001, the Company has cumulative net operating loss carryforwards totaling approximately $123,600 to offset taxable income in future periods. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, the Company has no outstanding warrants and options issued and outstanding.


NOTE C - COMMON STOCK TRANSACTIONS
----------------------------------

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

On July 6, 2000, the Company's Board of Directors approved a 1.2 for 1 forward stock split on the issued and outstanding shares of common stock. This action caused the issued and outstanding shares to increase from 4,455,000 to 5,346,000. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

                          EXECUTIVE HELP SERVICES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE C - COMMON STOCK TRANSACTIONS - Continued
----------------------------------------------

On January 16, 2001, the Company's Board of Directors issued 4,500,000 shares of restricted, unregistered common stock to officers, directors and key employees as an incentive to retain their services. These shares were issued on January 23, 2001. The entities or individuals receiving these shares are as follows:
Certum Limited, 3,000,000 shares; Russell Stover Ivy, 1,000,000 shares; and Paris House Limited, 500,000 shares. On May 8, 2001, Certum Limited and Russell Stover Ivy returned their aggregate 4,000,000 shares to the Company for no consideration and were given no economic consideration in the accompanying financial statements.

The remaining issued 500,000 shares were valued at approximately $0.225 per share, which equals a 50.0% discounted value, due to the restricted and unregistered nature of these shares, from the average closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board for the 10 days prior and 10 days following the January 16, 2001 transaction date.


NOTE D - SUBSEQUENT EVENT
-------------------------

On May 15, 2001, pursuant to affirmation by both Boards of Directors, the Company and AdZone Interactive, Inc. (a privately-owned New York corporation) (AdZone) agreed whereby both entities would merge with the Company being the surviving entity.

For accounting purposes, this transaction will be accounted for as a "reverse merger". Accordingly, the merger will be accounted for pursuant to Interpretation #39 of Accounting Principles Board Opinion # 16, "Business
Combinations", whereby the combination of entities under common control are accounted for on an "as-if-pooled" basis. The combined financial statements of the Company and AdZone will become the historical financial statements of the Company as of the first day of the first period presented in financial statements prepared subsequent to the merger date.

AdZone is a global research firm that conducts research on the role the Internet and new technologies play in business. AdZone directly and through its worldwide network of subsidiaries and affiliates, researches raw advertising and marketing data, consumer behavior, marketing strategies and market trends.