Form 10QSB
period 2001-06-30
EXECUTIVE HELP SERVICES INC
filed 2001-08-09
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                         Commission File Number: 0-28717


                          EXECUTIVE HELP SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)


        Delaware                                               88-0420405
(State of incorporation)                                (IRS Employer ID Number)


         8930 East Raintree Drive, Suite 100, Scottsdale, Arizona 85260
                    (Address of principal executive offices)


                                 (480) 444-2014
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2001: 5,846,000

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                          EXECUTIVE HELP SERVICES, INC.

                 Form 10-QSB for the Quarter ended June 30, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1  Financial Statements                                              3

     Item 2  Management's Discussion and Analysis or Plan of Operation        10

PART II - OTHER INFORMATION

     Item 1  Legal Proceedings                                                11

     Item 2  Changes in Securities                                            11

     Item 3  Defaults Upon Senior Securities                                  11

     Item 4  Submission of Matters to a Vote of Security Holders              11

     Item 5  Other Information                                                11

     Item 6  Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                    12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          EXECUTIVE HELP SERVICES, INC.

                                 BALANCE SHEETS
                             June 30, 2001 and 2000

                                   (UNAUDITED)

                                                                June 30,        June 30,
                                                                 2001            2000
                                                               ---------       ---------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                     $      19       $      45
                                                               ---------       ---------

TOTAL ASSETS                                                   $      19       $      45
                                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Advances from shareholder                                    $      --       $      --
                                                               ---------       ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock - $0.001 par value 20,000,000 shares
   authorized; none issued and outstanding                            --              --
  Common stock - $0.001 par value 100,000,000 shares
   authorized 5,846,000 and 5,346,000 shares issued and
   outstanding, respectively                                       5,846           5,346
  Additional paid-in capital                                     117,844           4,554
  Deficit accumulated during the development stage              (123,671)         (9,854)
                                                               ---------       ---------

TOTAL SHAREHOLDERS' EQUITY                                            19              46
                                                               ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $      19       $   7,829
                                                               =========       =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                          EXECUTIVE HELP SERVICES, INC.

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    Three months ended June 30, 2001 and 2000

                                   (UNAUDITED)

                                                          Three months ended
                                                      -------------------------
                                                       June 30,        June 30,
                                                         2001           2000
                                                      ----------     ----------

REVENUES                                              $       --     $       --
                                                      ----------     ----------

EXPENSES
  General and administrative                                  24            183
                                                      ----------     ----------

     TOTAL EXPENSES                                           24            183
                                                      ----------     ----------

LOSS BEFORE INCOME TAXES                                     (24)          (183)

PROVISION FOR INCOME TAXES                                    --             --
                                                      ----------     ----------

NET LOSS                                                     (24)          (183)

OTHER COMPREHENSIVE INCOME                                    --             --
                                                      ----------     ----------

COMPREHENSIVE INCOME                                  $      (24)    $     (183)
                                                      ==========     ==========
Loss per weighted-average share of common stock
 outstanding, computed on Net Loss - basic and
 fully diluted                                           nil            nil
                                                      ==========     ==========
Weighted-average number of shares of common
 stock outstanding                                     5,846,000      5,346,000
                                                      ==========     ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

   The accompanying notes are an integral part of these financial statements.

                          EXECUTIVE HELP SERVICES, INC.

                            STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 2001 and 2000

                                   (UNAUDITED)

                                                            Three months ended
                                                           ---------------------
                                                           June 30,     June 30,
                                                             2001         2000
                                                            -----        -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                  $ (24)       $(183)
  Adjustments to reconcile net income to net cash
   provided by operating activities                            --           --
                                                            -----        -----

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (24)        (183)
                                                            -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES                           --           --
                                                            -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES                           --           --
                                                            -----        -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (24)        (183)

Cash and cash equivalents at beginning of period               43          228
                                                            -----        -----

Cash and cash equivalents at end of period                  $  19        $  45
                                                            =====        =====

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
  Interest paid during the period                           $  --        $  --
                                                            =====        =====
  Income taxes paid (refunded)                              $  --        $  --
                                                            =====        =====

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                          EXECUTIVE HELP SERVICES, INC.

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

3.   INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2001, the Company has cumulative net operating loss carryforwards totaling approximately $123,600 to offset taxable income in future periods. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods in the event of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

4.   EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, the Company has no outstanding warrants and options issued and outstanding.

NOTE C - PENDING ACQUISITION

On May 15, 2001, pursuant to affirmation by both Boards of Directors, the Company and AdZone Interactive, Inc. (a privately-owned New York corporation) (AdZone) agreed whereby both entities would merge with the Company being the surviving entity. Each respective entity has called a Special Meeting of Shareholders, to be held in August 2001, to seek approval for this transaction.

                          EXECUTIVE HELP SERVICES, INC.

NOTE C - PENDING ACQUISITION - CONTINUED

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

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE E - COMMON STOCK TRANSACTIONS

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

                          EXECUTIVE HELP SERVICES, INC.

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for the six months ended June 30, 2000 and 2000, respectively, are as follows:

                                                  June 30,          June 30,
                                                   2001              2000
                                                  -------           -------
     Federal:
       Current                                    $    --           $    --
       Deferred                                        --                --
                                                  -------           -------
                                                       --                --
                                                  -------           -------
     State:
       Current                                         --                --
       Deferred                                        --                --
                                                  -------           -------
                                                       --                --
                                                  -------           -------
       Total                                      $    --           $    --
                                                  =======           =======

As of June 30, 2001, as a result of a January 2001 change in control, the Company has a nominal net operating loss carryforward to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended June 30, 2001 and 2000, respectively, are as follows:

                                                            June 30,    June 30,
                                                              2001        2000
                                                             ------      ------
    Statutory rate applied to income before income taxes     $    8      $   62
    Increase (decrease) in income taxes resulting from:
      State income taxes                                         --          --
      Other, including reserve for deferred tax asset
        and application of net operating loss carryforward       (8)        (62)
                                                             ------      ------
        Income tax expense                                   $   --      $   --
                                                             ======      ======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2001 and 2000, respectively:

                                                            June 30,    June 30,
                                                             2001        2000
                                                            -------     -------
    Deferred tax assets
      Net operating loss carryforwards                      $    --     $ 3,350
      Less valuation allowance                                   --      (3,350)
                                                            -------     -------
    Net Deferred Tax Asset                                  $    --     $    --
                                                            =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(3) RESULTS OF OPERATIONS, PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

The Company has attempted to maintain a cash balance sufficient to sustain corporate operations until such time as management can raise the funding necessary to advance its business plan. The cumulative net operating losses of $(24) and $(183) for the respective three month periods ended June 30, 2001 and 2000 were due to general operating expenses including licenses and fees, accounting and audit fees, and office expenses.

The initial capitalization of the Company through the sale of equity securities has allowed the Company to maintain a positive cash position. The Company has $19 cash on hand as of the quarter ended June 30, 2001 as compared to $43 for the fiscal year ended March 31, 2001. Additional funding from either the sale of equity securities or advances from shareholders will be necessary to support future maintenance of the corporate entity and development of the Company's business plan. The Company's business plan included acquiring other compatible businesses in order to broaden the Company's revenue base. On September 19, 2000, the Company's management signed a plan of merger with Clickincomes.com, an Internet based small business provider of direct and multilevel sales information databases. After conducting a due diligence process, the Company determined it would not be able to proceed with the planned merger. By mutual agreement of Clickincomes.com and the Company, the plan of merger was terminated effective January 16, 2001.

The Company is currently in the process of finalizing a merger with AdZone Interactive, Inc., as discussed in detail in Item 1 above. This merger is anticipated to be finalized during August 2001.

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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES

     None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EXECUTIVE HELP SERVICES, INC.


August 8, 2001                          /s/ Russell Stover Ivy
                                        ----------------------------------------
                                        Russell Stover Ivy
                                        President and
                                        Chief Accounting Officer