Form 10QSB
period 2001-09-30
EXECUTIVE HELP SERVICES INC
filed 2001-11-21
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


(Mark one)
   XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----------
               EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2001

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-----------
               OF 1934

                      For the transition period from ________ to _______



Commission File Number: 0-28717

                              AdZone Research, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                      88-0420405
--------                                      ----------
(State of incorporation)                      (IRS Employer ID Number)

                     211 Roanoke Avenue, Riverhead, NY 11901
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (480) 444-2014
                                 --------------
                           (Issuer's telephone number)

                          Executive Help Services, Inc.
         8930 East Raintree Drive, Suite 100, Scottsdale, Arizona 85260
-------------------------------------------------------------------------------
(Former name, address and fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 20, 2001: 25,519,439
                                          -----------------------------

Transitional Small Business Disclosure Format (check one):  YES       NO X
                                                                ----    ---

                              AdZone Research, Inc.
                          (a development stage company)

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents


                                                                            Page
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

Item 1 - Part 1 - Financial Statements

                              AdZone Research, Inc.
                          (a development stage company)
                                 Balance Sheets
                           September 30, 2001 and 2000

                                   (Unaudited)

                                                                                September 30,           September 30,
                                                                                2001                    2000
                                                                                ----                    ----
                                     ASSETS
Current Assets
   Cash on hand and in bank                                                     $               -       $   102,651
   Accounts receivable - trade, net of
     allowance for doubtful accounts of $-0-, respectively                                    890                 -
   Prepaid expenses                                                                        28,188            73,175
                                                                                      -----------       -----------
     Total current assets                                                                  29,078           175,826
                                                                                      -----------       -----------

Property and Equipment - at cost                                                           60,252            85,994
   Accumulated depreciation                                                               (23,678)           (9,524)
                                                                                      -----------       -----------
     Net property and equipment                                                            36,574            76,470
                                                                                      -----------       -----------

Other Assets
   Security deposits and other                                                              2,190             2,190
                                                                                      ------------      ------------

Total Assets                                                                    $          67,842       $   254,486
                                                                                       ===========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Cash overdraft                                                               $             529       $         -
   Note payable                                                                            50,000                 -
   Accounts payable - trade                                                               107,419            68,209
   Advances from officers                                                                  20,573                 -
   Accrued officer compensation                                                           203,718                 -
                                                                                       ----------       -----------
     Total current liabilities                                                            382,239            68,209
                                                                                       ----------       -----------

Long-term Liabilities
   Note payable - long-term portion                                                             -                 -
                                                                                       ----------        ----------
     Total Liabilities                                                                    382,239            68,209
                                                                                       ----------        ----------

Commitments and contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value.  20,000,000 shares authorized
     none issued and outstanding                                                                -                 -
   Common stock - $0.001 par value. 100,000,000 shares authorized.
     25,519,439 and 24,114,000 shares issued and outstanding                               25,519            24,114
   Additional paid-in capital                                                           1,401,601           951,036
   Deficit accumulated during the development stage                                    (1,741,517)         (788,873)
                                                                                        ---------          ---------
     Total Shareholders' Equity                                                          (314,397)          186,477
                                                                                        ---------          ---------

Total Liabilities and Shareholders' Equity                                      $          67,842       $   254,486
                                                                                       ===========         ========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              AdZone Research, Inc.
                          (a development stage company)
                   Statements of Operations and Comprehensive
              Income Six and Three months ended September 30, 2001
                                  and 2000 and
  Period from February 28, 2000 (date of inception) through September 30, 2001

                                   (Unaudited)

                                                                                                        Period from
                                                                                                        February 28, 2000
                             Six months          Six months       Three months      Three months        (date of inception)
                             ended               ended            ended             ended               through
                             September 30,       September 30,    September 30,     September 30,       September 30,
                             2001                2000             2001              2001                2001
                             ----                ----             ----              ----                ----
Revenues                     $    6,347          $          -     $     6,347       $           -       $     87,463

Production Expenses              31,258               374,739          13,718             199,738            727,494
   Depreciation                   7,084                 6,421           3,542               3,515             19,927
                               --------             ---------        --------            --------            -------
                                 38,342               381,160          17,260             203,253            747,421
                               --------             ---------        --------            --------            -------
Gross Profit                    (31,995)             (381,160)        (10,913)           (203,253)          (659,958)
                               --------             ---------        ---------           --------            -------

Operating expenses
   Selling and
     marketing costs             42,864               345,803          16,511             204,849            743,948
   General and
     administrative costs
     Officers compensation      155,718                     -          78,284                   -            233,718
     Other general and
       administrative costs       7,391                26,795           9,682              26,620             76,650
     Depreciation                 1,570                 3,103             785               1,696              7,776
                               --------             ---------        --------            --------            -------
                                207,543               375,701         105,262             233,165          1,062,092
                               --------             ---------        --------            --------          ---------

Loss from Operations           (239,538)             (756,861)       (116,175)           (436,418)        (1,722,050)

Other Income (Expense)
   Interest and other                 -                 3,810               -               1,192              4,338
   Interest expense              (6,114)                    -          (1,548)                  -             (7,989)
   Loss on disposition
     of equipment                     -                     -               -                   -            (15,816)
                               --------             ---------    ------------          ----------             ------

Net Loss                       (245,652)             (753,051)       (117,723)           (435,226)        (1,741,517)

Other comprehensive
   income                             -                     -               -                   -                  -
                               --------             ---------    ------------          ----------       ------------

Comprehensive Income         $ (245,652)         $   (753,051)    $  (117,723)      $    (435,226)      $ (1,741,517)
                                =======               =======         =======             =======          =========

Net loss per weighted-
average share of
common stock outstanding,
computed on
   Net Loss -
   basic and fully diluted   $   (0.01)          $   (0.03)       $   (0.01)        $    (0.02)         $    (0.07)
                                  ====                ====             ====               ====                ====

Weighted-average number
   of shares of common
   stock outstanding -
   basic and fully diluted    25,931,035           23,375,213       25,790,105        23,346,000          24,172,909
                              ==========           ==========       ==========        ==========          ==========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              AdZone Research, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                  Six months ended September 30, 2001 and 2000
          and Period from February 28, 2000 (date of inception) through
                               September 30, 2001

                                   (Unaudited)

                                                                                                  Period from
                                                                                                  February 28, 2000
                                                           Six months           Six months        (date of inception)
                                                           ended                ended             through
                                                           September 30,        September 30,     September 30,
                                                           2001                 2000              2001
                                                           ----                 ----              ----
Cash Flows from Operating Activities
   Net loss for the period                                 $    (245,652)       $    (753,051)    $  (1,741,517)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                               8,654                9,524            27,703
       Loss on disposition of equipment                                -                    -            15,816
       Amortization of prepaid interest                            3,750                    -             5,625
       Common stock issued for
         Salaries, wages and bonuses                                   -                    -            95,700
         Professional fees                                             -                    -             6,420
       (Increase) Decrease in
         Accounts receivable - trade                                (890)                   -              (890)
         Deposits and other assets                                33,990                 (390)           (4,753)
       Increase (Decrease) in
         Accounts payable and accrued liabilities                  5,539                    -           107,419
         Accrued officer compensation                            155,719               18,209           203,718
                                                                 -------               ------           -------
Net cash used in operating activities                           (38,890)             (725,708)       (1,284,759)
                                                                --------              -------         ---------

Cash Flows from Investing Activities
   Cash paid to purchase property and equipment                       -               (59,146)          (85,993)
   Cash received on disposition of equipment                          -                     -             5,900
                                                                -------               --------        ---------
Net cash used in investing activities                                 -               (59,146)          (80,093)
                                                                -------               --------        ----------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft                            529                     -               529
   Net cash activity cash on officer advances                     5,762                (3,000)           20,573
   Principal received from notes payable                              -                50,000            50,000
   Sale of common stock                                          28,600               600,000         1,318,750
   Cash paid for costs and expenses
     related to raising capital                                       -               (12,500)          (25,000)
                                                               --------               --------          --------
Net cash provided by financing activities                        34,891               634,500         1,364,852
                                                               --------               -------         ---------

Increase (Decrease) in Cash                                      (3,999)             (150,354)                -
Cash at beginning of period                                       3,999               253,005                 -
                                                               --------               -------         ---------

Cash at end of period                                      $          -         $    102,651      $           -
                                                             ==========              ========         =========


                                  - Continued -

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              AdZone Research, Inc.
                          (a development stage company)
                      Statements of Cash Flows - Continued
                  Six months ended September 30, 2001 and 2000
          and Period from February 28, 2000 (date of inception) through
                               September 30, 2001

                                   (Unaudited)

                                                                                                  Period from
                                                                                                  February 28, 2000
                                                           Six months           Six months        (date of inception)
                                                           ended                ended             through
                                                           September 30,        September 30,     September 30,
                                                           2001                 2000              2001
                                                           ----                 ----              ----
Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period                          $      2,364         $          -      $       2,364
                                                                =======           ==========           ========
     Income taxes paid for the period                      $          -         $          -      $           -
                                                                =======           ==========           ========

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
     Common stock issued for prepaid interest              $          -         $          -      $      31,250
                                                                =======           ==========           ========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              AdZone Research, Inc.
                          (a development stage company)

                          Notes to Financial Statements


Note A - Organization and Description of Business
-------------------------------------------------

AdZone Research, Inc. (Company) was incorporated on May 31, 1994 under the laws of the State of Delaware as Executive Help Services, Inc. The Company was initially formed for the purpose of developing an internet web site that would offer professional space planning and design, pricing information and direct ordering of modular office furniture systems.

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

On August 10, 2001, the Company executed an Agreement and Plan of Share Exchange with AdZone Interactive, Inc. (a privately-owned New York corporation) (AdZone) whereby the Company exchanged 18,000,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of AdZone and effected a merger of the two entities with the Company being the surviving legal entity. Concurrent with this transaction, the Company changed its corporate name to AdZone Research, Inc.

For accounting purposes, the acquisition of AdZone, on August 10, 2001, by the Company effected a change in control and was accounted for as a" reverse acquisition" whereby AdZone is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to August 10, 2001, the financial statements of the Company reflect the historical financial statements of AdZone from its inception on February 28, 2000 and the operations of the Company subsequent to the August 10, 2001 transaction date.

Adzone Interactive, Inc. (AdZone) was initially incorporated as Web-AdNet.com. Inc. under the laws of the State of New York on February 28, 2000. The Company was formed to provide various market research statistics derived from information obtained from internet websites maintained by independent third parties worldwide.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. AdZone originally elected a year-end of December 31. Concurrent with the August 10, 2001 business combination transaction in August 2001, the Company's Board of Directors changed AdZone's year-end to March 31. The accompanying financial statements reflect the Company's year-end of March 31 as of the first day of the first period presented.

The Company's business plan has not been fully implemented and, accordingly, has not fully commenced operations. The Company has had no substantial operations or substantial assets since inception and is considered to be in the development stage.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2001 and the Form 8-K/A reporting the business combination transaction of August 10, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note A - Organization and Description of Business - continued
-------------------------------------------------------------

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note B - Going Concern Uncertainty
----------------------------------

The Company is in the development stage, has focused principally on the development of its proprietary software and has not focused efforts towards developing a mature revenue base.

Accordingly, the Company has been dependent on short-term loans from shareholders, officers and affiliates and/or additional private placements of equity securities to provide sufficient working capital to maintain the integrity of the corporate entity.

During August 2001, the Company entered into a business combination transaction with Adzone Research, Inc. (formerly Executive Help Services, Inc.), a publicly-owned Delaware corporation. Management is of the opinion that being a publicly-owned entity will enhance acceptance of the Company's products and, potentially, attract additional equity capital. Further, events which occurred on September 11, 2001, and subsequent thereto, have generated additional interest in the Company's internet research capabilities. Management is in negotiation for several significant contracts to provide research information for various private and public sector purposes.

Because of the Company's lack of operations, the Company's continuance is fully dependent on either future sales of equity securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.


Note C - Summary of Significant Accounting Policies
---------------------------------------------------

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - continued
---------------------------------------------------------------

2.   Accounts receivable and revenue recognition
     -------------------------------------------

     In the normal course of business, the Company periodically extends unsecured credit to repetitive customers which are located throughout the United States. Because of the credit risk involved, management will provide an allowance for doubtful accounts which will reflect its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

     Revenue  is   recognized   pro-rata   over  the  term  of  the   respective
     corresponding agreement to provide research services and information to the Company's customers.

3.   Property, plant and equipment
     -----------------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets, generally 3 years for computer equipment and 5 to 7 years for other tangible equipment and office furniture and fixtures, using the straight-line method.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

4.   Organization costs
     ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

5.   Production, Research and development expenses
     ---------------------------------------------

     Costs associated with software production, research and development are charged to operations as incurred.

6.   Advertising expenses
     --------------------

     Advertising and marketing expenses are charged to operations as incurred.

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences.

     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of September 30, 2001 and 2000, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - continued
---------------------------------------------------------------

8.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, respectively, the Company's outstanding stock options are deemed to be anti-dilutive due to the Company's net operating loss position.


Note D - Fair Value of Financial Instruments
--------------------------------------------

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note E - Property and Equipment
-------------------------------

Property and equipment consists of the following at September 30, 2001 and 2000:

                                                    September 30,      September 30,
                                                    2001               2000              Estimated life
                                                    ----               ----              --------------

         Computer equipment                         $  50,248          $ 59,927          3 years
         Office furniture and other equipment          10,004            26,067          5-7 years
                                                       ------            ------
                                                       60,252            85,994
         Less accumulated depreciation                (23,678)           (9,524)
                                                        ------            ------

         Net property and equipment                 $  36,574          $ 76,470
                                                       ------            ------


Depreciation expense for the six months ended September 30, 2001 and 2000 was approximately $8,654 and $9,524, respectively.


Note F - Note Payable
---------------------

                                                                                       September 30,      September 30,
                                                                                       2001               2000
                                                                                       ----               ----
$50,000 installment note payable to an individual. Interest imputed at 15.0% and paid in advance with the issuance of 250,000 shares of restricted, unregistered common stock to the lender. Payable in monthly installments of
   $1,000 commencing September 1, 2001 and each successive month until paid in full. Payments in default at September 30, 2001.
   Unsecured.                                                                          $  50,000          $         -
                                                                                          ======            ==========


                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note G - Advances from Officers
-------------------------------

The Company's officers have advanced various monies to the Company under formal unsecured note documents bearing interest at 10.0%. The advances are repayable in aggregate monthly amounts of approximately $370. Due to the nature of the debt and irregular payment history, these advances are classified as "current" in the accompanying financial statements.


Note H - Officer Compensation
-----------------------------

On February 9, 2001, the Company entered into an employment agreement with an individual to serve as the Company's President and Chief Operating Officer. The agreement covers the term from February 9, 2001 through December 31, 2002. The agreement requires annual compensation payments of $141,000 for the period from execution through December 31, 2001 and $156,000 for Calendar 2002. This agreement also provides for quarterly qualitative bonuses of $15,000 in cash; a second year-end qualitative bonus of $25,000 and a profitability bonus (based on the Company achieving profitable operations) of $100,000 cash and 250,000 shares of restricted, unregistered common stock. Further, the individual received a signing bonus of 250,000 shares of restricted, unregistered common stock upon execution of this agreement and will receive 100,000 shares of restricted, unregistered common stock at December 31, 2001 and 2002, respectively. This individual will also receive a commission on all self-generated sales equal to 10.0% of the gross billings.

On January 29, 2001, the Company entered into an employment agreement with an individual to serve as the Company's Chief Executive Officer. The agreement covers the term from January 29, 2001 through December 31, 2002. The agreement requires annual compensation payments of 141,000 for the period from execution through December 31, 2001 and $156,000 for Calendar 2002. Further, the individual received a signing bonus of 250,000 shares of restricted, unregistered common stock upon execution of the agreement and will receive 100,000 shares of restricted, unregistered common stock at December 31, 2001 and 2002, respectively. This individual will also receive a commission of all self-generated sales equal to 10.0% of the gross billings.

In the event that the Company is unable to fund weekly scheduled payroll checks, the Company is obligated to pay a penalty equal to three (3) times the weekly gross earnings in restricted, unregistered common stock valued at $0.05 per share. All unpaid compensation will remain as an accrued obligation of the Company.

For all periods prior to the execution of the above discussed agreements, all executive compensation was charged to either product development or marketing expenses in accordance with where the respective individual was devoting the substantial portion of his time.

As of September 30, 2001 and 2000, total cumulative amounts unpaid under these agreements are as follows:


                                                                                September 30,      September 30,
                                                                                2001               2000
                                                                                ----               ----
         Officer compensation                                                   $  203,718         $         -
                                                                                   =======           ==========

Future amounts due under the employment agreements are as follows:
                                                                                Year ending
                                                                                March 31,          Amount
                                                                                ---------          ------


                                                                                2002               $   312,003
                                                                                2003                   234,000
                                                                                                       -------
                                                                                    Totals         $   546,003
                                                                                                       =======

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note I - Income Taxes
---------------------

The components of income tax (benefit) expense for the six months ended September 30, 2001 and 2000 and for the period from February 28, 2000 (date of inception) through September 30, 2001, respectively, are as follows:

                                                                                                        Period from
                                                                                                        February 28, 2000
                                                            Six months            Six months            (date of inception)
                                                            ended                 ended                 through
                                                            September 30,         September 30,         September 30,
                                                            2001                  2000                  2001
                                                            ----                  ----                  ----
       Federal:
         Current                                            $      -              $      -              $      -
         Deferred                                                  -                     -                     -
                                                             -------               -------               -------
                                                                   -                     -                     -
                                                             -------               -------               -------
       State:
         Current                                                   -                     -                     -
         Deferred                                                  -                     -                     -
                                                             -------               -------               -------
                                                                   -                     -                     -
                                                             -------               -------               -------

       Totals                                               $      -              $      -              $      -
                                                             =======               =======               =======


As of September 30, 2001, the Company has a net operating loss carryforward of approximately $1,740,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the six months ended September 30, 2001 and 2000 and for the period from February 28, 2000 (date of inception) through September 30, 2001, respectively, are as follows:

                                                                                                     Period from
                                                                                                     February 28, 2000
                                                             Six months            Six months        (date of inception)
                                                             ended                 ended             through
                                                             September 30,         September 30,     September 30,
                                                             2001                  2000              2001
                                                             ----                  ----              ----

Statutory rate applied to loss before income taxes           $   (83,500)          $  (256,000)      $      (592,000)
Increase (decrease) in income taxes resulting from:
    State income taxes                                                 -                     -                     -
    Other, including reserve for deferred tax asset               83,500               256,000               592,000
                                                                  ------               -------               -------

      Income tax expense                                     $         -           $         -        $            -
                                                              ==========          ============         =============


                                                                             12

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note I - Income Taxes - continued
---------------------------------

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000:

                                                                                September 30,            September 30,
                                                                                2001                     2000
                                                                                ----                     ----
Deferred tax assets
   Net operating loss carryforwards                                             $   592,000              $   268,000
   Less valuation allowance                                                        (592,000)                (268,000)
                                                                                    -------                  -------

     Net Deferred Tax Asset                                                     $         -              $         -
                                                                                ===========              ===========

During the six months ended September 30, 2001 and 2000, the reserve for the deferred current tax asset increased by approximately $324,000 and $268,000, respectively.


Note J - Common Stock Transactions
----------------------------------

On July 17, 2001,  the Company  (Executive  Help  Services,  Inc.)  amended it's
Certificate of Incorporation to allow for the issuance of up to 20,000,000 shares of $0.001 par value Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock.

On September 10, 2000, the AdZone filed a Certificate of Amendment of the Certificate of Incorporation to 1) change its corporate name to Adzone Interactive, Inc.; 2) modify its capital structure to allow the issuance of up to 25,000,000 shares of $0.001 par value preferred stock and 75,000,000 shares of $0.001 par value common stock from the originally authorized amount of 1,000 shares of no par value common stock; and 3) to effect a 125,000 for 1 forward stock split of the issued and outstanding common stock at the date of the Amendment. The effect of these actions is reflected in the accompanying financial statements as of the first day of the first period presented.

At the February 28, 2000 incorporation, AdZone issued 170 shares of restricted, unregistered pre-split shares of no par value common stock (21,250,000 post-split shares of $0.001 par value common stock) to its founders for cash proceeds of $150.

On February 29, 2000, the AdZone executed an agreement to issue 30 shares of restricted, unregistered pre-split shares of no par value common stock (3,750,000 post-split shares of $0.001 par value common stock) to an unrelated investment group for gross proceeds of $1,000,000. Of the subscribed amount, $400,000 was received prior to March 31, 2000 and the balance was received during the year ended March 31, 2001. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On November 30, 2000, AdZone issued 666,665 post-split shares of restricted, unregistered $0.001 par value common stock to an existing shareholder investment group for gross proceeds of $290,000. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note J - Common Stock Transactions - continued
----------------------------------------------

Effective November 30, 2000, AdZone issued an aggregate 400,000 post-split shares of restricted, unregistered $0.001 par value common stock to various individuals and shareholder investment group participants for commissions, placement fees and reimbursement of out-of-pocket expenses related to the placement of both the $1,000,000 and $290,000 issuances of the Company's common stock. These transactions were valued at $0.44 per share, which is equivalent to the cash price of the 666,665 shares issued on the same date. These costs were charged against additional paid-in capital as a cost of obtaining capital in the accompanying financial statements.

On January 1, 2001, concurrent with the execution of a $50,000 note payable of the same date, AdZone issued 250,000 post-split shares of restricted, unregistered common stock as prepayment of interest on the note. The note contains no language related to an interest rate other than the issuance of the 250,000 shares. Due to the Company's financial condition at the note date, the Company utilized an imputed "high risk" interest rate of 15.0% for valuation purposes of the 250,000 shares issued. Accordingly, this transaction was valued at approximately $31,250 and is being amortized against operations, using the straight-line method, over the respective repayment term of the note.

On January 31, 2001, AdZone issued an aggregate 1,095,000 post-split shares of restricted, unregistered $0.001 par value common stock to furloughed employees concurrent with their termination as performance bonuses. These transactions were valued at $0.06 per share, or approximately $65,700, which approximates the estimated fair value of the Company's common stock, which was unpriced and unlisted as of the transaction date. Subsequent to March 31, 2001, the Company began entering into various security transactions for cash at $0.06 per share.

On March 31, 2001, AdZone issued an aggregate 500,000 post-split shares of restricted, unregistered $0.001 par value common stock to its officers in satisfaction of signing bonus commitments specified in separate employment agreements executed on January 29, 2001 and February 9, 2001, respectively. These transactions were valued at $0.06 per share, or approximately $30,000, which approximates the estimated fair value of the Company's common stock, which was unpriced and unlisted as of the transaction date. Subsequent to March 31, 2001, the Company began entering into various security transactions for cash at $0.06 per share.

On March 31, 2001, AdZone issued an aggregate 107,000 post-split shares of restricted, unregistered $0.001 par value common stock to various professionals providing legal and accounting services to the Company. These transactions were valued at $0.06 per share, or approximately $6,420, which approximates both the estimated fair value of the Company's common stock, which was unpriced and unlisted as of the transaction date and the value of the services provided by the unrelated parties to the Company. Subsequent to March 31, 2001, the Company began entering into various security transactions for cash at $0.06 per share.

On August 10, 2001, all of the above transactions involving AdZone common stock were converted to restricted, unregistered common stock at a rate of 0.78 for 1 in the business combination transaction between Executive Help Services, Inc. and AdZone Interactive, Inc.

Between April 1, 2001 and August 10, 2001, AdZone received approximately $21,600 in cash proceeds for the sale of restricted, unregistered common stock of Executive Help Services, Inc. to be issued concurrent with the business combination date at a rate of $0.06 per share. On August 10, 2001, approximately 360,000 shares of common stock were issued by the Company. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In August 2001, the Company issued 100,000 shares of restricted, unregistered common stock to an individual for $7,000 cash. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note K - Stock Options
----------------------

On January 29, 2001, as a component of an employment agreement with the Company's Chief Executive Officer, the Company granted options to purchase up to 1,000,000 shares of common stock at a price of $0.10 per share. The options vested immediately upon execution of the employment agreement and expire five
(5) years from the agreement execution date.

On February 9, 2001, as a component of an employment agreement with the Company's President and Chief Operating Officer, the Company granted options to purchase up to 1,000,000 shares of common stock at a price of $0.10 per share. The options vested immediately upon execution of the employment agreement and expire five (5) years from the agreement execution date.

There were no exercise of any options from issue through September 30, 2001. The following table summarizes all options granted from January 29, 2001 to September 30, 2001.


                             Options        Options           Options           Options          Exercise price
                             granted        exercised         terminated        outstanding      per share
                             -------        ---------         ----------        -----------      ---------
     CEO options             1,000,000           -                 -            1,000,000        $ 0.10
     COO options             1,000,000           -                 -            1,000,000        $ 0.10
                             ---------      ------            ------            ---------

     Totals                  2,000,000           -                 -            2,000,000
                             =========      ======            ======            =========


The weighted average exercise price of all issued and outstanding options at September 30, 2001 is approximately $0.10.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by Statement of Financial Accounting Standards No. 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the estimated fair value of the underlying shares at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on management's estimates as there was no quoted or listed price on the Company's equity securities, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at March 31, 2001.


Note L - Commitments and Contingencies
--------------------------------------

The Company conducts its administrative, development and marketing operations in leased facilities. All operations are currently conducted in Riverhead, New York on a month-to-month lease at $1,800 per month. In May 2000, the Company executed a long-term operating lease for a marketing office in the Empire State Building in New York City. This office was closed prior to March 2001. This lease is for a term of five (5) years. The scheduled annual rental amount is approximately $65,145 for the period from May 1, 2000 through December 31, 2001; approximately $68,175 for the period from January 1, 2002 through August 31, 2003; and approximately $71,205 for the period from September 1, 2003 through April 30, 2005. Additionally, the Company is responsible for the pro-rata increases in ad valorem taxes, utilities, insurance and common area operating costs over the base year expenses as defined in the lease agreement.

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note L - Commitments and Contingencies - Continued
--------------------------------------------------

In the event of early termination of the lease, the Company is responsible for supplemental amounts between the occupancy period using the effective annual rental yield of approximately $68,175 and the amounts actually paid by the Company. The Company has undertaken efforts to either negotiate a settlement of the abandoned lease or sublet the facilities, subject to landlord approval, for the unexpired lease term.

Future minimum fixed rental payments, including Fiscal 2001 billed escalations, are as follows:

                      Year ended
                      March 31,     Amount
                      ---------     ------
                      2002          $  74,436
                      2003             74,436
                      2004             74,436
                      2005             74,436
                      2006              6,203
                                        -----
                      Total         $ 303,947
                                      =======




                (Remainder of this page left blank intentionally)

Part I - Item 2
---------------

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations
-------------------------

(1)  Caution Regarding Forward-Looking Information
     ---------------------------------------------

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


(2)  General comments
     ----------------

AdZone Research, Inc. (Company) was incorporated on May 31, 1994 under the laws of the State of Delaware as Executive Help Services. Inc. The Company's initial business plan was designed for the purpose of developing an internet web site that would offer professional space planning and design, pricing information and direct ordering of modular office furniture systems.

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

On August 10, 2001, the Company executed an Agreement and Plan of Share Exchange with AdZone Interactive, Inc. (a privately-owned New York corporation) (AdZone) whereby the Company exchanged 18,000,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of AdZone and effected a merger of the two entities with the Company being the surviving legal entity. Concurrent with this transaction, the Company changed its corporate name to AdZone Research, Inc.

For accounting purposes, the acquisition of AdZone, on August 10, 2001, by the Company effected a change in control and was accounted for as a" reverse acquisition" whereby AdZone is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to August 10, 2001, the financial statements of the Company reflect the historical financial statements of AdZone from its inception on February 28, 2000 and the operations of the Company subsequent to the August 10, 2001 transaction date.

Adzone Interactive, Inc. (AdZone) was initially incorporated as Web-AdNet.com. Inc. under the laws of the State of New York on February 28, 2000. The Company was formed to provide various market research statistics derived from information obtained from internet websites maintained by independent third parties worldwide.

The Company follows the accrual basis of accounting in accordance accounting principles generally accepted in the United States of America. AdZone originally elected a year-end of December 31. Concurrent with the August 10, 2001 business combination transaction in August 2001, the Company's Board of Directors changed AdZone's year-end to March 31. The accompanying financial statements reflect the Company's year-end of March 31 as of the first day of the first period presented.

The Company's business plan has not been fully implemented and, accordingly, has not fully commenced operations. The Company has had no substantial operations or substantial assets since inception and is considered to be in the development stage.

(3)  Results of Operations, Plan of Operation, Liquidity and Capital Resources
     -------------------------------------------------------------------------

The cumulative net operating losses of $(245,652) and $(753,051) for the respective six month periods ended September 30, 2001 was due to the initial development of the Company's proprietary research software and initial marketing efforts to develop market demand for the Company's research operations. While all efforts have been successful in both developing its software and developing market demand for its products, additional funding will be necessary to further advance its business plan. The Company had no cash at September 30, 2001, down from $102,651 at September 30, 2000. During the six month period ending September 30, 2001, the Company had revenue of $6,347, up from no revenue for the six month period ended September 30, 2000. The Company has no funds from assets or revenue to fund operations.

The initial capitalization of the Company through the sale of equity securities has allowed the Company to support its operations through the current date. As of September 30, 2001, the Company has a negative cash balance and has received additional advances from its corporate officers to support operations. Additional funding from either the sale of equity securities or advances from shareholders will be necessary to support future maintenance of the corporate entity and development of the Company's business plan.

The Company will face considerable risk in each of its future business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated software programming and a shortfall of funding due to the Company's inability to raise capital in the equity securities market.

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


Part II - Other Information
---------------------------

Item 1 - Legal Proceedings
--------------------------

     None

Item 2 - Changes in Securities
------------------------------

     On August 10, 2001, the Company issued a cumulative 360,000 shares of restricted, unregistered common stock to various individuals for $21,600 cash which was received by AdZone between April 1, 2001 and August 10, 2001 in anticipation of the business combination transaction which consummated on August 10, 2001.

     On August 22, 2001, the Company issued 100,000 shares of restricted, unregistered common stock to an unrelated individual for $7,000 cash.

Item 3 - Defaults on Senior Securities
--------------------------------------

     None

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None

Item 5 - Other Information
--------------------------

     On August 10, 2001, the Company executed an Agreement and Plan of Share Exchange with AdZone Interactive, Inc. (a privately-owned New York corporation) (AdZone) whereby the Company exchanged 18,000,000 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of AdZone and effected a merger of the two entities with the Company being the surviving legal entity. Concurrent with this transaction, the Company changed its corporate name to AdZone Research, Inc.

     For accounting purposes, the acquisition of AdZone, on August 10, 2001, by the Company effected a change in control and was accounted for as a" reverse acquisition" whereby AdZone is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to August 10, 2001, the financial statements of the Company reflect the historical financial statements of AdZone from its inception on February 28, 2000 and the operations of the Company subsequent to the August 10, 2001 transaction date.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

Exhibits - None
Reports on Form 8-K

     August 10, 2001 - Announcement of a business combination between Executive Help Services, Inc. and AdZone Interactive, Inc through an Agreement and Plan of Share Exchange.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AdZone Research, Inc.

November     20   , 2001                      /s/ Charles A. Cardona III
          --------                            --------------------------
                                              Charles A. Cardona III
                                              Chairman, Chief Executive Officer
                                              and Chief Accounting Officer