Form 10QSB
period 2001-12-31
ADZONE RESEARCH INC
filed 2002-02-11
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------    ACT OF 1934


                For the quarterly period ended December 31, 2001

           TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
-------    1934


                For the transition period from _____________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28717
                                                 -------

                              AdZone Research, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          88-0420405
------------------------------                    ------------------------------
   (State of incorporation)                          (IRS Employer ID Number)

                     211 Roanoke Avenue, Riverhead, NY 11901
                    (Address of principal executive offices)

                                 (480) 444-2014
                           (Issuer's telephone number)

       Executive Help Services, Inc. 8930 East Raintree Drive, Suite 100,
                           Scottsdale, Arizona 85260
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 8, 2002: 26,463,883
                                                 -------------------------------

Transitional Small Business Disclosure Format (check one):    YES    NO X
                                                                 ---   ---

                              AdZone Research, Inc.
                          (a development stage company)

               Form 10-QSB for the Quarter ended December 31, 2001

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

   Item 1  Financial Statements                                               3

   Item 2  Management's Discussion and Analysis or Plan of Operation         17


Part II - Other Information

   Item 1  Legal Proceedings                                                 18

   Item 2  Changes in Securities                                             19

   Item 3  Defaults Upon Senior Securities                                   19

   Item 4  Submission of Matters to a Vote of Security Holders               19

   Item 5  Other Information                                                 19

   Item 6  Exhibits and Reports on Form 8-K                                  19


Signatures                                                                   19


Item 1 - Part 1 - Financial Statements

                              AdZone Research, Inc.
                          (a development stage company)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                   (Unaudited)
                            December 31,December 31,
                                                                           2001           2000
                                                                       -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                            $       831    $    57,065
   Accounts receivable - trade, net of
     allowance for doubtful accounts of $-0-, respectively                     890           --
   Prepaid expenses                                                         23,750         73,175
                                                                       -----------    -----------
     Total current assets                                                   25,471        130,240
                                                                       -----------    -----------

Property and Equipment - at cost                                            60,252         85,994
   Accumulated depreciation                                                (28,005)       (14,286)
                                                                       -----------    -----------
     Net property and equipment                                             32,247         71,708
                                                                       -----------    -----------

Other Assets
   Security deposits and other                                               2,190          2,190
                                                                       -----------    -----------

Total Assets                                                           $    59,908    $   204,138
                                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Cash overdraft                                                      $      --      $      --
   Note payable                                                             50,000           --
   Accounts payable - trade                                                124,138         68,209
   Advances from officers                                                    7,511           --
   Accrued officer compensation                                            282,002           --
                                                                       -----------    -----------
     Total current liabilities                                             463,651         68,209
                                                                       -----------    -----------

Long-term Liabilities
   Note payable - long-term portion                                           --             --
                                                                       -----------    -----------
     Total Liabilities                                                     463,651         68,209
                                                                       -----------    -----------

Commitments and contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value.  20,000,000 shares authorized
     none issued and outstanding                                              --             --
   Common stock - $0.001 par value. 100,000,000 shares authorized
     26,734,549 and 24,114,000 shares issued and outstanding                26,735         24,114
   Additional paid-in capital                                            1,456,685      1,241,036
   Deficit accumulated during the development stage                     (1,887,163)    (1,220,500)
                                                                       -----------    -----------
                                                                          (403,743)        44,650
   Stock subscription receivable                                              --          (40,000)
                                                                       -----------    -----------
     Total Shareholders' Equity                                           (403,743)         4,650
                                                                       -----------    -----------

Total Liabilities and Shareholders' Equity                             $    59,908    $   204,138
                                                                       ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3




                              AdZone Research, Inc.
                          (a development stage company)
                   Statements of Operations and Comprehensive
        Income Nine and Three months ended December 31, 2001 and 2000 and
   Period from February 28, 2000 (date of inception) through December 31, 2001

                                   (Unaudited)
                                                                                                           Period from
                                                                                                        February 28, 2000
                               Nine months        Nine months        Three months       Three months   (date of inception)
                                   ended              ended              ended              ended            through
                               December 31,       December 31,       December 31,       December 31,       December 31,
                                    2001               2000               2001               2001               2001
                               ------------       ------------       ------------       ------------       ------------
Revenues                       $     14,840       $     80,500       $      8,493       $     80,500       $     95,956

Production Expenses                  44,549            591,460             13,291            216,721            740,784
   Depreciation                      10,626              9,632              3,542              3,211             23,469
                               ------------       ------------       ------------       ------------       ------------
                                     55,175            601,092             16,833            219,932            764,253
                               ------------       ------------       ------------       ------------       ------------
Gross Profit                        (40,335)          (520,592)            (8,340)          (139,432)          (668,297)
                               ------------       ------------       ------------       ------------       ------------

Operating expenses
   Selling and
     marketing costs                 46,737            596,589              3,873            250,786            747,820
   General and
     administrative costs
     Officers compensation          234,003               --               78,285               --              312,002
     Other general and
       administrative costs          65,342             67,181             57,951             40,386            134,602
     Depreciation                     2,355              4,654                785              1,551              8,561
                               ------------       ------------       ------------       ------------       ------------
                                    348,437            668,424            140,894            292,723          1,202,985
                               ------------       ------------       ------------       ------------       ------------

Loss from Operations               (388,772)        (1,189,016)          (149,234)          (432,155)        (1,871,282)

Other Income (Expense)
   Interest and other                  --                4,338               --                  528              4,338
   Interest expense                  (2,526)              --                3,588               --               (4,403)
   Loss on disposition
     of equipment                      --                 --                 --                 --              (15,816)
                               ------------       ------------       ------------       ------------       ------------

Net Loss                           (391,298)        (1,184,678)          (145,646)          (431,627)        (1,887,163)

Other comprehensive
   income                              --                 --                 --                 --                 --
                               ------------       ------------       ------------       ------------       ------------

Comprehensive Income           $   (391,298)      $ (1,184,678)      $   (145,646)      $   (431,627)      $ (1,887,163)
                               ============       ============       ============       ============       ============

Net loss per weighted-
   average share of
   common stock outstanding,
   computed on Net Loss -
   basic and fully diluted     $      (0.02)      $      (0.05)      $      (0.01)      $      (0.02)      $      (0.08)
                               ============       ============       ============       ============       ============

Weighted-average number
   of shares of common
   stock outstanding -
   basic and fully diluted       25,667,992         23,435,367         25,963,484         23,613,130         24,413,068
                               ============       ============       ============       ============       ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4




                              AdZone Research, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                Nine months ended December 31, 2001 and 2000 and
   Period from February 28, 2000 (date of inception) through December 31, 2001

                                   (Unaudited)
                                                                                          Period from
                                                                                       February 28, 2000
                                                    Nine months        Nine months    (date of inception)
                                                        ended              ended            through
                                                    December 31,       December 31,       December 31,
                                                           2001              2000              2001
                                                    ------------       ------------       ------------
Cash Flows from Operating Activities
   Net loss for the period                          $   (391,298)      $ (1,184,678)      $ (1,887,163)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                      12,981             14,286             32,030
       Loss on disposition of equipment                     --                 --               15,816
       Amortization of prepaid interest                    5,625               --                7,500
       Common stock issued for
         Salaries, wages and bonuses                        --                 --               95,700
         Professional fees                                30,500               --               36,920
       (Increase) Decrease in
         Accounts receivable - trade                        (890)              --                 (890)
         Deposits and other assets                        36,553               (390)            (2,190)
       Increase (Decrease) in
         Accounts payable and accrued liabilities         22,258            199,488            124,138
         Accrued officer compensation                    234,003               --              282,002
                                                    ------------       ------------       ------------
Net cash used in operating activities                    (50,268)          (971,294)        (1,296,137)
                                                    ------------       ------------       ------------

Cash Flows from Investing Activities
   Cash paid to purchase property and equipment             --              (59,146)           (85,993)
   Cash received on disposition of equipment                --                 --                5,900
                                                    ------------       ------------       ------------
Net cash used in investing activities                       --              (59,146)           (80,093)
                                                    ------------       ------------       ------------

Cash Flows from Financing Activities
   Increase (Decrease) in cash overdraft                    --                 --                 --
   Net cash activity cash on officer advances             (7,300)            (3,000)            20,573
   Principal received from notes payable                    --                 --               50,000
   Sale of common stock                                   54,400            850,000          1,344,550
   Cash paid for costs and expenses
     related to raising capital                             --              (12,500)           (25,000)
                                                    ------------       ------------       ------------
Net cash provided by financing activities                 47,100            834,500          1,377,061
                                                    ------------       ------------       ------------

Increase (Decrease) in Cash                               (3,168)          (195,940)               831
Cash at beginning of period                                3,999            253,005               --
                                                    ------------       ------------       ------------

Cash at end of period                               $        831       $     57,065       $        831
                                                    ============       ============       ============


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               5




                              AdZone Research, Inc.
                          (a development stage company)
                      Statements of Cash Flows - Continued
                Nine months ended December 31, 2001 and 2000 and
 and Period from February 28, 2000 (date of inception) through December 31, 2001

                                   (Unaudited)
                                                                                    Period from
                                                                                 February 28, 2000
                                                Nine months       Nine months   (date of inception)
                                                    ended             ended           through
                                                December 31,      December 31,      December 31,
                                                     2001              2000              2001
                                                ------------      ------------      ------------
Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period               $      2,526      $       --        $      2,526
                                                ============      ============      ============
     Income taxes paid for the period           $       --        $       --        $       --
                                                ============      ============      ============

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
     Common stock issued for prepaid interest   $       --        $       --        $     31,250
                                                ============      ============      ============













The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               6

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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2001 and 2000, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences.

     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of December 31, 2001 and 2000, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note C - Summary of Significant Accounting Policies - continued

8.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2001 and 2000, respectively, the Company's outstanding stock options are deemed to be anti-dilutive due to the Company's net operating loss position.


Note D - Fair Value of Financial Instruments

     The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note E - Property and Equipment

     Property and equipment consists of the following at December 31, 2001 and 2000:

                                            December     December
                                                31,          31,      Estimated
                                              2001         2000         life
                                            ---------    ---------    ---------
     Computer equipment                     $  50,248    $  59,927    3 years
     Office furniture and other equipment      10,004       26,067    5-7 years
                                            ---------    ---------
                                               60,252       85,994
     Less accumulated depreciation            (28,005)     (14,286)
                                            ---------    ---------

     Net property and equipment             $  32,247    $  71,708
                                            ---------    ---------

Depreciation expense for the nine months ended December 31, 2001 and 2000 was approximately $12,981 and $14,286, respectively.


Note F - Note Payable
                                                    December 31,    December 31,
                                                         2001            2000
                                                    ------------    ------------
$50,000   installment   note   payable  to  an
  individual. Interest imputed at 15.0% and paid in advance with the issuance of 250,000 shares of restricted, unregistered common stock to the lender. Payable in monthly installments of $1,000 commencing September
  1, 2001 and each successive month until paid in full. Payments in default at December 31, 2001. Unsecured.

                                                    $     50,000    $       --
                                                    ============    ============

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

As of December 31, 2001 and 2000, total cumulative amounts unpaid under these agreements are as follows:


                            December 31,   December 31,
                                 2001           2000
                            ------------   ------------
     Officer compensation   $    282,002   $       --
                            ============   ============

Future amounts due under the employment agreements are as follows:
                            Year ending
                              March 31,       Amount
                            ------------   ------------
  2002                                     $    312,003
  2003                         2002             234,000
                               2003        ------------
Totals                                     $    546,003
                                           ============



                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note I - Income Taxes

The  components  of income  tax  (benefit)  expense  for the nine  months  ended
December 31, 2001 and 2000 and for the period from February 28, 2000 (date of inception) through December 31, 2001, respectively, are as follows:

                                                      Period from
                                                    February 28, 2000
                  Nine months        Nine months   (date of inception)
                      ended             ended            through
                  December 31,      December 31,      December 31,
                          2001              2000              2001
                  ------------      ------------      ------------
     Federal:
       Current    $       --        $       --        $       --
       Deferred           --                --                --
                  ------------      ------------      ------------
                          --                --                --
                  ------------      ------------      ------------
     State:
       Current            --                --                --
       Deferred           --                --                --
                  ------------      ------------      ------------
                          --                --                --
                  ------------      ------------      ------------

     Totals       $       --        $       --        $       --
                  ============      ============      ============

As of December 31, 2001,  the Company has a net operating loss  carryforward  of approximately  $1,850,000 to offset future  taxable  income.  Subject to current regulations,  this  carryforward  will  begin to expire in 2020.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense for the nine months ended December 31, 2001 and 2000 and for the period from February 28, 2000 (date of inception) through December 31, 2001, respectively, are as follows:

                                                                                           Period from
                                                                                         February 28, 2000
                                                      Nine months       Nine months     (date of inception)
                                                          ended             ended             through
                                                      December 31,      December 31,       December 31,
                                                           2001               2000               2001
                                                      ------------       ------------       ------------
Statutory rate applied to loss before income taxes    $   (123,700)      $   (402,800)      $   (631,300)
Increase (decrease) in income taxes resulting from:
    State income taxes                                        --                 --                 --
    Other, including reserve for deferred tax asset        123,700            402,800            631,300
                                                      ------------       ------------       ------------

      Income tax expense                              $       --         $       --         $       --
                                                      ============      ============       ============

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note I - Income Taxes - continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000:

                                      December 31,    December 31,
                                           2001            2000
                                      ------------    ------------
Deferred tax assets
   Net operating loss carryforwards   $    641,000    $    415,000
   Less valuation allowance               (641,000)       (415,000)
                                      ------------    ------------

     Net Deferred Tax Asset           $       --      $       --
                                      ============    ============

During the nine months ended December 31, 2001 and 2000, the reserve for the deferred current tax asset increased by approximately $123,000 and $403,000, respectively.


Note J - Common Stock Transactions

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

In October 2001, the Company sold an aggregate 507,777 shares of restricted, unregistered common stock to various individuals for aggregate proceeds of approximately $23,800. The selling price of the respective shares was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction.
The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In December 2001, the Company sold 16,667 shares of restricted, unregistered common stock to an individual involved in the October 2001 stock sale transactions for approximately $2,000 cash. The selling price of the respective shares was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The
Securities Act of 1933, as amended, for an exemption from registration on these shares.

On December 13, 2001,  pursuant to a Form S-8  Registration  Statement Under The
Securities Act of 1933, the Company issued an aggregate 420,000 shares of common stock to various professionals, some of whom were existing shareholders, providing legal and accounting services to the Company. These transactions were valued at approximately $30,000, which was in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction.


Note K - Stock Options

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

There were no exercise of any options from issue through December 31, 2001. The following table summarizes all options granted from January 29, 2001 to December
31, 2001.

                                                                                 Exercise
                          Options       Options       Options       Options        price
                          granted      exercised    terminated    outstanding    per share
                        -----------   -----------   -----------   -----------   -----------
     CEO options          1,000,000          --            --       1,000,000   $   0.10
     COO options          1,000,000          --            --       1,000,000   $   0.10
                        -----------   -----------   -----------   -----------

     Totals               2,000,000          --            --       2,000,000
                        ===========   ===========   ===========   ===========


The weighted average exercise price of all issued and outstanding options at December 31, 2001 is approximately $0.10.

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note K - Stock Options - Continued

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

Future minimum fixed rental payments, including Fiscal 2001 billed escalations, are as follows:

                            Year ended
                             March 31,             Amount
                           ------------         ------------

                               2002             $     74,436
                               2003                   74,436
                               2004                   74,436
                               2005                   74,436
                               2006                    6,203
                                                ------------

                              Total             $    303,947
                                                ============

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(8)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


(9)  General comments

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

(3)  Results of Operations, Plan of Operation, Liquidity and Capital Resources

The cumulative net operating losses of approximately $(391,000) and approximately $(1,185,000) for the respective nine month periods ended December 31, 2001 was due to the initial development of the Company's proprietary research software and initial marketing efforts to develop market demand for the Company's research operations. While all efforts have been successful in both developing its software and developing market demand for its products, additional funding will be necessary to further advance its business plan. The Company had approximately $800 in available cash at December 31, 2001, down from approximately $57,000 at December 31, 2000. During the nine month period ending December 31, 2001, the Company had revenue of approximately $15,000, down from revenue of approximately $81,000 for the nine month period ended December 31, 2000. The company has no funds from assets or revenues to fund operations.

The initial capitalization of the Company through the sale of equity securities has allowed the Company to support its operations through the current date. As of December 31, 2001, the Company has nominal cash balances and has received proceeds from the sale of equity securities to support 3rd quarter Fiscal 2002 operations. Additional funding from either the sale of equity securities or advances from shareholders will be necessary to support future maintenance of the corporate entity and development of the Company's business plan.

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


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     In October 2001, the Company sold an aggregate 507,777 shares of restricted, unregistered common stock to various individuals for aggregate proceeds of approximately $23,800. The selling price of the respective shares was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

     In December 2001, the Company sold 16,667 shares of restricted, unregistered common stock to an individual involved in the October 2001 stock sale transactions for approximately $2,000 cash. The selling price of the respective shares was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

     On December 13, 2001, pursuant to a Form S-8 Registration Statement Under The Securities Act of 1933, the Company issued an aggregate 420,000 shares of common stock to various professionals, some of whom were existing shareholders, providing legal and accounting services to the Company. These transactions were valued at approximately $30,000, which was in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction.

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits - None
Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           AdZone Research, Inc.

February     8   , 2002                          /s/ Charles A. Cardona III
          -------                              ---------------------------------
                                                          Charles A. Cardona III
                                               Chairman, Chief Executive Officer
                                                    and Chief Accounting Officer