Form 10KSB
period 2002-03-31
ADZONE RESEARCH INC
filed 2002-07-15
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[x]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

          For the fiscal year ended March 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

          For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-28717

                              AdZone Research, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                           88-0420405
------------------------------                        --------------------------
   (State of incorporation)                            (IRS Employer ID Number)

                     211 Roanoke Avenue, Riverhead, NY 11901
                    (Address of principal executive offices)

                                 (631) 369-1100
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock $0.001 par value

--------------------------------------------------------------------------------

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended March 31, 2002 was $2,890.

The aggregate market value of voting common equity held by non-affiliates as of March 31, 2002 was approximately $496,948, using the closing price of the Company's common stock of $0.05 per share on July 10, 2002.

As of July 2, 2002, there were 29,880,129 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                              ADZONE RESEARCH, INC.
                                TABLE OF CONTENTS



                                                                     Page Number
                                                                     -----------
Part I

Item 1 - Description of Business                                               3
Item 2 - Description of Property                                               8
Item 3 - Legal Proceedings                                                     8
Item 4 - Submission of Matters to a Vote of Security Holders                   8

Part II

Item 5 - Market for Company's Common Stock and Related Stockholders Matters    8
Item 6 - Management's Discussion and Analysis or Plan of Operation            13
Item 7 - Index to Financial Statements                                        16
Item 8 - Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures                              16

Part III

Item 9 - Officers and Directors                                               16
Item 10 - Executive Compensation                                              18
Item 11 - Security Ownership of Certain Beneficial Owners And Management      21
Item 12 - Certain Relationships and Related Transactions                      23
Item 13 - Exhibits and Reports on 8-K                                         23

Signatures                                                                    24

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

Certain statements contained in this annual report on Form 10-KSB, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


PART I

Item 1 - Description of Business

General
-------

AdZone Research, Inc.(the "Company" or "AdZone") was incorporated in Delaware on May 31, 1994 under the name Executive Help Services, Inc for the purpose of developing an Internet web site that would offer planning of professional office space and design of modular office furniture with direct ordering capabilities. From its inception until June 1999, the Company had no significant operations. In June 1999, Management decided to capitalize on the advances on Internet technology that had occurred since the Company's inception in order to reach a broader customer base. The Company began to offer its products and services through an e-commerce website, "www.modularoffice.com", which offered office furnishings to businesses ranging in size from small businesses operating in home offices to large corporate customers.

In January 2000, the Company registered its Common Stock with the Securities and Exchange Commission on Form 10-SB under the Securities Exchange Act of 1934 and became a publicly reporting company. The Company also filed a request with the NASD for clearance of quotations on the OTC Bulletin Board under Rule 15c2-11 of the Securities Exchange Act of 1934. A clearance letter was issued to the Company, then known as Executive Help Services, Inc., and the Company was issued its initial trading symbol EHSV. The Company's first posted trade was conducted on May 30, 2000.

Upon a change in management that occurred in January 2001, the Company abandoned its previously adopted business plan. However, from January 2001 until August of that year, the Company did not engage in any significant activity other than negotiating a proposed merger with AdZone Interactive, Inc. ("AII"), a privately held corporation. AII was founded in March 2000 to engage in Internet advertising research by extracting various data elements through the monitoring of Internet websites maintained by independent third parties.

On August 10, 2001, the Company closed an Agreement and Plan of Share Exchange with AII whereby the Company exchanged 18,000,000 shares of its restricted common stock for 100% of the issued and outstanding common stock of AII.

Immediately thereafter the Company effected a merger of the two entities with the Company as the surviving entity. At the time of the merger the Company changed its corporate name to AdZone Research, Inc. and changed its trading symbol to ADZR.

Since its merger with AII, the Company has continued the business of AII as an Internet advertising research firm engaged in the extraction of data through the monitoring of internet websites. The extracted data are then used to provide various market research statistics and other focused information as requested by the Company's clients. Among the applications of the extracted data are the compilation of advertising activity and information regarding advertising expenditures on Internet websites. The Company also has developed a subscription based online application for accessing data from websites that are hosted within the United States, the United Kingdom, Europe, and Asia and for providing such data to its clients in a variety of customizable report formats.

The events of September 11, 2001 and threats of terrorist activity that have occurred subsequently thereto have generated additional interest in the Company as a potential provider of Internet data mining information from various private and public sector clients, including the federal government and the State of New York. Shortly after September 11, 2001, the Company was contacted by the United States Office of Homeland Security, which expressed an interest in using the Company's NetGet(TM) Internet monitoring technology to monitor the internet for terrorist planning and other communication. The Company believes its technology is well suited for this purpose and has been working with local members of Congress in both the House and Senate to secure funding for its proposal. The proposal has earned support from various Congressmen, including Congressman Felix Grucci, who has requested that an appropriation of $32 million for the Company's proposal be included in the federal budget for an 18-month period beginning in October 2002. The Company has also held several meetings with New York State officials regarding a possible contract to provide monitoring services of New York State websites to prevent tampering and other terrorist related activity.

Based on its initial discussions with officials of the federal government and the State of New York, management believes that the Company is well placed to obtain federal and New York State contracts for internet monitoring of possible terrorist communication and planning and various forms of cybercrime. The Company is also negotiating with officials of the Global Public Health Intelligence Network, a world-wide public health organization based in Canada, and the World Health Organization based Geneva, for possible contracts or grants to provide internet monitoring for possible bioterrorist activities. Management cannot provide any assurances, however, that it will be able to receive grants from or to conclude contracts with any of such agencies.

In June 2002, the Company concluded a Systems Integrator Agreement with the Raytheon Company under which Raytheon agreed to use its efforts to obtain systems integrator agreements with smaller technology firms to provide software tools developed by the Company that would enhance the data analysis capabilities of Raytheon's software or that would more effectively gather data for analysis by Raytheon and any of its systems integrator partners. Raytheon's intent is to demonstrate the Company's technologies in conjunction with its own technologies to its prospective governmental customers, which include all agencies and departments of the United States government and its approved international allies.

In June 2002, the Company signed a Financial Services Agreement with First American Financial Group, New York, New York, pursuant to which First American Financial Group agreed to attempt to complete a private placement of up to $5 million of the Company's 9% convertible preferred stock. As of the date of this Report, First American Financial Group has not introduced the Company to any proposed purchaser(s) of its convertible preferred stock, and management cannot provide any assurances that the Company will be able to complete such financing in the future.

The Company is in the development stage, has focused principally on the development of its proprietary software, and has not fully initiated efforts towards developing a significant revenue base.

Competition
-----------

AdZone has several competitors, many of which have financial and other resources that are far greater than its own. The Company's limited resources may hinder its ability to compete effectively. AdZone's principal competitor is AdRelevance, a division of Media Metrix, which offers panel data and expenditure information on close to 1,000 web sites as well as an online application for accessing certain of its data. Competitive Media Research (CMR) is another significant competitor of the Company whose product, Adnet Track US, offers Internet expenditure data from approximately 300 web sites. Management believes that CMR's product is similar in methodology to its own, but believes the Company's technology is superior and that its database contains more information on a greater number of sites. In addition, Leading Web Advertisers, another significant competitor, offers custom reports on banner creativity.

Employees
---------

AdZone has 5 employees consisting of Charles Cardona, its Chief Executive Officer, Daniel Wasserman, its Executive Vice President and Managing Director of the Global Defense Group, a programmer that assists Mr. Cardona in developing and writing software for the Company's services and products, and two part-time clerical staff, both of whom are related to Charles Cardona. John Cardona had served as President of the Company until his resignation from such position in June 2002. John Cardona has agreed to continue to act as Homeland Security Defense Advisor to the Company advising the Company on matters of long-term corporate planning and global and operational strategies. None of the Company's employees is represented by a union, and the Company considers its employee relations to be good.

Sales and Marketing
-------------------

The  Company  markets its  products  and  services  principally  through  e-mail
distributions   to  selected   target   markets   and   through  its   websites,
www.adzoneinteractive.com, www.adzoneresearch.com, and www.adzonereports.com.

Distribution Methods of Products or Services
--------------------------------------------

The Company distributes its products and services electronically through e-mailing its reports to the client, posting such reports to a private website that is accessible to the client, distribution of the report on a CD-ROM, or faxing its reports to the client location. In June 2002, the Company concluded a Systems Integrator Agreement with Raytheon Company, whereby Raytheon agreed to demonstrate and promote sales of the Company's proprietary software for defense and security applications. Any such sales of the Company's software products through Raytheon, therefore, will be completed through sales of Raytheon's own technology with which the Company's products will be integrated.

Status of Any Publicly Announced New Product or Service
-------------------------------------------------------

The Company's systems integrator contract with Raytheon has only recently been concluded (June 2002), and the Company is not able to predict the effect that such contract will have, if any, on the Company's operating results or financial position. Such effect will depend almost entirely on the efforts and effectiveness of Raytheon in promoting sales of the Company's proprietary software for security and defense applications.

Since September 11, 2001, several federal, New York State, and world health agencies have expressed interest in possible use of the Company's proprietary NetGet(TM) software for Homeland Security applications. Discussions and negotiations are continuing with these agencies; however, the Company has not concluded an agreement with any of such organizations and cannot provide any assurances that it will be able to do so in the future.

Dependence on One or a Few Major Customers
------------------------------------------

The Company does not depend on any one or a few customers. The Company's principal target markets for its products and services are advertising agencies, advertisers, large websites, financial companies, media groups, newspapers, magazines and television and radio networks. In addition, the Company has recently been engaged in negotiations with agencies of the federal government and the State of New York to provide internet monitoring services to detect possible terrorist communication and planning as well as possible cybercrime activity, and with the World Health Organization and the Global Public Health Intelligence Network to provide monitoring for possible bioterrorist activities.

Patents, Trademarks,  Licenses, Franchises,  Concessions,  Royalty Agreements or
--------------------------------------------------------------------------------
Labor Contracts, Including Duration
-----------------------------------

The Company owns its internet domain names, www.adzoneinteractive.com,, www.adzoneresearch.com, and www.adzonereports.com, and holds a common law copyright on all of its proprietary software. The Company has no current plans to apply for patents, trademarks or federal copyright protection and will assess the need for any copyright, trademark or patent applications on an ongoing basis. In addition, the Company has no plans to enter into franchise, concession or labor contracts. In June 2002, the Company concluded a Systems Integrator Agreement with Raytheon Company pursuant to which it granted Raytheon the right to integrate certain of the Company's proprietary software for integration with Raytheon's software for defense and security applications.

Need for Government Approval of Principal Products or Services
--------------------------------------------------------------

The Company is not required to apply for or obtain any government approval for its products or services.

Effect of Existing or Probable Governmental Regulations on the Business
-----------------------------------------------------------------------

The Company is not currently subject to direct federal, state or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, it is possible that a number of laws and regulations may be adopted in the United States with respect to the internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed and/or enacted legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The adoption of such laws could create uncertainty in internet usage and reduce the demand for all products and serves. The Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of those laws were adopted  prior  to  the  advent  of  the  internet.  As a  result,  they  do not contemplate or address the unique issues of the internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the internet marketplace. That uncertainty could reduce demand for the Company's products or services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Estimate  of the  Amount  Spent  During  Each of the  Last Two  Fiscal  Years on
--------------------------------------------------------------------------------
Research and Development  Activities,  and if Applicable the Extent to Which the
--------------------------------------------------------------------------------
Cost of Such Activities are Borne Directly by Customers
-------------------------------------------------------

The  Company  has  expended   approximately  $679,168  for  development  of  its
proprietary software during the fiscal year ended March 31, 2001 and approximately $71,463 during its 2002 fiscal year. The cost of all of such development was funded through the sale of the Company's equity securities and was not borne directly by the Company's customers.

Possible Private Placement of the Company's Convertible Preferred Stock
-----------------------------------------------------------------------

In June 2002, the Company signed a Financial Services Agreement with First American Financial Group ("First American") pursuant to which First American agreed to attempt to complete a private placement of up to $5 million of the Company's convertible preferred stock. If such financing is completed, the Company is obligated to pay First American cash compensation equal to 5% of the gross amount of such financing and a number of shares of common stock computed by dividing 5% of the gross proceeds of the financing by the price per share agreed to between the Company and the investor.

Dividends on the preferred stock would be payable semi-annually at the rate of 9% per annum, with the conversion rate and other terms to be agreed upon. Holders of the convertible preferred stock will have antidilution and piggy-back registration rights.

If First American identifies a proposed purchaser(s) of the Company's convertible preferred stock acceptable to the Company, and the Company and such proposed purchaser(s) agree upon the conversion rate and other terms of the convertible preferred stock, First American has agreed to provide a bridge loan to the Company of $500,000, with interest payable on such loan monthly at the rate of 12% per annum. The Company shall be obligated to repay the bridge loan on a date which is the earlier of three months after the date such loan is made or the date on which a closing on the purchase of at least $1 million of the Company's convertible preferred stock is held. As additional consideration for such loan, the Company will be obligated to issue to First American a number of shares of common stock computed by dividing $50,000 by the average closing bid price of the Company's common stock for the 10-consecutive trading day period prior to the first closing of the purchase of the convertible preferred stock. If the bridge loan is extended beyond the initial three month term, the Company is obligated to issue to First American additional common stock using the same formula contained in the previous sentence.

As of the date of this Report, First American has not introduced the Company to any proposed purchaser(s) of the Company's convertible preferred stock, and management cannot provide any assurance that the Company will be able to complete any such financing.

Costs and Effects of Compliance with Environmental Laws
-------------------------------------------------------

The Company has not expended any funds for compliance with environmental laws and does not anticipate its business plan will require any such compliance.

Reports to Security Holders
---------------------------

The Company has not in the past provided an annual report to its shareholders and does not intend to do so until it is able to generate sufficient revenues to fund the expense of such reports. The Company is subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Act of 1933 and the Securities Exchange Act of 1934 and is therefore required to file a Form 10-KSB annually and Forms 10-QSB quarterly. In addition, the Company is required to file Forms 8-K and other proxy and information statements from time to time as required.

The public may read and copy any materials the Company files with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov) That contains reports ,proxy and information statements, and other information regarding issuers that file electronically with SEC.

Dependence on and Control by Management
---------------------------------------

Charles Cardona, our Chief Executive Officer and Chairman of the Board, John Cardona, a member of our Board of Directors, and other members of the Cardona family beneficially own in the aggregate approximately 54.7% of the outstanding shares of the Company's common stock. Accordingly, such individuals may be able to control the election of directors and all other matters subject to shareholder vote. This concentration of ownership may have the effect of delaying or preventing a change of control of AdZone, even if this change of control would benefit shareholders. In addition, our future success depends to a significant extent on the efforts and abilities of Charles Cardona. The loss of the services of Mr. Cardona could substantially harm our business. Should Mr. Cardona's services be terminated, we may be unable to attract, motivate and retain a suitable replacement for him.

Item 2 - Description of Property

The Company conducts its administrative, development and marketing operations in facilities leased from an unrelated party at 211 Roanoke Avenue, Riverhead, NY 11901 on a month-to-month basis at a rental rate of approximately $1,200 per month. Management believes that the facilities used by it in the operation of its business are adequately covered by insurance and are suitable and adequate for their purposes.


Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. The Company may be subject to a claim relating to certain previously leased facilities. In May 2000 the Company executed a 5-year lease for a marketing premises in the Empire State Building in New York City. This office was closed prior to March 2001, and the Company surrendered the premises to the landlord. The scheduled annual rental amount was approximately $65,145 for the period from May 1, 2000 through December 31, 2001; approximately $68,175 for the period from January 1, 2002 through August 31, 2003; and approximately $71,205 for the period from September 1, 2003 through April 30, 2005. Additionally, the Company was responsible for its pro-rata share of increases in ad valorem taxes, utilities, insurance and common area operating costs over the base year expenses. The lease also provided that in the event of the Company's early termination of the lease, the Company would be responsible for supplemental amounts during the occupancy period using the effective annual rental yield of approximately $68,175 and the amounts actually paid by the Company. The Company has surrendered all security deposits to the landlord. To date, the Company has not received any notice from the landlord demanding amounts additional to such security deposits. Management cannot provide you any assurances, however, that such demand may not be made in the future.


Item 4 - Submission of Matters to a Vote of Security Holders

The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.


PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

As of July 2, 2002, there were 29,880,129 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 142 shareholders of record, exclusive of shareholders holding their shares in street name.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of $0.001 par value preferred stock. No shares of preferred stock have been issued. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution, or winding up of the company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

In January, 2000, the Company became a publicly reporting company under the Securities Exchange Act of 1934, after filing a Form 10-SB with the United States Securities and Exchange Commission. The Company also filed a request with the NASD for clearance of quotations on the OTC Bulletin Board under Rule 15c2-11 of the Securities Exchange Act of 1934. A clearance letter was issued to the Company, then known as Executive Help Services, Inc., and the Company was issued its initial trading symbol, EHSV. The Company's first posted trade was conducted on May 30, 2000. Concurrently with its merger with AII on August 10, 2001, the Company changed its corporate name to AdZone Research, Inc. and changed its trading symbol to ADZR.

The following are the high and low closing prices of the Company's Common Stock for each quarter during the last two fiscal years:

                                                      High                  Low

Fiscal Year ended March 31, 2002
--------------------------------
   First Quarter                                     $0.25                 $0.09
   Second Quarter                                    $0.14                 $0.07
   Third Quarter                                     $0.38                 $0.03
   Fourth Quarter                                    $0.20                 $0.04

Fiscal Year ended March 31, 2001
--------------------------------
   First Quarter                                     $0.25                 $0.25
   Second Quarter                                    $1.96                 $0.50
   Third Quarter                                     $2.06                 $0.12
   Fourth Quarter                                    $1.15                 $0.12

Equity Compensation Plan Information
------------------------------------

The following  table sets forth the aggregate  number of shares of the Company's
Common Stock that may be issued upon exercise of outstanding options granted to Mr. Charles Cardona, our Chairman of the Board and Chief Executive Officer, and
Mr. John Cardona, our former President and a Director of the Company, and the weighted average exercise price of such options.


                                                                                          Number of
                                                                                          securities remaining
                                                Number of              Weighted-          available for future
                                                securities to be       average            issuance under
                                                issued upon            exercise           equity
                                                exercise of            price of           compensation plans
                                                outstanding            outstanding        (excluding securities
                                                options,               options,           reflected in the first
                                                warrants and           warrants           column of this
                                                rights                 and rights         table)
                                                ----------------       -----------        ----------------------
Equity compensation plans approved by                 -0-                  -0-                    -0-
security holders

Equity compensation plans not approved             2,000,000              0.10                    -0-
by security holders

   Total                                           2,000,000              0.10                    -0-


Dividend policy
---------------

The Company has never paid or declared a cash dividend on its common stock. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy of the Board to retain all earnings, if any, to support future growth and expansion.

Recent Sales of Unregistered Securities
---------------------------------------

AdZone Interactive, Inc. - pre-August 10, 2001
----------------------------------------------

On September 10, 2000, AdZone Interactive, Inc. (formerly Web-AdNet.com) (AII) filed a Certificate of Amendment of the Certificate of Incorporation to 1) change its corporate name to AdZone Interactive, Inc.; 2) modify its capital structure to allow the issuance of up to 25,000,000 shares of $0.001 par value preferred stock and 75,000,000 shares of $0.001 par value common stock from the originally authorized 1,000 shares of no par value common stock; and 3) effect a 125,000 for 1 forward stock split of the issued and outstanding common stock at the date of the Amendment.

At its February 28, 2000 incorporation, AII issued 21,250,000 shares (on a post-split basis) of restricted $0.001 par value common stock to its founders:
Charles Cardona, Reidar Sjoen, Ronald Mayhew and William Joubert for cash proceeds of $150.

On February 29, 2000, AII executed an agreement to issue 3,750,000 post-split shares of restricted $0.001 par value common stock to an investment group, consisting of the Regency Group Limited, a private entity managed by Terry Neild, Terry Neild, Victoria Neild and Investment Capital Corporation, another private entity managed by Terry Neild, for gross proceeds of $1,000,000. Of such amount, $400,000 was received prior to March 31, 2000 and the balance was received during the year ended March 31, 2001. AII relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

On November 30, 2000, AII issued 666,665 post-split shares of restricted $0.001 par value common stock to an existing shareholder investment group consisting of Terry Neild, Seth Blumenthal, Joshua Blumenthal, Marlene Blumenthal, Ralph Massetti and FutureCars, Inc., a private entity managed by Terry Neild, for gross proceeds of $290,000. AII relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

Effective November 30, 2000, AII issued an aggregate 400,000 post-split shares of restricted $0.001 par value common stock to William Joubert and Terry Neild in payment of commissions and placement fees for reimbursement of out-of-pocket expenses relating to the placement of both the $1,000,000 and $290,000 issuances of the Company's common stock. These transactions were valued at $0.44 per share, which was equivalent to the cash price of the 666,665 shares issued on the same date. These costs were charged against additional paid-in capital as a cost of obtaining capital. AII relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

On January 1, 2001, concurrently with the execution of a $50,000 note payable of the same date, AII issued 250,000 post-split shares of restricted common stock to Eleanor Garrett as prepayment of interest on the note. The note contains no language relating to an interest rate other than the issuance of the 250,000 shares. Due to the Company's financial condition at the note date, AII utilized an imputed "high risk" interest rate of 15.0% for valuation purposes of the 250,000 shares issued. Accordingly, this transaction was valued at approximately $31,250 and is being amortized against operations, using the straight-line method, over the respective repayment term of the note. AII relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

On January 31, 2001, AII issued an aggregate 1,095,000 post-split shares of restricted common stock to various furloughed employees consisting of James Robertson, Valerie Cardona, Yahaira Cruz, David Wirth, Elizabeth Vissar, Gina Cassidy, Ursula Olivaras, Marco Tapia, Elizabeth Card, Jaime Hammel, Michael Cardona, Ziaorong Hortch, Ivette Moray, Thomas Pfeffer and Selma Ahmad, concurrently with the termination of their employment as performance bonuses. These transactions were valued at $0.06 per share, or approximately $65,700, which approximates the estimated fair value of AII common stock, which was unpriced and unlisted as of the transaction date. Subsequent to March 31, 2001, AII began entering into various security transactions for cash at $0.06 per share. Valerie Cardona is the mother of Charles and John Cardona. Michael

Cardona is the brother of Charles and John Cardona. AII relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

On March 31, 2001, AII issued an aggregate 500,000 post-split shares of restricted common stock to Charles Cardona and John Cardona in satisfaction of signing bonus commitments specified in separate employment agreements executed on January 29, 2001 and February 9, 2001, respectively. These transactions were valued at $0.06 per share, or approximately $30,000, which approximates the estimated fair value of the Company's common stock, which was unpriced and unlisted as of the transaction date. Subsequent to March 31, 2001, AII began entering into various security transactions for cash at $0.06 per share. AII relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

On March 31, 2001, AII issued an aggregate 107,000 post-split shares of restricted common stock to Charles Blanchfield, Thomas Kober, Robert King, Warren Hamburger and Theresa Kober for providing tax and accounting services to the Company. These transactions were valued at $0.06 per share, or approximately $6,420, which approximates both the estimated fair value of AII common stock, which was unpriced and unlisted as of the transaction date, and the value of the services provided by the unrelated parties to AII. Subsequent to March 31, 2001, AII began entering into various security transactions for cash at $0.06 per share. AII relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

On August 10, 2001, all of the above transactions involving AII common stock were converted to restricted common stock at a rate of approximately 0.642 for 1 in the business combination transaction between Executive Help Services, Inc. and AdZone Interactive, Inc. Accordingly, 28,018,665 shares of AdZone Interactive, Inc. common stock were converted into 18,000,022 shares of AdZone Research, Inc. (formerly Executive Help Services, Inc.) common stock. AII relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

AdZone Research, Inc. (formerly Executive Help Services,  Inc.) - pre August 10,
--------------------------------------------------------------------------------
2001
----

On December 8, 1998, the Company amended its Certificate of Incorporation to change the par value of its common stock from $0.00001 per share to $0.001 per share.

On June 15, 1999, the Company's Board of Directors approved a 45 for 1 forward stock split of the issued and outstanding shares of common stock, which caused the issued and outstanding shares to increase from 99,000 to 4,455,000.

On July 6, 2000, the Company's Board of Directors approved a 1.2 for 1 forward stock split on the issued and outstanding shares of common stock, which caused the issued and outstanding shares to increase from 4,455,000 to 5,346,000.

On January 16, 2001, the Company's Board of Directors issued 4,500,000 shares of restricted common stock to officers, directors and key employees as an incentive to retain their services. These shares were issued on January 23, 2001. The entities or individuals receiving these shares are as follows: Certum Limited, 3,000,000 shares; Russell Stover Ivy, 1,000,000 shares; and Paris House Limited, 500,000 shares. On May 8, 2001, all of these shares were returned to the Company for no consideration and were given no economic consideration in the pre-acquisition financial statements for the year ended March 31, 2001.

AdZone Research, Inc. (formerly Executive Help Services, Inc.) - post August 10,
--------------------------------------------------------------------------------
2001
----

On August 10, 2001, the Company executed an Agreement and Plan of Share Exchange with AdZone Interactive, Inc. ("AII") whereby the Company exchanged 18,000,022 shares of restricted common stock for 100% of the issued and outstanding common stock of AII and effected a merger of the two entities with the Company as the surviving entity. Concurrently with this transaction, the Company changed its corporate name to AdZone Research, Inc.

Between April 1, 2001 and August 10, 2001, AdZone received approximately $21,600 in cash proceeds from the sale of restricted common stock of Executive Help Services, Inc. to be issued concurrent with the business combination date at a rate of $0.06 per share. On August 10, 2001, approximately 360,000 shares of common stock were issued by the Company to Barbara Welker, Charles Blanchfield, Marilyn Hyman, Joe Mortimer, Thomas Clemens and Suzanne Tryphonos. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

In August 2001, the Company issued 100,000 shares of restricted common stock to Seth Blumenthal for $7,000 cash. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

In August 2001, the Company issued 100,000 shares of restricted common stock to Suzanne Tryphonos for $100 cash. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

In September 2001, the Company issued 500,000 shares of restricted common stock to Competitive Media Reporting, LLC in settlement of a breach of contract and non-competition agreement brought by Competitive Media Reporting, LLC against John Cardona and AII. This transaction was valued at approximately $20,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the settlement transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

In October 2001, the Company sold an aggregate 541,110 shares of restricted common stock to Gerard Stankewicz, Barbara Welker, Marcia Strada, Colleen Strada, Kenneth Ullman, R. Ullman and Thomas Clemens for aggregate proceeds of approximately $25,800. The selling price of the respective shares was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

In December 2001, the Company sold 16,667 shares of restricted common stock to Gerard Stankewicz for approximately $2,000 cash. The selling price of the respective shares was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. Accordingly, the Company recognized a non-cash charge to operations of approximately $500 for the difference between the "fair value" of the securities sold and the cash proceeds received. The Company relied upon
Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

On December 13, 2001, pursuant to a Form S-8 Registration Statement under The Securities Act of 1933, the Company issued an aggregate 420,000 shares of common stock to Charles Blanchfield, Thomas Kober, Robert King and Theresa Kober for providing legal and accounting services to the Company. These transactions were valued at approximately $30,000, which was in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction.

In January 2002, the Company sold 85,000 shares of restricted common stock to Ruth Makofske for approximately $5,000 cash. The selling price of the shares was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

Between November 2001 and March 2002, the Company issued an aggregate 850,000 shares of restricted common stock to six different individuals: Seth Blumenthal, Warren Hamburger, Jeff Halbert, Terry Neild and Warren Katz, three of whom were existing shareholders, for various consulting services, legal fees, general operating expenses paid on behalf of the Company and office rent late payment fees valued at approximately $53,950. For the issuance of 825,000 of the shares, the issue price of the respective shares was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic

Bulletin Board on the date of each respective transaction. In one instance, the issue price of 25,000 shares was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. Accordingly, the Company recognized a non-cash charge to operations of approximately $250 for the difference between the "fair value" of the securities sold and the cash proceeds received. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

On January 28, 2002, the Company registered 538,665 shares of common stock on a Form S-8 Registration Statement under The Securities Act of 1933 pursuant to a Consulting Agreement with Communique Media Services International, Inc. and/or Leonard Braumberger, of Blaine Washington, an unrelated entity, to provide web development services and maintain the Company's corporate internet web site for a fee of $8,000 per month payable in the shares registered in the Form S-8 filing. Through June 6, 2002, the Company had issued an aggregate 346,665 of such shares. Each monthly issuance is charged to operations as consulting fees.

On February 21, 2002, the Company registered 303,000 shares of common stock on a Form S-8 Registration Statement under The Securities Act of 1933 pursuant to a Consulting Agreement with International Standard Consulting Corporation and/or Dave Grandy, of Vancouver, British Columbia, Canada, an unrelated entity, to provide strategic business and technology development consulting services for a fee of $4,500 per month payable in the shares registered in the Form S-8 filing. Through June 6, 2002, the Company had issued an aggregate of 153,000 of such shares. Each monthly issuance is charged to operations as consulting fees.

On May 1, 2002, the Company issued 10,000 shares of restricted common stock to John Conley for advisory services and membership on the Company's corporate advisory board. These shares were valued at $500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In May 2002, the Company issued an aggregate 1,500,000 shares of restricted common stock to Charles Cardona, the Company's Chief Executive Officer, in lieu of cash compensation. These shares were valued at $45,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

In May 2002, the Company issued an aggregate 1,500,000 shares of restricted common stock to John Cardona, the Company's President, in lieu of cash compensation. These shares were valued at $45,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

In May 2002, the Company issued an aggregate 1,500,000 shares of restricted common stock to Valerie Cardona, mother of Charles and John Cardona, in lieu of cash compensation for clerical services. These shares were valued at $4,500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.


Item 6 - Management's Discussion and Analysis or Plan of Operation

General
-------

On August 10, 2001, the Company completed an Agreement and Plan of Share Exchange with AdZone Interactive, Inc. ("AII") whereby the Company exchanged 18,000,022 shares of its restricted common stock for 100% of the issued and outstanding common stock of AII and effected a merger of the two entities with the Company as the surviving entity. Concurrently with the merger, the Company changed its corporate name to AdZone Research, Inc.

For accounting purposes, the acquisition of AII on August 10, 2001 by the Company effected a change in control and was accounted for as a" reverse acquisition" whereby AII was the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to August 10, 2001, the financial statements of the Company reflect the historical financial statements of AII from its inception on February 28, 2000 and the operations of the Company after the August 10, 2001 merger date.

The Company follows the accrual basis of accounting in accordance with U.S. generally accepted accounting principles. AII had originally elected a fiscal year-end of December 31. Concurrently with the August 10, 2001 business combination, the Company's Board of Directors changed the Company's fiscal year-end to March 31. The accompanying financial statements reflect the Company's fiscal year-end of March 31 as of the first day of the first period presented.

The Company's business plan has not been fully implemented and, accordingly, the Company has not fully commenced operations. The Company has had no substantial operations or assets since inception and is considered to be in the development stage.

Fiscal Year ended March 31, 2002 compared to March 31, 2001
-----------------------------------------------------------

Due to a lack of working capital, the Company suspended virtually all activities during Fiscal 2002. The sole revenues of the Company were derived from providing the services of one of its employees to Owl Data, Inc., an entity owned by the Company's Chief Executive Officer, Charles Cardona, at a cost equal to the employee's salary and all related payroll taxes. This transaction generated total revenues of approximately $2,900.

The Company incurred system production and maintenance expenses of approximately $71,000, including depreciation of approximately $14,000, as compared to approximately $679,000 for the same period of the prior fiscal year.

The Company incurred operating expenses of approximately $201,000, exclusive of officer's compensation, for fiscal 2002, as compared to approximately $771,000 for the same period of the prior fiscal year. The Company experienced shifts in categorical expenses including a decrease in selling and marketing expenses by approximately $570,000, a decrease in consulting and professional fees of approximately $29,000, and an increase in other general and administrative costs of approximately $32,000.

For the fiscal year ended March 31, 2002, the Company incurred a net loss of approximately $(612,000) as compared to a net loss of approximately $(1,460,000) for the fiscal year ended March 31, 2001. Based on the weighted-average number of shares of common stock issued and outstanding at March 31, 2002 and 2001, respectively, the Company incurred a net loss per share of approximately $(0.02) and $(0.06).

For the fiscal year ended March 31, 2002 the Company accrued approximately $311,000 in compensation expense relating to employment contracts it had entered into with its Chief Executive Officer, Charles Cardona, and its former President, John Cardona.

Fiscal Year ended March 31, 2001 compared to March 31, 2000
-----------------------------------------------------------

The Company was incorporated in February 2000 and elected a fiscal year-end of March 31. Accordingly, there were no significant assets, liabilities or operating activities during the initial period following formation. The Company's first full period of operating activity began with the fiscal year starting April 1, 2000.

During fiscal 2001, the Company commenced the implementation of its extraction of various data elements through the monitoring and review of internet websites developed and maintained by independent third parties worldwide. During the initial testing and refinement phase, the Company generated revenues of approximately $81,000.

During the initial operating phase of the Company, the Company incurred system production and maintenance expenses of approximately $679,000, including depreciation of approximately $13,000. Approximately $507,000 of these expenses were for personnel, payroll and related expenses with the remaining approximate $159,000 relating to occupancy and other general expenditures.

The Company maintained a sales and marketing office in the Empire State Building in New York City. This office was abandoned prior to March 31, 2001. During this period, the Company incurred sales and marketing expenses of approximately $614,000, of which approximately $326,000 was for personnel, payroll and related expenses with the remaining approximate $288,000 relating to occupancy and other general expenditures.

During the fiscal year ended March 31, 2001, the Company expended approximately $148,000 on various legal, accounting, consulting and other professional fees related to the formation of the Company and locating the appropriate vehicle to facilitate the Company's reverse acquisition transaction which was consummated on August 10, 2001.

For the fiscal year ended March 31, 2001 the Company accrued approximately $78,000 in compensation expense relating to employment contracts it had entered into with its Chief Executive Officer, Charles Cardona, and its former President, John Cardona.

Liquidity
---------

The Company has attempted to maintain a cash balance sufficient to sustain corporate operations until such time as management can raise the funding necessary to advance its business plan.

The initial capitalization of the Company through the sale of equity securities has allowed the Company to maintain a positive cash position. The Company has no cash on hand at March 31, 2002 as compared to approximately $4,000 as of March 31, 2001.

Liquidity during Fiscal 2001 and 2002 was provided principally through the unregistered sales of equity securities. Total proceeds from these sales were approximately $40,000 during Fiscal 2002 and approximately $890,000 during Fiscal 2001.

Additional funding from either the sale of equity securities or advances from shareholders will be necessary to support future maintenance of the corporate entity and development of the Company's business plan.

Due to the Company's lack of working capital, it has no definitive capital requirements for future periods. However, the infusion of additional capital and/or increased immediate demands for the Company's services will certainly require additional investment in computer hardware to handle the processing load required by the Company's customers. The ultimate amount and timing of this potential investment is unknown at this time.

Plan of Operation
-----------------

The Company has initially identified three key potential markets for the Company's products: businesses engaged in advertising research; agencies of the federal and of state governments and world health organizations; and the defense and security industries. The Company's operations will continue to focus on mining of data and other information through the monitoring of internet websites developed and maintained by independent third parties worldwide. Additionally, if the Company is able to obtain one or more contracts with governmental agencies or other organizations to provide internet monitoring for possible terrorist, cybercrime and/or bioterrorist activities, management intends to use its proprietary software in accordance with the requirements of such respective contracts.

In June 2002, the Company concluded a Systems Integrator Agreement with the Raytheon Company under which Raytheon agreed to use its efforts to obtain systems integrator agreements with smaller technology firms to provide software tools developed by the Company that would enhance the data analysis capabilities of Raytheon's software or that would more effectively gather data for analysis by Raytheon and any of its systems integrator partners. Raytheon's intent is to demonstrate the Company's incremental technologies in conjunction with its own technologies to its prospective governmental customers.

The Company will face considerable risks in each of its future business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated website decoding, difficulty in completing key business acquisitions, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. The Company is currently dependent upon either funds advanced or loaned by the Company's directors and officers or the sale of equity securities. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds for the Company and do not have any legal requirement to do so.

If the Company continues to experience restricted cash flow, it will be unable to complete its business plan, and will, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months or until such time as necessary funds can be raised in the equity securities market.


Item 7 - Index to Financial Statements

The required accompanying financial statements begin on page F-1 of this document.


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None


PART III

Item 9 - Officers and Directors

The directors and executive officers serving the Company are as follows:

      Name             Position Held and Tenure     Date First Elected/Appointed
      ----             ------------------------     ----------------------------

Charles Cardona       Chairman of the Board and              August 2001
                       Chief Executive Officer

Daniel Wasserman      Executive Vice President              January 2002

John Cardona                  Director                       August 2001

Warren Hamburger              Director                       August 2001

Russell Ivy                   Director                      January 2001

The  directors  named  above will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. Charles Cardona has entered into an employment agreement with the Company that terminates on August 31, 2004, and Daniel Wasserman has entered into an employment agreement that terminates on March 3, 2003. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

Biographical Information

Charles Cardona
---------------

Charles Cardona, age 38, has served as the Company's President and Chairman of the Board since the Company's merger with AdZone Interactive, Inc. in August 2001. From February 2000 to August 2001, Mr. Cardona was President and Chief Executive Officer of AdZone Interactive, Inc., with which the Company merged in August 2001. From 1992 to February 2000, Mr. Cardona was the President of Owl Data Systems, Inc., a software development company owned by Mr. Cardona.

John Cardona
------------

John Cardona, age 35, is consultant to the Company serving as its Homeland Security Defense Advisor with responsibility for long-term corporate planning and global and operational strategies. Mr. Cardona is also serving as a consultant to Competitrack, a market research company. From August 2001 until his resignation in June 2002, Mr. Cardona served as President of the Company. Mr. Cardona has also served the Company as a Director from August 2001 to the present time. From 1990 through August 2001, Mr. Cardona was a director of sales for Competitive Media Reporting, an advertising research firm. Mr. Cardona received a Bachelor of Arts Degree from New York Institute of Technology, Long Island, New York.

Daniel Wasserman
----------------

Daniel Wasserman, age 52, was appointed Executive Vice President and Managing Director of the Company's Global Defense Group in January 2002. From July 2001 to December 2001, Mr. Wasserman was Vice President- Commercial Sales of Reliable Integration Services, a systems integration company. From November 2000 until June 2001, he was Vice President of Sales of zGraffitti, a desktop advertising firm. Mr. Wasserman served as Vice President of Sales/Advertising for Conducent, Inc., a desktop advertising firm, from March 1999 through November 2000. Beginning in 1995 through February 1999, Mr. Wasserman was a consultant to various companies specializing in technology marketing, including Lucent Technologies and Sympatico, which subsequently became the largest internet service provider in Canada. Mr. Wasserman received a Bachelor of Science degree in biology in 1972 from the University of Toronto and an MBA degree in marketing from The Schulich School of Business of York University, Toronto, Canada, in 1978.

Warren Hamburger
----------------

Warren Hamburger, age 49, has been a director of the Company from August 2001 to the present. He has been a practicing attorney for 21 years during which he has operated his own firm as a sole practitioner. Mr. Hamburger received a Juris Doctor degree from New England School of Law, Boston Massachusetts, and a Bachelor of Science degree in business administration from Duquesne University, Pittsburgh, Pennsylvania.

Russell Stover Ivy
------------------

Russell Stover Ivy, age 36, is a Director of the Company and was President of the Company from January 2001 until the merger of the Company with AII in August 2001. Mr. Ivy has been a consultant to small and medium sized companies for over 20 years. He has been involved in the start-up, design and implementation of numerous business ranging from small financial services corporations to publicly traded telecommunications companies. In 1998, Mr. Ivy was a consultant to IWL

Communications, which merged with CapRoc Communications, which was later purchased by McCleod Communications. In 1999 and 2000, Mr. Ivy was a consultant to First Financial Group of America, where he served as Director of Operations. Mr. Ivy continues to consult for companies regarding their operational activities and goals. Mr. Ivy received a Bachelor's degree in international economics from Texas Tech University in 1991.


Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Charles Cardona, the Company's Chief Executive Officer and Director, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, Mr. Cardona's Form 3 would have reflected 9,546,422 shares currently held by him and 12,849 shares and 198,483 shares owned by Michael Cardona, Mr. Cardona's brother and Valerie Cardona, Mr. Cardona's mother, respectively. Mr. Cardona has not at any time previously sold any securities of the Company owned by him.

John Cardona, the Company's former President and a Director of the Company, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, Mr. Cardona's Form 3 would have reflected 5,591,849 shares currently held by him and 12,849 shares and 198,483 shares owned by Michael Cardona, Mr. Cardona's brother and Valerie Cardona, Mr. Cardona's mother, respectively. Mr. Cardona has not at any time previously sold any securities of the Company owned by him.

Daniel Wasserman, the Company's Executive Vice President, has not filed a Form 3
- Initial  Statement  of  Beneficial  Ownership  of  Securities,  as required by
Section 16(a). If filed, Mr. Wasserman's Form 3 would have reflected 550,000 shares currently held by him. Mr. Wasserman has not at any time previously sold any securities of the Company owned by him.

Warren Hamburger, a Director of the Company, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, Mr. Hamburger's Form 3 would have reflected 165,000 shares currently held by him. Mr. Hamburger has not at any time previously sold any securities of the Company owned by him.

To the Company's knowledge, Terry Neild, and/or various individuals or entities owned by, controlled by, managed or affiliated with Mr. Neild, a Company director at the time the shares were acquired, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, these Form 3 filings would have reflected an aggregate 3,987,931 shares currently held by these affiliated persons or entities.


Item 10 - Executive Compensation

In August 2001, the Company entered into an employment agreement with Mr. Charles Cardona, which superseeded a prior agreement, under which Mr. Cardona will serve as the Company's Chief Executive Officer through August 31, 2004. Under his agreement, Mr. Cardona was/is entitled to base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, Mr. Cardona may be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year. Mr. Cardona may also receive a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company reaches annual profitability. Under his employment agreement, Mr. Cardona will also receive 10% of sales revenues generated through his efforts. Additional bonuses are payable as follows: (i) 0.5% of prior year's revenues; (ii) 3.5% of prior year's profits; (iii) 3.75% of the first $3 million in growth in market capitalization during any year; and
(iv) 1.75% of any growth in market capitalization over $3 million during any year. Mr. Cardona was also granted an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for 5 years after the date of grant. In the event Mr. Cardona's employment is involuntarily terminated, he will be entitled to receive an amount equal to three times his annual salary in effect during the year in which such termination occurred.

In August 2001, the Company entered into an employment agreement with Mr. John Cardona under which, which superseeded a prior agreement, Mr. Cardona agreed to serve as the Company's President through August 31, 2004. Under his agreement, the Company agreed to pay Mr. Cardona base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, the agreement provided that Mr. Cardona could be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year. Mr. Cardona was also entitled to a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company achieved annual profitability. Under his agreement, Mr. Cardona was also entitled to receive 10% of sales revenues generated through his efforts. Additional bonuses were payable as follows: (i) 0.5% of prior year's revenues;
(ii) 3.5% of prior year's profits; (iii) 3.75% of the first $3 million in growth in market capitalization during a previous year; and (iv) 1.75% of any growth in market capitalization over $3 million during a previous year. Mr. Cardona was also granted an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for 5 years after the date of grant. Mr. Cardona terminated his employment with the Company in June 2002 but has remained as a consultant to the Company.

In March 2002, the Company entered into an employment agreement with Daniel Wasserman to serve as its Executive Vice President and Managing Director of Global Defense Group for a 12-month period. Under his agreement, Mr. Wasserman received 50,000 shares of stock as an incentive to execute such agreement and will receive an additional 50,000 shares for each month of his employment until he receives a cash salary in accordance with his agreement. If the Company's annual revenues reach $1 million or more or it receives funding of at least $1 million, Mr. Wasserman will receive a cash salary at the annual rate of $175,000 plus an expense allowance of $2,000 per month. If through Mr. Wasserman's efforts the Company realizes revenues of at least $3 million, Mr. Wasserman will receive a bonus of 300,000 shares of the Company's common stock and such additional stock and/or options as may be determined at such time by the Board of Directors. Mr. Wasserman is entitled to receive 1% of the value of any contract the Company receives through Mr. Wasserman's efforts and a commission of 10% of any investment capital received by the Company through his efforts.

The following Summary Compensation Table sets forth all cash and non-cash compensation paid or accrued for services rendered in all capacities to the named Executive Officers for the fiscal years ended March 31, 2002, 2001 and 2000:

                           SUMMARY COMPENSATION TABLE


                                                                     Securities
                                                                     Underlying
Name/Title                           Year            Salary         Options/SARs
----------                           ----            ------         ------------
Charles Cardona                      2002           $153,525          1,000,000
    Chief Executive Officer          2001           $25,941              -0-
                                     2000             $-0-               -0-

John Cardona                         2002           $157,408          1,000,000
    President                        2001           $22,058              -0-
                                     2000            $6,667              -0-


In May 2002, the Company issued 1,500,000 shares of its Common Stock to each of Mr. Charles Cardona, the Company's Chairman of the Board and Chief Executive Officer, and to Mr. John Cardona, the Company's President until his resignation in June 2002, and a Director of the Company. Such shares were issued in lieu of $45,000 of cash compensation to which each of such persons was entitled under his respective employment agreement.

From the date of his  employment  with the Company on March 1, 2002 through July
1, 2002, Mr. Daniel Wasserman, the Company's Executive Vice President and Managing Director of Global Defense Group, has received 350,000 shares of the Company's common stock in lieu of cash compensation pursuant to the terms of his employment agreement.

Director Compensation
---------------------

The Company does not currently pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company does not pay the expenses of all of its directors in attending board meetings. Further, none of the Management Advisory Board members receive any compensation for their services.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                            Number of Securities        Percent of Total
                                Underlying           Options/SAR's Granted
                           Options/SAR's Granted     to Employees In Fiscal   Exercise of Base Price
Name                                                          Year                    ($/Sh)            Expiration Date
------------------------------------------------------------------------------------------------------------------------
Charles Cardona                  1,000,000                   50.00%                    $0.10                8/28/06
John Cardona                     1,000,000                   50.00%                    $0.10                8/28/06


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                        Number of Unexercised
                                                                        Securities Underlying      Value of Unexercised
                                                                        Options/SARs At FY-End         In-The-Money
                          Shares Acquired On                          Exercisable/Unexercisable         Option/SARs
          Name                 Exercise           Value Realized                                         At FY-End
                                                                                                   Exercisable/Unexercis
                                                                                                           able
------------------------------------------------------------------------------------------------------------------------
Charles Cardona                   -0-                   $0                    1,000,000                     $0
John Cardona                      -0-                   $0                    1,000,000                     $0

Stock Compensation to Third Party Consultants
---------------------------------------------

In October 2001, the Company entered into a consulting agreement with Theresa A. Kober pursuant to which Ms. Kober agreed to engage in negotiations on behalf of the Company with the federal government or an agency thereof for purchase of the Company's products, to provide marketing and bid process support, and to consult with the Company on the proper procedures for billing and for receiving payment from the federal government. Ms. Kober agreed to provide not less than 180 hours of services within the 12-month period after the commencement of the contract. As compensation, the Company agreed to issue to Ms. Kober 300,000 shares of its common stock and to cause such common stock to be registered with the Securities and Exchange Commission through the filing of an S-8 Registration Statement.

In November 2001, the Company entered into a consulting agreement with Blanchfield, King, Kober & Company, P.C. ("BKK") for the period commencing November 1, 2001 through December 31, 2002 pursuant to which various principals of BKK would provide accounting, tax and financial reporting services to the Company. The Company agreed to pay BKK $18,000 for such services. Of such amount, $6,000 is required to be paid in twelve (12) installments of $500.00 each and $12,000 is payable through the issuance of 120,000 shares of common stock of the Company, valued at $0.10 per share, to three principals of BKK. The Company also agreed to cause such stock to be registered with the Securities and Exchange Commission on Form S-8.

In January 2002, the Company entered into a one-year consulting agreement with Communique Media Services International, Inc. ("CMS") pursuant to which CMS agreed to plan, design and develop the contents and programming of the Company's website and to provide ongoing support of materials and postings for the Company's website. As compensation, the Company agreed to pay a principal of CMS a fee of $8,000 per month payable in common stock of the Company in accordance with the following schedule: 80,000 shares in the first month of the contract valued at $0.10 per share; 53,333 shares per month in months 2 through 6 of the contract valued at $0.15 per share; and 32,000 shares per month in months 7 through 12 of the contract valued at $0.25 per share. The Company also agreed to cause the stock to be issued under the consulting agreement to be registered with the Securities and Exchange Commission on Form S-8.

In February 2002, the Company entered into a consulting agreement for a period of one year with International Standard Consulting Corporation ("ISCC") pursuant to which ISCC agreed to use best efforts to identify to the Company prospective strategic partners for business and technology development. As compensation, the Company agreed to pay a principal of ISCC a monthly consulting fee of $4,500 in common stock of the Company. Such fee is payable as follows: 45,000 shares in the first month of the contract valued at $0.10 per share; 30,000 shares per month in months 2 through 6 of the contract valued at $0.15 per share; and 18,000 shares per month in months 7 through 12 of the contract valued at $0.25 per share. The Company also agreed to cause the stock to be issued under the consulting agreement to be registered with the Securities and Exchange Commission on Form S-8.

In April 2002, the Company entered into a one-year consulting agreement with NuQuest Consulting, Inc. pursuant to which NuQuest agreed to consult with and assist the Company with respect to the Company's business plan, its financial statements and other materials prepared for the purpose of obtaining equity financing, engaging in a public offering, and/or relating to the trading of the Company's common stock in the public markets. NuQuest also agreed to use reasonable efforts to seek and identify potential investors for the Company, to assist the Company in the consummation of any proposed financing, and to provide the Company with written reports of the status of its efforts on behalf of the Company. As compensation for its services, the Company agreed to issue to NuQuest warrants to purchase 900,000 shares of common stock, on a fully diluted basis. The warrants are exercisable at $0.15 per share, and the Company has agreed to file an S-8 Registration Statement with the Securities and Exchange Commission to register the shares underlying the warrants. In addition, the Company agreed to pay NuQuest cash compensation of $33,000 payable in monthly installments over the term of the contract.


Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of the date of this Report the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                                  % of Class
Name and address                     Number of Shares         Beneficially Owned
----------------                     ----------------         ------------------

Charles Cardona                       10,546,422 (1)                 34.1%
211 Roanoke Avenue
Riverhead NY 11901

John Cardona                           6,691,819 (2)                 21.6%
211 Roanoke Avenue
Riverhead NY 11901

Terry Neild                            3,987,931 (3)                 13.3%
8930 Raintree Drive, Suite 100
Scottsdale AZ 85260

Daniel Wasserman                         550,000                      1.8%
211 Roanoke Avenue
Riverhead, NY 11901

Warren Hamburger                         165,000                      0.5%
42 Fire Island Ave.
Babylon, NY 11702

Russell Ivy                                -0-                        0.0%
211 West Sealy Street
Alvin, TX 77511


All Executive Officers and
Directors of the Company as
a Group (5 persons)                   17,953,241                    50.04%

(1) Includes 1,000,000 shares that may be acquired upon exercise of stock options granted to Mr. Cardona at an exercise price of $0.10 per share. Excludes 5,691,819 shares owned by John Cardona, Mr. Cardona's brother; 12,849 shares owned by Michael Cardona, Mr. Cardona's brother; and 198,183 shares owned by Valerie Cardona, Mr. Cardona's mother, with respect to all of which Mr. Cardona disclaims beneficial ownership.

(2) Includes 1,000,000 shares that may be acquired upon exercise of stock options granted to Mr. Cardona at an exercise price of $0.10 per share. Excludes 9,546,422 shares owned by Charles Cardona, Mr. Cardona's brother; 12,849 shares owned by Michael Cardona, Mr. Cardona's brother; and 198,183 shares owned by Valerie Cardona, Mr. Cardona's mother, with respect to all of which Mr. Cardona disclaims beneficial ownership.

(3) Includes shares beneficially owned by Terry Neild and other affiliated individuals and/or entities using the mailing address of Terry Neild. The individual record owners of these shares are as follows: Terry Neild (558,690 shares); The Regency Group Limited (1,846,984 shares); Investment Capital Corporation (803,665 shares); FutureCars, Inc. (107,072 shares); Tervic, Inc. (96,365 shares); Raintree Real Properties (64,243 shares); The Neild Family Limited Liability Partnership (50,000 shares); Jeff Halbert (200,000 shares); Roberto Filice (128,486 shares); Victoria Neild (80,304 shares); Bobby Perry (32,122 shares); and Pamela Michie (20,000 shares).


Item 12 - Certain Relationships and Related Transactions

John Cardona and Charles Cardona have made advances to the Company for operating and other expenses from time to time. As of March 31, 2002, approximately $14,694 of such advances remained outstanding. Such loans bear interest at a rate of 10% per annum and are repayable in aggregate monthly installments of $370.00. Due to the nature of this debt and the Company's irregular payment history, such advances have been classified as "current" in the Company's audited financial statements included with this Form 10-KSB.


Item 13 - Exhibits and Reports on Form 8-K

Exhibit           2.1      Plan of Acquisition, Reorganization or Liquidation *

                  3.1      Certificate of Incorporation **

                  3.2      By-Laws **

                  10.1 Consulting Agreement dated as of October 26, 2001 with Theresa A. Kober ***

                  10.2 Consulting Agreement dated as of November 2, 2001 with Blanchfield, King, Kober & Company, P.C. +

                  10.3 Consulting Agreement dated as of January 1, 2002 with Communique Media Services, Inc. ++

                  10.4 Consulting Agreement dated as of February 5, 2002 with International Standard
                                    Consulting Corporation +++

                  10.5 Employment Agreement dated August 29, 2001 with Charles Cardona

                  10.6 Employment Agreement dated as of August 29, 2001 with John Cardona

                  10.7 Employment Agreement dated as of March 1, 2002 with Daniel Wasserman

                  10.8 Consulting Agreement dated as of April 2002 with NuQuest Consulting, Inc.

                  10.9 Systems Integration Agreement dated as of June 21, 2002 with Raytheon Company

                  10.10 Financial Services Agreement with First American Financial Group dated June 20, 2002

                  10.11 Term Sheet between the Company and First American Financial Group dated June 19, 2002 relating to private placement of convertible preferred stock

                  10.12 Term Sheet between the Company and First American Financial Group dated June 19, 2002 relating to Bridge loan

                  23.1     Consent of Independent Public Accountant

Reports on Form 8-K:
         None


* Incorporated by reference to Exhibit 2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2001.

** Incorporated by reference to the same exhibit number in the Registrant's Form 10SB12G filed with the Securities and Exchange Commission on December 30, 1999.

*** Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 13, 2001.

+ Incorporated by reference to Exhibit 10.2 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 13, 2001.


++ Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on January 28, 2002.

+++ Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on February 21, 2002.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                           AdZone Research, Inc.

Dated: July 12, 2002                           By:    /S/  CHARLES CARDONA
                                                  ------------------------------
                                                                Charles Cardona,
                                                     Chief Executive Officer and
                                                        Chief Accounting Officer



In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Dated: July 12, 2002                           By:    /S/ CHARLES CARDONA
                                                  ------------------------------
                                                                Charles Cardona,
                                                           Chairman of the Board


Dated: July 12, 2002                           By:    /S/ JOHN CARDONA
                                                  ------------------------------
                                                                   John Cardona,
                                                                        Director


Dated: July 12, 2002                           By:    /S/ WARREN HAMBURGER
                                                  -----------------------------
                                                               Warren Hamburger,
                                                                        Director


Dated: July 12, 2002                           By:
                                                  ------------------------------
                                                                    Russell Ivy,
                                                                        Director

                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

                                    CONTENTS



                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
     as of March 31, 2002 and 2001                                           F-3

   Statements of Operations and Comprehensive Income
     for the year ended March 31, 2001 (pre-acquisition),
     for the years ended March 31, 2002 and 2001 (post-acquisition) and for the period from February 28, 2000 (date of inception)
       through March 31, 2002                                                F-4

   Statement of Changes in Shareholders' Equity
     for the year ended March 31, 2001 (pre-acquisition),
     for the years ended March 31, 2002 and 2001 (post-acquisition) and for the period from February 28, 2000 (date of inception)
       through March 31, 2002                                                F-5

   Statements of Cash Flows
     for the year ended March 31, 2001 (pre-acquisition),
     for the years ended March 31, 2002 and 2001 (post-acquisition) and for the period from February 28, 2000 (date of inception)
       through March 31, 2002                                                F-6

   Notes to Financial Statements                                             F-7

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
AdZone Research, Inc.

We have audited the accompanying balance sheets of AdZone Research, Inc. (formerly Executive Help Services, Inc.) (a Delaware corporation and a development stage company) as of March 31, 2002 and 2001 (post- acquisition) and March 31, 2001 (pre-acquisition) and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the years ended March 31, 2002 and 2001 (post- acquisition), the year ended March 31, 2001 (pre-acquisition) and for the period from February 28, 2000 (date of inception) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdZone Research, Inc. (formerly Executive Help Services, Inc.) as of March 31, 2002 and 2001 (post- acquisition) and March 31, 2001 (pre-acquisition) and the results of operations and cash flows for the years ended March 31, 2002 and 2001 (post-acquisition), the year ended March 31, 2001 (pre-acquisition) and for the period from February 28, 2000 (date of inception) through March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company is in the development stage, has focused principally on the development of its proprietary software and has not focused efforts towards developing a mature revenue base. Accordingly, the Company is dependent on short-term loans from shareholders, officers and affiliates and/or additional private placements of equity securities to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note B. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                            S. W. HATFIELD, CPA
Dallas, Texas
June 20, 2002



                      Use our past to assist your future sm
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com


                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)
                                 BALANCE SHEETS
                             March 31, 2001 and 2000


                                                          (post-acquisition)    (post-acquisition)    (pre-acquisition)
                                                               March 31,             March 31,             March 31,
                                                                 2002                  2001                  2001
                                                          ------------------    ------------------    ------------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                               $             --             $     3,999    $               43
   Prepaid expenses and other                                         22,175                65,928                  --
                                                          ------------------    ------------------    ------------------
     Total current assets                                             22,175                69,927                    43
                                                          ------------------    ------------------    ------------------

Property and Equipment - at cost                                      60,252                60,252                  --
   Accumulated depreciation                                          (32,352)              (15,024)                 --
                                                          ------------------    ------------------    ------------------
     Net property and equipment                                       27,920                45,228                  --
                                                          ------------------    ------------------    ------------------

Other Assets
   Security deposits and other                                         2,190                 2,190                  --
                                                          ------------------    ------------------    ------------------

Total Assets                                              $           52,285           $   117,345    $               43
                                                          ==================    ==================    ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Current maturities of Note payable                     $           65,958           $     9,000    $             --
   Accounts payable - trade                                          121,398               101,880                  --
   Accrued interest payable                                            1,078                  --                    --
   Advances from officers                                             14,694                14,811                  --
   Accrued officer compensation                                      358,932                47,999                  --
                                                          ------------------    ------------------    ------------------
     Total current liabilities                                       562,060               173,690                  --
                                                          ------------------    ------------------    ------------------

Long-term Liabilities
   Note payable - long-term portion                                     --                  41,000                  --
                                                          ------------------    ------------------    ------------------

     Total Liabilities                                               562,060               214,690                  --
                                                          ------------------    ------------------    ------------------

Commitments and contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized
     none issued and outstanding                                        --                    --                    --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     26,482,130. 23,346,022 and 5,346,000
     shares issued and outstanding, respectively                      26,482                23,346                 5,346
   Additional paid-in capital                                      1,571,238             1,375,174                 5,844
   Deficit accumulated during the development stage               (2,107,495)           (1,495,865)              (11,147)
                                                          ------------------    ------------------    ------------------

     Total Shareholders' Equity                                     (509,775)              (97,345)                   43
                                                          ------------------    ------------------    ------------------

Total Liabilities and Shareholders' Equity                $           52,285           $   117,345    $               43
                                                          ==================    ==================    ==================

The accompanying notes are an integral part of these financial statements.
                                                                             F-3


                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
             Years ended March 31, 2002 and 2001 (post-acquisition)
                   Year ended March 31, 2001 (pre-acquisition)
    Period from February 28, 2000 (date of inception) through March 31, 2002


                                         (post-acquisition)    (post-acquisition)    (pre-acquisition)        Period from
                                             Year ended            Year ended            Year ended        February 28, 2000
                                               ended                 ended                 ended           (date of inception)
                                             March 31,             March 31,             March 31,               March 31,
                                               2002                  2001                  2001                    2002
                                         ------------------    ------------------    ------------------    ------------------

Revenues                                 $            2,890    $           81,116    $             --      $           84,006
                                         ------------------    ------------------    ------------------    ------------------

Production Expenses
   Salaries, wages and related costs                   --                 507,365                27,661               535,026
   Direct occupancy and
     operating expenses                              57,294               158,960                 2,249               218,503
   Depreciation                                      14,169                12,843                  --                  27,012
                                         ------------------    ------------------    ------------------    ------------------
     Total production expenses                       71,463               679,168                29,910               780,541
                                         ------------------    ------------------    ------------------    ------------------

Gross Profit                                        (68,573)             (598,052)              (29,910)             (696,535)
                                         ------------------    ------------------    ------------------    ------------------

Operating expenses
   Selling and marketing costs
     Salaries, wages and related costs                  361               326,097                  --                 326,458
     Direct occupancy and
       operating expenses                            43,470               288,123                 5,864               337,457
   General and administrative costs
     Officers compensation                          310,933                77,999                  --                 388,932
     Consulting and professional fees               119,009               148,236                  --                 267,245
     Other general and
        administrative costs                         34,152                 1,977                    48                36,177
   Compensation expense related to
     common stock issuances at less
     than "fair value"                                  750                  --                    --                     750
   Depreciation                                       3,140                 6,206                  --                   9,346
                                         ------------------    ------------------    ------------------    ------------------
       Total operating expenses                     511,815               848,638                 5,912             1,366,365
                                         ------------------    ------------------    ------------------    ------------------

Loss from Operations                               (580,388)           (1,446,690)              (35,822)           (2,062,900)

Other Income (Expense)
   Interest and other                                  --                   4,338                  --                   4,338
   Interest expense                                 (11,242)               (1,875)                 --                 (13,117)
   Lawsuit settlement                               (20,000)                 --                    --                 (20,000)
   Loss on disposition of equipment                    --                 (15,816)                 --                 (15,816)
                                         ------------------    ------------------    ------------------    ------------------

Net Loss                                           (611,630)           (1,460,043)              (35,822)           (2,107,495)

Other comprehensive income                             --                    --                    --                    --
                                         ------------------    ------------------    ------------------    ------------------

Comprehensive Income                     $         (611,630)   $       (1,460,043)   $          (35,822)   $       (2,107,495)
                                         ==================    ==================    ==================    ==================


The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)
           STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS - CONTINUED
             Years ended March 31, 2002 and 2001 (post-acquisition)
             Year ended March 31, 2001 (pre-acquisition) Period from
          February 28, 2000 (date of inception) through March 31, 2002


                                      (post-acquisition)    (post-acquisition)    (pre-acquisition)         Period from
                                          Year ended            Year ended            Year ended        February 28, 2000
                                             ended                 ended                 ended          (date of inception)
                                           March 31,             March 31,             March 31,              March 31,
                                             2002                  2001                  2001                   2002
                                      ------------------    ------------------    ------------------    ------------------

Net Loss                              $         (611,630)   $       (1,460,043)   $          (35,822)   $       (2,107,495)

Other comprehensive income                          --                    --                    --                    --
                                      ------------------    ------------------    ------------------    ------------------

Comprehensive Income                  $         (611,630)   $       (1,460,043)   $          (35,822)   $       (2,107,495)
                                      ==================    ==================    ==================    ==================

Net loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss
   - basic and fully diluted          $            (0.02)   $            (0.06)   $            (0.01)   $            (0.09)
                                      ==================    ==================    ==================    ==================

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                    24,479,563            23,346,022             5,346,000            22,958,112
                                      ==================    ==================    ==================    ==================


The accompanying notes are an integral part of these financial statements.
                                                                             F-5




                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  Period from May 31, 1994 (date of inception of Executive Help Services, Inc.)
                    through March 31, 2001 (pre-acquisition)
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                   through March 31, 2002 (post-acquisition)

                                                                                  Deficit
                                                                                accumulated
                                           Common Stock          Additional       in the            Stock
                                  ---------------------------      paid-in      development     subscription
                                     Shares         Amount         capital         stage          receivable       Total
                                  ------------   ------------   ------------    ------------    ------------   ------------
Executive Help Services, Inc. (pre-acquisition)
-----------------------------------------------
Issuance of $0.00001 par
   value common stock
   to founders on May 31, 1994          20,000   $       --     $      2,000    $       --      $       --     $      2,000

Net loss for the period                   --             --             --              (333)           --             (333)
                                  ------------   ------------   ------------    ------------    ------------   ------------

Balances at March 31, 1995              20,000           --            2,000            (333)           --            1,667

Net loss for the year                     --             --             --              (400)           --             (400)
                                  ------------   ------------   ------------    ------------    ------------   ------------

Balances at March 31, 1996              20,000           --            2,000            (733)           --            1,267

Net loss for the year                     --             --             --              (400)           --             (400)
                                  ------------   ------------   ------------    ------------    ------------   ------------

Balances at March 31, 1997              20,000           --            2,000          (1,133)           --              867

Sale of common stock
   subject to a private
   placement memorandum                 79,000              1          7,899            --              --            7,900

Net loss for the year                     --             --             --              (400)           --             (400)
                                  ------------   ------------   ------------    ------------    ------------   ------------

Balances at March 31, 1998              99,000              1          9,899          (1,533)           --            8,367

Effect of change in par value
   from $0.00001 per share
   to $0.001 per share                    --               98            (98)           --              --             --

Net loss for the year                     --             --             --              (415)           --             (415)
                                  ------------   ------------   ------------    ------------    ------------   ------------

Balances at March 31, 1999              99,000             99          9,801          (1,948)           --            7,952

Effect of 45 for 1 stock split       4,356,000          4,356         (4,356)           --              --             --

Effect of 1.2 for 1 stock split        891,000            891           (891)           --              --             --

Net loss for the period                   --             --             --            (7,724)           --           (7,724)
                                  ------------   ------------   ------------    ------------    ------------   ------------

Balances at March 31, 2000           5,346,000   $      5,346   $      4,554    $     (9,672)   $       --     $        228
                                  ============   ============   ============    ============    ============   ============



                                  - Continued -


The accompanying notes are an integral part of these financial statements.
                                                                             F-6


                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
  Period from May 31, 1994 (date of inception of Executive Help Services, Inc.)
                    through March 31, 2001 (pre-acquisition)
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                    through March 31, 2002 (post-acquisition)

                                                                                  Deficit
                                                                                accumulated
                                           Common Stock          Additional       in the            Stock
                                  ---------------------------      paid-in      development     subscription
                                     Shares         Amount         capital         stage         receivable       Total
                                  ------------   ------------   ------------    ------------    ------------   ------------

Executive Help Services, Inc. (pre-acquisition)
-----------------------------------------------

Balances at March 31, 2000           5,346,000   $      5,346         4,554     $     (9,672)   $       --      $        228

Capital contributed to
   support operations                     --             --           1,290             --              --             1,290

Net loss for the period                   --             --            --             (1,475)           --            (1,475)
                                  ------------   ------------   -----------     ------------    ------------    ------------

Balances at March 31, 2001           5,346,000   $      5,346         5,844     $    (11,147)   $       --      $        228
                                  ============   ============   ===========     ============    ============    ============


AdZone Interactive, Inc. (pre-acquisition)
------------------------------------------

Initial capitalization
   February 28, 2000                       170   $        150          --       $       --      $       --      $        150
   Effect of September 10,
     2000 125,000 for 1
     forward stock split and
     change to $0.001 par value
      from no par value             21,249,830         21,100       (21,100)            --              --              --

February 29, 2000 private
   placement of common stock                30      1,000,000          --               --          (600,000)        400,000
     Effect of September 10,
     2000 125,000 for 1
     forward stock split and
     change to $0.001 par value
     from no par value               3,749,970       (996,250)      996,250             --              --              --
   Less costs of raising capital          --             --         (12,500)            --              --           (12,500)

Net loss for the period                   --             --            --            (35,822)           --           (35,822)
                                  ------------   ------------   -----------     ------------    ------------    ------------

Balances at March 31,2000           25,000,000         25,000       962,650          (35,822)       (600,000)        351,828

Cash received on stock
   subscription receivable                --             --            --               --           600,000         600,000

November 30, 2000 private
   placement of common stock           666,665            667       289,333             --              --           290,000
   Less costs and expenses
     of raising capital                   --             --        (188,500)            --              --          (188,500)


                                  - Continued -

The accompanying notes are an integral part of these financial statements.
                                                                             F-7


                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
  Period from May 31, 1994 (date of inception of Executive Help Services, Inc.)
                    through March 31, 2001 (pre-acquisition)
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                    through March 31, 2002 (post-acquisition)

                                                                                  Deficit
                                                                                accumulated
                                           Common Stock          Additional       in the            Stock
                                  ---------------------------      paid-in      development     subscription
                                     Shares         Amount         capital         stage          receivable      Total
                                  ------------   ------------   ------------    ------------    ------------   ------------

AdZone Interactive, Inc. (pre-acquisition)

Common stock issued for:
   Costs and expenses of
     raising capital                   400,000            400        175,600            --              --          176,000
   Prepaid interest on loan            250,000            250         31,000            --              --           31,250
   Employee wages and bonuses        1,095,000          1,095         64,605            --              --           65,700
   Officer bonus                       500,000            500         29,500            --              --           30,000
   Professional services               107,000            107          6,313            --              --            6,420

Net loss for the year                     --             --             --        (1,460,043)           --       (1,460,043)
                                  ------------   ------------   ------------    ------------    ------------   ------------

Balances at March 31, 2001          28,018,665         28,019      1,370,501      (1,495,865)           --          (97,345)

AdZone Research, Inc. (post-acquisition)

Conversion of AdZone
   Interactive, Inc. common
   stock to AdZone Research,
   Inc. (formerly Executive
   Help Services, Inc.) common
   stock                           (10,018,643)       (10,019)        10,019            --              --             --

Effect of reverse merger with
   AdZone Research, Inc.
   (formerly Executive Help
   Services, Inc.)                   5,346,000          5,346         (5,346)           --              --             --
                                  ------------   ------------   ------------    ------------    ------------   ------------

Balances at March 31, 2001
   post-acquisition                 23,346,022         23,346      1,375,174      (1,495,865)           --          (97,345)

Issuance of common stock for
   Conversion of short-term debt       360,000            360         21,240            --              --           21,600
   Cash                                744,442            744         39,656            --              --           40,400
   Lawsuit settlement                  500,000            500         19,500            --              --           20,000
   Consulting and Legal
     fees and services               1,531,666          1,532        115,668            --              --          117,200

Net loss for the year                     --             --             --          (611,630)           --         (611,630)
                                  ------------   ------------   ------------    ------------    ------------   ------------

Balances at March 31, 2002          26,482,130   $     26,482   $  1,571,238    $ (2,107,495)   $       --     $   (509,775)
                                  ============   ============   ============    ============    ============   ============


The accompanying notes are an integral part of these financial statements.
                                                                             F-8


                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
             Years ended March 31, 2002 and 2001 (post-acquisition)
                   Year ended March 31, 2001 (pre-acquisition)
    Period from February 28, 2000 (date of inception) through March 31, 2002


                                          (post-acquisition)    (post-acquisition)    (pre-acquisition)       Period from
                                              Year ended            Year ended            Year ended        February 28, 2000
                                                ended                 ended                 ended          (date of inception)
                                              March 31,              March 31,            March 31,             March 31,
                                                2002                   2001                 2001                  2002
                                          ------------------    ------------------    ------------------    ------------------

Cash Flows from Operating Activities
   Net loss for the period                $         (611,630)   $       (1,460,043)   $           (1,475)   $       (2,107,495)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities
       Depreciation and amortization                  17,309                19,049                  --                  36,358
       Loss on disposition of equipment                 --                  15,816                  --                  15,816
       Compensation expense related to
         common stock issuances at less
         than "fair value"                               750                  --                    --                     750
       Common stock issued for
         Salaries, wages and bonuses                    --                  95,700                  --                  95,700
         Professional fees                           116,950                 6,420                  --                 123,370
         Interest expense                              7,500                 1,875                  --                   9,375
         Lawsuit settlement                           20,000                  --                    --                  20,000
       (Increase) Decrease in
         Deposits and other assets                    36,552                31,232                  --                  (2,191)
       Increase (Decrease) in
         Accounts payable and
           accrued liabilities                        35,476               101,880                  --                 137,356
         Accrued officers
           compensation                              310,933                47,999                  --                 358,932
         Accrued interest payable                      1,078                  --                    --                   1,078
                                          ------------------    ------------------    ------------------    ------------------

Net cash used in operating activities                (65,082)           (1,140,072)               (1,475)           (1,310,951)
                                          ------------------    ------------------    ------------------    ------------------


Cash Flows from Investing Activities
   Cash paid to purchase
     property and equipment                             --                 (59,145)              (26,848)              (85,993)
   Cash received on
     disposition of equipment                           --                   5,900                  --                   5,900
                                          ------------------    ------------------    ------------------    ------------------

Net cash used in investing activities                   --                 (53,245)              (26,848)              (80,093)
                                          ------------------    ------------------    ------------------    ------------------


                                  - Continued -


The accompanying notes are an integral part of these financial statements.
                                                                             F-9


                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)
                           STATEMENTS OF CASH FLOWS -
        CONTINUED Years ended March 31, 2002 and 2001 (post-acquisition)
                   Year ended March 31, 2001 (pre-acquisition)
    Period from February 28, 2000 (date of inception) through March 31, 2002


                                           (post-acquisition)    (post-acquisition)    (pre-acquisition)Period from
                                               Year ended            Year ended            Year ended        February 28, 2000
                                                 ended                 ended                 ended           (date of inception)
                                               March 31,             March 31,             March 31,               March 31,
                                                 2002                  2001                  2001                    2002
                                           ------------------    ------------------    ------------------    ------------------

Cash Flows from Financing Activities
   Net cash activity on officer advances                 (417)               16,811                (2,000)               14,394
   Principal received from notes payable               21,600                50,000                  --                  71,600
   Sale of common stock                                39,900               890,000               400,150             1,330,050
   Cash paid for costs and expenses
     related to raising capital                          --                 (12,500)              (12,500)              (25,000)
                                           ------------------    ------------------    ------------------    ------------------

Net cash provided
   by financing activities                             61,083               944,311               385,650             1,391,044
                                           ------------------    ------------------    ------------------    ------------------

Increase (Decrease) in Cash                            (3,999)             (249,006)              253,005                  --

Cash at beginning of period                             3,999               253,005                  --                    --
                                           ------------------    ------------------    ------------------    ------------------

Cash at end of period                      $             --      $            3,999    $          253,005    $             --
                                           ==================    ==================    ==================    ==================

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period          $             --      $             --      $             --      $             --
                                           ==================    ==================    ==================    ==================
     Income taxes paid for the period      $             --      $             --      $             --      $             --
                                           ==================    ==================    ==================    ==================

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
     Common stock issued
       for prepaid interest                $             --      $           31,250    $             --      $           31,250
                                           ==================    ==================    ==================    ==================
     Common stock issued
       in repayment of short
       term debt                           $           21,600    $             --      $             --      $           21,600
                                           ==================    ==================    ==================    ==================


The accompanying notes are an integral part of these financial statements.
                                                                            F-10

                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

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

On August 10, 2001, the Company executed an Agreement and Plan of Share Exchange with AdZone Interactive, Inc. (a privately-owned New York corporation) (AdZone) whereby the Company exchanged 18,000,022 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of AdZone and effected a merger of the two entities with the Company being the surviving legal entity. Concurrent with this transaction, the Company changed its corporate name to AdZone Research, Inc.

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

Adzone Interactive, Inc. (AdZone) was initially incorporated as Web-AdNet.com. Inc. under the laws of the State of New York on February 28, 2000. The Company was formed to extract various data elements through the monitoring and review of internet websites developed and maintained by independent third parties worldwide. These extracted data elements are then used to provide various market research statistics and other focused information as guided by the Company's clientele.

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

                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE B - GOING CONCERN UNCERTAINTY

During August 2001, the Company entered into a business combination transaction with AdZone Interactive, Inc., a privately-owned New York corporation. This transaction effected a change in control of the Company. Accordingly, the Company abandoned it's initial business plan of developing an internet web site that would offer professional space planning and design, pricing information and direct ordering of modular office furniture systems. Subsequent to the August 2001 change in control. Management adopted the existing business plan of AdZone Interactive, Inc. as that of the continuing operation. Management is of the opinion that being a publicly- owned entity will enhance acceptance of the Company's products and, potentially, attract additional equity capital.

AdZone Interactive, Inc. and, subsequently the Company, is engaged in the extraction of various data elements through the monitoring and review of internet websites developed and maintained by independent third parties worldwide. These extracted data elements are then used to provide various market research statistics and other focused information as guided by the Company's clientele.

The events which occurred on September 11, 2001, and subsequent thereto, have generated additional interest in the Company's internet data mining research capabilities for potential private and public sector clients. Management is of the opinion that it will be able to acquire various contracts to provide research information for various private and public sector purposes.

The Company is in the development stage, has focused principally on the development of its proprietary software and has not fully initiated efforts towards developing a mature revenue base.

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

                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences.

     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of March 31, 2002 and 2001, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

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


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2001 and 2000:

                                         March 31,    March 31,
                                           2002         2001      Estimated life
                                         ---------    ---------   --------------

Computer equipment                       $  50,248    $  50,248       3 years
Office furniture and other equipment        10,004       10,004       7 years
                                         ---------    ---------
                                            60,252       60,252
Less accumulated depreciation              (32,332)     (15,024)
                                         ---------    ---------

Net property and equipment               $  27,920    $  45,228
                                         ---------    ---------

Depreciation expense for the years ended March 31, 2002 and 2001 and the period from February 28, 2000 (date of inception) through March 31, 2002 was $17,309, $19,049 and $36,358, respectively.

                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE F - NOTES PAYABLE
                                                           March 31,   March 31,
                                                             2002        2001
                                                           ---------   ---------
$50,000 installment note payable to an individual
   Interest imputed at 15.0% and paid in advance
   with the issuance of 250,000 shares of restricted,
   unregistered common stock to the lender. Payable
   in monthly installments of $1,000 commencing
   September 1, 2001 and each successive month until
   paid in full. Scheduled payments are in default at
   March 31, 2002 and the entire amount is classified
   as "current" in the accompanying financial statements
   Unsecured                                               $  50,000   $  50,000

$15,958 promissory note payable to a law firm
   Interest at 9.0%.  Payable in full on June 30,
   2001.  Scheduled payments are in default at
   March 31, 2002 and the entire amount is
   classified as "current" in the accompanying
   financial statements.  Secured by 150,000
   shares of common stock owned by the
   Company's Chief Operating Officer                          15,958        --
                                                           ---------   ---------

                                                           $  65,958   $  50,000
                                                           =========   =========


NOTE G - ADVANCES FROM OFFICERS

The Company's officers have advanced various monies to the Company under formal unsecured note documents bearing interest at 10.0%. The advances are repayable in aggregate monthly amounts of approximately $370. Due to the nature of the debt and irregular payment history, these advances are classified as "current" in the accompanying financial statements.


NOTE H - OFFICER COMPENSATION

In August 2001, the Company replaced an existing employment agreement with Charles Cardona (C. Cardona) under which C. Cardona will serve as the Company's Chief Executive Officer through August 31, 2004. Under his agreement, C. Cardona was/is entitled to base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, C. Cardona may be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year.
C. Cardona may also receive a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company reaches annual profitability. Under his employment agreement, C. Cardona will also receive 10% of sales revenues generated through his efforts. Additional bonuses are payable as follows: (i) 0.5% of prior year's revenues; (ii) 3.5% of prior year' s profits; (iii) 3.75% of the first $3 million in growth in market capitalization during any year; and
(iv) 1.75% of any growth in market capitalization over $3 million during any year.

                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE H - OFFICER COMPENSATION - Continued

C. Cardona was also granted an option to purchase 1,000,000 shares of the Company' s common stock exercisable at $0.10 per share for 5 years after the date of grant. In the event Mr. Cardona's employment is involuntarily terminated, he will be entitled to receive an amount equal to three times his annual salary in effect during the year in which such termination occurred.

In August 2001, the Company replaced an existing employment agreement with John Cardona (J. Cardona) under which J. Cardona agreed to serve as the Company's President through August 31, 2004. Under his agreement, the Company agreed to pay J. Cardona's base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, the agreement provided that J. Cardona could be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year. J. Cardona was also entitled to a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company achieved annual profitability. Under his agreement, J. Cardona was also entitled to receive 10% of sales revenues generated through his efforts. Additional bonuses were payable as follows: (i) 0.5% of prior year's revenues; (ii) 3.5% of prior year's profits; (iii) 3.75% of the first $3 million in growth in market capitalization during a previous year; and (iv) 1.75% of any growth in market capitalization over $3 million during a previous year. J. Cardona was also granted an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for 5 years after the date of grant. John Cardona terminated his employment with the Company in June 2002 but has remained as a consultant to the Company.

In March 2002, the Company entered into an employment agreement with Daniel Wasserman to serve as its Executive Vice President and Managing Director of Global Defense Group for a 12-month period. Under his agreement, Mr. Wasserman received 50,000 shares of stock as an incentive to execute such agreement and will receive an additional 50,000 shares for each month of his employment until he receives a cash salary in accordance with his agreement. If the Company's annual revenues reach $1 million or more or it receives funding of at least $1 million, Mr. Wasserman will receive a cash salary at the annual rate of $175,000 plus an expense allowance of $2,000 per month. If through Mr. Wasserman's efforts the Company realizes revenues of at least $3 million, Mr. Wasserman will receive a bonus of 300,000 shares of the Company' s common stock and such additional stock and/or options as may be determined at such time by the Board of Directors. Mr. Wasserman is entitled to receive 1% of the value of any contract the Company receives through Mr. Wasserman' s efforts and a commission of 10% of any investment capital received by the Company through his efforts.

As of March 31, 2002 and 2001, total cumulative amounts unpaid under these agreements are as follows:

                                                      March 31,       March 31,
                                                        2002          2001
                                                      ---------       ---------
   Officer compensation                               $ 358,932       $  47,999
                                                      =========       =========

Future amounts due under the employment agreements are as follows:

                                                     Year ending
                                                      March 31,        Amount
                                                     ------------   ------------
                                                         2003       $    302,000
                                                         2004            322,000
                                                         2005            416,000
                                                                    ------------
                                                        Totals      $  1,040,000
                                                                    ============


                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE I - INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31, 2002 and 2001 and for the period from February 28, 2000 (date of inception) through March 31, 2002, respectively, are as follows:

                                                                  Period from
                                                              February 28, 2000
                                                             (date of inception)
                      Year ended            Year ended              through
                    March 31, 2002        March 31, 2001        March 31, 2002
                 -------------------   -------------------   -------------------
Federal:
  Current        $              --     $              --     $              --
  Deferred                      --                    --                    --
                 -------------------   -------------------   -------------------
                                --                    --                    --
                 -------------------   -------------------   -------------------
State:
  Current                       --                    --                    --
  Deferred                      --                    --                    --
                 -------------------   -------------------   -------------------
                                --                    --                    --
                 -------------------   -------------------   -------------------

Totals           $              --     $              --     $              --
                 ===================   ===================   ===================

As of March 31,  2002,  the Company has a net  operating  loss  carryforward  of approximately  $2,100,000 to offset future  taxable  income.  Subject to current regulations,  this  carryforward  will  begin to expire in 2020.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense for each of the years ended March 31, 2002 and 2001 and for the period from February 28, 2000 (date of inception) through March
31, 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                       Period from
                                                                                                   February 28, 2000
                                                                                                  (date of inception)
                                                           Year ended            Year ended              through
                                                         March 31, 2002        March 31, 2001        March 31, 2002
                                                     -------------------   -------------------   -------------------
Statutory rate applied to loss before income taxes    $          (208,000)  $          (496,415)  $          (716,595)
Increase (decrease) in income taxes resulting from:
    State income taxes                                               --                    --                    --
    Other, including reserve for deferred tax asset               208,000               496,415               716,595
                                                      -------------------   -------------------   -------------------

      Income tax expense                              $              --     $              --     $              --
                                                      ===================   ===================   ===================


                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE I - INCOME TAXES - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001:

                                               March 31, 2002    March 31, 2001
                                               --------------    --------------
Deferred tax assets
   Net operating loss carryforwards            $      716,600    $      508,600
   Less valuation allowance                          (716,600)         (508,600)
                                               --------------    --------------

     Net Deferred Tax Asset                    $         --      $         --
                                               ==============    ==============

During the years  ended March 31,  2002 and 2001,  the reserve for the  deferred
current  tax  asset   increased  by   approximately   $208,000   and   $496,400,
respectively.


NOTE J - COMMON STOCK TRANSACTIONS

AdZone Interactive, Inc. - pre-acquisition

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

At the February 28, 2000 incorporation, AdZone issued 21,250,000 post-split shares of restricted, unregistered $0.001 par value common stock to its founders for cash proceeds of $150.

On February 29, 2000, AdZone executed an agreement to issue 3,750,000 post-split shares of restricted, unregistered $0.001 par value common stock to an unrelated investment group for gross proceeds of $1,000,000. Of the subscribed amount, $400,000 was received prior to March 31, 2000 and the balance was received during the year ended March 31, 2001. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On November 30, 2000, the Company issued 666,665 post-split shares of restricted, unregistered $0.001 par value common stock to an existing shareholder investment group for gross proceeds of $290,000. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

Effective November 30, 2000, the Company issued an aggregate 400,000 post-split shares of restricted, unregistered $0.001 par value common stock to various individuals and shareholder investment group participants for commissions, placement fees and reimbursement of out-of-pocket expenses related to the placement of both the $1,000,000 and $290,000 issuances of the Company's common stock. These transactions were valued at $0.44 per share, which is equivalent to the cash price of the 666,665 shares issued on the same date. These costs were charged against additional paid-in capital as a cost of obtaining capital in the accompanying financial statements.

                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - COMMON STOCK TRANSACTIONS - Continued

AdZone Interactive, Inc. - pre-acquisition - continued

On January 1, 2001, concurrent with the execution of a $50,000 note payable of the same date, the Company issued 250,000 post-split shares of restricted, unregistered common stock as prepayment of interest on the note. The note contains no language related to an interest rate other than the issuance of the 250,000 shares. Due to the Company's financial condition at the note date, the Company utilized an imputed "high risk" interest rate of 15.0% for valuation purposes of the 250,000 shares issued. Accordingly, this transaction was valued at approximately $31,250 and is being amortized against operations, using the straight-line method, over the respective repayment term of the note.

On January 31, 2001, the Company issued an aggregate 1,095,000 post-split shares of restricted, unregistered $0.001 par value common stock to furloughed employees concurrent with their termination as performance bonuses. These transactions were valued at $0.06 per share, or approximately $65,700, which approximates the estimated fair value of the Company's common stock, which was unpriced and unlisted as of the transaction date. Subsequent to March 31, 2001, the Company began entering into various security transactions for cash at $0.06 per share.

On March 31, 2001, the Company issued an aggregate 500,000 post-split shares of restricted, unregistered $0.001 par value common stock to its officers in satisfaction of signing bonus commitments specified in separate employment agreements executed on January 29, 2001 and February 9, 2001, respectively. These transactions were valued at $0.06 per share, or approximately $30,000, which approximates the estimated fair value of the Company's common stock, which was unpriced and unlisted as of the transaction date. Subsequent to March 31, 2001, the Company began entering into various security transactions for cash at $0.06 per share.

On March 31, 2001, the Company issued an aggregate 107,000 post-split shares of restricted, unregistered $0.001 par value common stock to various professionals providing legal and accounting services to the Company. These transactions were valued at $0.06 per share, or approximately $6,420, which approximates both the estimated fair value of the Company's common stock, which was unpriced and unlisted as of the transaction date and the value of the services provided by the unrelated parties to the Company. Subsequent to March 31, 2001, the Company began entering into various security transactions for cash at $0.06 per share.

On August 10, 2001, all of the above transactions involving AdZone common stock were converted to restricted, unregistered common stock at a rate of approximately 0.642 for 1 in the business combination transaction between Executive Help Services, Inc. and AdZone Interactive, Inc. Accordingly, the aggregate 28,018,665 shares of AdZone Interactive, Inc. common stock was converted into 18,000,022 shares of AdZone Research, Inc. (formerly Executive Help Services, Inc.) common stock.

AdZone Research, Inc. (formerly Executive Help Services, Inc.) - pre-acquisition

On December 8, 1998, the Company amended its Certificate of Incorporation to change the par value of its common stock from $0.00001 per share to $0.001 per share. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - COMMON STOCK TRANSACTIONS - Continued

AdZone Research, Inc. (formerly Executive Help Services, Inc.) - pre-acquisition
- continued

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

On January 16, 2001, the Company's Board of Directors issued 4,500,000 shares of restricted, unregistered common stock to officers, directors and key employees as an incentive to retain their services. These shares were issued on January 23, 2001. The entities or individuals receiving these shares are as follows:
Certum Limited, 3,000,000 shares; Russell Stover Ivy, 1,000,000 shares; and Paris House Limited, 500,000 shares. On May 8, 2001, all of these shares were returned to the Company for no consideration and were given no economic consideration in the accompanying pre-acquisition financial statements for the year ended March 31, 2001.

AdZone   Research,   Inc.   (formerly   Executive   Help   Services,   Inc.)   -
post-acquisition

On August 10, 2001, the Company executed an Agreement and Plan of Share Exchange with AdZone Interactive, Inc. (a privately-owned New York corporation) (AdZone) whereby the Company exchanged 18,000,022 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of AdZone and effected a merger of the two entities with the Company being the surviving legal entity. Concurrent with this transaction, the Company changed its corporate name to AdZone Research, Inc.

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

In September 2001, the Company issued 500,000 shares of restricted, unregistered common stock to an unrelated company in settlement of a breach of contract and non-competition agreement between the Company's President and the President's former employer. This transaction was valued at approximately $20,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the settlement transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - COMMON STOCK TRANSACTIONS - Continued

AdZone   Research,   Inc.   (formerly   Executive   Help   Services,   Inc.)   -
post-acquisition - continued

In October 2001, the Company sold an aggregate 541,110 shares of restricted, unregistered common stock to various individuals for aggregate proceeds of approximately $25,800. The selling price of the respective shares was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In December 2001, the Company sold 16,667 shares of restricted, unregistered common stock to an individual involved in the October 2001 stock sale transactions for approximately $2,000 cash. The selling price of the respective shares was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. Accordingly, the Company recognized a non- cash charge to operations of approximately $500 for the differential between the "fair value" of the securities sold and the cash proceeds received. The Company relied upon
Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

In January 2002, the Company sold 85,000 shares of restricted, unregistered common stock to an unrelated individual for approximately $5,000 cash. The selling price of the respective shares was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

Between November 2001 and March 2002, the Company issued an aggregate 850,000 shares of restricted, unrestricted common stock to six different individuals, of which three were existing shareholders, for various consulting services, legal fees, general operating expenses paid on behalf of the Company and office rent late payment fees valued at approximately $53,950. For the issuance of 825,000 of the shares, the issue price of the respective shares was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. In one instance, the issue price of 25,000 shares was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. Accordingly, the Company recognized a non- cash charge to operations of approximately $250 for the differential between the "fair value" of the securities sold and the cash proceeds received. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On January 28, 2002, the Company registered 538,665 shares of common stock on a Form S-8 Registration Statement Under The Securities Act of 1933 for a
Consulting Agreement with an unrelated entity to provide web development services and maintain the Company's corporate internet web site for a fee of $8,000 per month payable in shares as registered on the Form S-8 filing.. Through June 6, 2002, the Company has issued an aggregate 346,665 shares under the Form S-8 Registration Statement. Each monthly issuance is charged to operations as consulting fees.


                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - COMMON STOCK TRANSACTIONS - Continued

AdZone   Research,   Inc.   (formerly   Executive   Help   Services,   Inc.)   -
post-acquisition - continued

On February 21, 2002, the Company registered 303,000 shares of common stock on a Form S-8 Registration Statement Under The Securities Act of 1933 for a
Consulting Agreement with an unrelated entity to provide strategic business and technology development consulting services for a fee of $4,500 per month payable in shares as registered on the Form S-8 filing.. Through June 6, 2002, the Company has issued an aggregate 153,000 shares under the Form S-8 Registration
Statement. Each monthly issuance is charged to operations as consulting fees.


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

There were no exercise of any options from issue through March 31, 2002, or any period subsequent thereto. The following table summarizes all options granted from January 29, 2001 to March 31, 2002.

                        Options     Options      Options      Options     Exercise price
                        granted    exercised   terminated   outstanding     per share
                       ---------   ---------   ----------   -----------   --------------

     CEO options       1,000,000        --           --       1,000,000       $ 0.10
     COO options       1,000,000        --           --       1,000,000       $ 0.10
                       ---------   ---------   ----------   -----------

     Totals            2,000,000        --           --       2,000,000
                       =========   =========   ==========   ===========

The weighted average exercise price of all issued and outstanding options at March 31, 2002 is approximately $0.10.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by Statement of Financial Accounting Standards No. 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the estimated fair value of the underlying shares at the grant date.

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on management's estimates as there was no quoted or listed price on the Company's equity securities, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at March 31, 2002..

                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE L - COMMITMENTS AND CONTINGENCIES

The Company conducts its administrative, development and marketing operations in leased facilities, located in Riverhead, New York, on a month-to-month lease at a rental rate of approximately $1,800 per month.

In May 2000, the Company executed a long-term operating lease for a marketing office in the Empire State Building in New York City. This office was closed prior to March 2001. This lease is for a term of five (5) years. The scheduled annual rental amount is approximately $65,145 for the period from May 1, 2000 through December 31, 2001; approximately $68,175 for the period from January 1, 2002 through August 31, 2003; and approximately $71,205 for the period from September 1, 2003 through April 30, 2005. Additionally, the Company is responsible for the pro-rata increases in ad valorem taxes, utilities, insurance and common area operating costs over the base year expenses as defined in the lease agreement. In the event of early termination of the lease, the Company is responsible for supplemental amounts between the occupancy period using the effective annual rental yield of approximately $68,175 and the amounts actually paid by the Company. As of March 31, 2002, the Company has surrendered all security deposits to the landlord and is of the opinion that any residual liability will be insignificant to the Company's financial position or operations.

In January 2002, the Company executed a one-year contract with an unrelated entity to provide web development services and maintain the Company's corporate internet web site for a fee of $8,000 per month payable in shares registered on a Form S-8 Registration Statement. Through June 6, 2002, the Company has issued an aggregate 346,665 shares under the Form S-8 Registration Statement. Each monthly issuance is charged to operations as consulting fees.

In February 2002, the Company executed a one-year contract with an unrelated entity to provide strategic business and technology development consulting services for a fee of $4,500 per month payable in shares as registered on a Form S-8 Registration Statement. Through June 6, 2002, the Company has issued an aggregate 153,000 shares under the Form S-8 Registration Statement. Each monthly issuance is charged to operations as consulting fees.


NOTE M - SUBSEQUENT EVENTS

In April 2002, the Company entered into a one-year consulting agreement with NuQuest Consulting, Inc. pursuant to which NuQuest agreed to consult with and assist the Company with respect to the Company's business plan, its financial statements and other materials prepared for the purpose of obtaining equity financing, engaging in a public offering, and/or relating to the trading of the Company's common stock in the public markets. NuQuest also agreed to use reasonable efforts to seek and identify potential investors for the Company, to assist the Company in the consummation of any proposed financing, and to provide the Company with written reports of the status of its efforts on behalf of the Company. As compensation for its services, the Company agreed to issue to NuQuest warrants to purchase 900,000 shares of common stock, on a fully diluted basis. The warrants are exercisable at $0.15 per share, and the Company has agreed to file an S-8 Registration Statement with the Securities and Exchange Commission to register the shares underlying the warrants. In addition, the Company agreed to pay NuQuest cash compensation of $33,000 payable in monthly installments over the term of the contract.

                              ADZONE RESEARCH, INC.
                    (formerly Executive Help Services, Inc.)
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE M - SUBSEQUENT EVENTS - Continued

In May 2002, the Company issued 10,000 shares of restricted, unregistered common stock to an individual for advisory services and membership on a corporate advisory board. These shares were valued at $500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In May 2002, the Company issued an aggregate 3,150,000 shares of restricted, unregistered shares of common stock to its President, Chief Executive Officer and office personnel in lieu of cash compensation. These shares were valued at $94,500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

On June 20, 2002, the Company signed a Financial Services Agreement with First American Financial Group, New York, New York, pursuant to which First American Financial Group agreed to attempt to complete a private placement of up to $5 million of the Company's 9% convertible preferred stock. As of the date of this Report, First American Financial Group has not introduced the Company to any proposed purchaser(s) of its convertible preferred stock, and management cannot provide any assurances that the Company will be able to complete such financing in the future.