Form 10KSB/A
period 2002-03-31
ADZONE RESEARCH INC
filed 2002-07-17
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A

                                 Amendment No. 1

The last paragraph of item 5 has been amended to correct the number of shares of the Company's common stock issued to Valerie Cardona in May 2002 from 1,500,00 to 150,00.

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

In May 2002, the Company issued an aggregate 150,000 shares of restricted common stock to Valerie Cardona, mother of Charles and John Cardona, in lieu of cash compensation for clerical services. These shares were valued at $4,500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                           AdZone Research, Inc.

Dated: July 16, 2002                           By:    /S/  CHARLES CARDONA
                                                  ------------------------------
                                                                Charles Cardona,
                                                     Chief Executive Officer and
                                                        Chief Accounting Officer



In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Dated: July 16, 2002                           By:    /S/ CHARLES CARDONA
                                                  ------------------------------
                                                                Charles Cardona,
                                                           Chairman of the Board


Dated: July 16, 2002                           By:    /S/ JOHN CARDONA
                                                  ------------------------------
                                                                   John Cardona,
                                                                        Director


Dated: July 16, 2002                           By:    /S/ WARREN HAMBURGER
                                                  -----------------------------
                                                               Warren Hamburger,
                                                                        Director


Dated: July 16, 2002                           By:
                                                  ------------------------------
                                                                    Russell Ivy,
                                                                        Director