Form 10QSB
period 2002-06-30
ADZONE RESEARCH INC
filed 2002-08-14
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934.


              For the quarterly period ended June 30, 2002

         Transition Report Under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934


              For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28717

                              AdZone Research, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                           88-0420405
------------------------------                       ---------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 13, 2002: 30,326,462
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):     YES     NO X
                                                                   ---   ---

                              AdZone Research, Inc.
                          (a development stage company)

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

   Item 1  Financial Statements                                               3

   Item 2  Management's Discussion and Analysis or Plan of Operation         22


Part II - Other Information

   Item 1  Legal Proceedings                                                 25

   Item 2  Changes in Securities                                             25

   Item 3  Defaults Upon Senior Securities                                   26

   Item 4  Submission of Matters to a Vote of Security Holders               26

   Item 5  Other Information                                                 26

   Item 6  Exhibits and Reports on Form 8-K                                  26


Signatures                                                                   26

Item 1 - Part 1 - Financial Statements

                              AdZone Research, Inc.
                          (a development stage company)
                                 Balance Sheets
                             June 30, 2002 and 2001

                                   (Unaudited)

                                                       June 30,       June 30,
ASSETS                                                   2002           2001
------                                               -----------    -----------
Current Assets
   Cash on hand and in bank                          $     2,987    $     1,940
   Prepaid expenses and other                             20,300         46,300
                                                     -----------    -----------
     Total current assets                                 23,197         48,240
                                                     -----------    -----------

Property and Equipment - at cost                          60,752         60,252
   Accumulated depreciation                              (36,529)       (19,351)
                                                     -----------    -----------
     Net property and equipment                           24,223         40,901
                                                     -----------    -----------

Other Assets                                               2,190          2,190
                                                     -----------    -----------

Total Assets                                         $    49,610    $    91,331
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
   Notes payable                                     $    65,958    $    66,300
   Accounts payable - trade                              173,464        107,730
   Accrued interest payable                                1,398           --
   Advances from officers                                 11,320         17,142
   Accrued officer compensation                          346,719        125,433
                                                     -----------    -----------

Total Liabilities                                        598,859        316,605
                                                     -----------    -----------

Commitments and contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value
     20,000,000 shares authorized
     none issued and outstanding                            --             --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     29,880,129 and 28,018,670 shares
     issued and outstanding, respectively                 29,880         28,019
   Additional paid-in capital                          1,700,340      1,370,501
   Deficit accumulated during the development stage   (2,279,469)    (1,623,794)
                                                     -----------    -----------

Total Shareholders' Equity                              (549,249)      (225,274)
                                                     -----------    -----------

Total Liabilities and Shareholders' Equity           $    49,610    $    91,331
                                                     ===========    ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                              AdZone Research, Inc.
                          (a development stage company)
                 Statements of Operations and Comprehensive Loss
                  Three months ended June 30, 2002 and 2001 and
     Period from February 28, 2000 (date of inception) through June 30, 2002

                                   (Unaudited)
                                                                                      Period from
                                                                                   February 28, 2000
                                                  Three months    Three months    (date of inception)
                                                      ended            ended            through
                                                  June 30, 2002    June 30, 2001     June 30, 2002
                                                 --------------    --------------    --------------

Revenues                                         $         --      $         --      $       84,006
                                                 --------------    --------------    --------------

Production Expenses
   Salaries, wages and related costs                       --                 803           535,026
   Direct occupancy and
     operating expenses                                   6,302            16,737           224,805
   Depreciation                                           3,542             3,542            30,554
                                                 --------------    --------------    --------------
     Total production expenses                            9,844            21,082           790,385
                                                 --------------    --------------    --------------

Gross Profit                                             (9,844)          (21,082)         (706,379)
                                                 --------------    --------------    --------------

Operating expenses
   Selling and marketing costs
     Salaries, wages and related costs                     --                  50           326,458
     Direct occupancy and operating expenses             16,265            26,303           353,722
   General and administrative costs
     Officers compensation                               77,787            77,434           466,719
     Consulting and professional fees                    58,394             1,000           325,639
     Other general and  administrative costs              6,836            (3,291)           43,013
   Compensation expense related to common
     stock issuances at less than "fair value"             --                --                 750
   Depreciation                                             654               785            10,000
                                                 --------------    --------------    --------------
     Total operating expenses                           159,936           102,281         1,526,301
                                                 --------------    --------------    --------------

Loss from Operations                                   (169,780)         (123,363)       (2,232,680)

Other Income (Expense)                                   (2,195)           (4,566)          (46,790)
                                                 --------------    --------------    --------------

Net Loss                                               (171,975)         (127,929)       (2,279,470)

Other comprehensive income                                 --                --                --
                                                 --------------    --------------    --------------

Comprehensive Loss                               $     (171,975)   $     (127,929)   $   (2,279,470)
                                                 ==============    ==============    ==============

Net loss per weighted-average share of
   common stock outstanding, computed
   on Net Loss - basic and fully diluted         $        (0.02)   $        (0.06)   $        (0.01)
                                                 ==============    ==============    ==============
Weighted-average number of shares of
   common stock outstanding -
   basic and fully diluted                           24,479,563        23,346,022         5,346,000
                                                 ==============    ==============    ==============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                              AdZone Research, Inc.
                          (a development stage company)
                  Statement of Changes in Shareholders' Equity
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                              through June 30, 2002

                                   (Unaudited)

                                                                                 Deficit
                                                                               accumulated
                                        Common Stock            Additional        in the         Stock
                                   -------------------------      paid-in      development    subscription
                                      Shares        Amount        capital         stage        receivable       Total
                                   -----------   -----------    -----------    -----------    -----------    -----------

Initial capitalization
   February 28, 2000                       170   $       150    $      --      $      --      $      --      $       150
   Effect of September 10,
     2000 125,000 for 1
     forward stock split and
     change to $0.001 par value
      from no par value             21,249,830        21,100        (21,100)          --             --             --

February 29, 2000 private
   placement of common stock                30     1,000,000           --             --         (600,000)       400,000
     Effect of September 10,
     2000 125,000 for 1
     forward stock split and
     change to $0.001 par value
     from no par value               3,749,970      (996,250)       996,250           --             --             --
   Less costs of raising capital          --            --          (12,500)          --             --          (12,500)

Net loss for the period                   --            --             --          (35,822)          --          (35,822)
                                   -----------   -----------    -----------    -----------    -----------    -----------

Balances at March 31,2000           25,000,000        25,000        962,650        (35,822)      (600,000)       351,828

Cash received on stock
   subscription receivable                --            --             --             --          600,000        600,000

November 30, 2000 private
   placement of common stock           666,665           667        289,333           --             --          290,000
   Less costs and expenses
     of raising capital                   --            --         (188,500)          --             --         (188,500)

Common stock issued for:
   Costs and expenses of
     raising capital                   400,000           400        175,600           --             --          176,000
   Prepaid interest on loan            250,000           250         31,000           --             --           31,250
   Employee wages and bonuses        1,095,000         1,095         64,605           --             --           65,700
   Officer bonus                       500,000           500         29,500           --             --           30,000
   Professional services               107,000           107          6,313           --             --            6,420

Net loss for the year                     --            --             --       (1,460,043)          --       (1,460,043)
                                   -----------   -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2001
   pre-acquisition                  28,018,665   $    28,019    $ 1,370,501    $(1,495,865)   $      --      $   (97,345)
                                   ===========   ===========    ===========    ===========    ===========    ===========


                                  - Continued -


The  financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               5


                              AdZone Research, Inc.
                          (a development stage company)
                  Statement of Changes in Shareholders' Equity
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                             through June 30, 2002

                                   (Unaudited)

                                                                                 Deficit
                                                                               accumulated
                                        Common Stock            Additional        in the         Stock
                                   -------------------------      paid-in      development    subscription
                                      Shares        Amount        capital         stage        receivable       Total
                                   -----------   -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2001
   pre acquisition                  28,018,665   $    28,019    $ 1,370,501    $(1,495,865)   $      --      $   (97,345)

Conversion of AdZone
   Interactive, Inc. common
   stock to AdZone Research,
   Inc. common stock               (10,018,643)      (10,019)        10,019           --             --             --

Effect of reverse merger with
   AdZone Research, Inc.             5,346,000         5,346         (5,346)          --             --             --
                                   -----------   -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2001
   post acquisition                 23,346,022        23,346      1,375,174     (1,495,865)          --          (97,345)

Issuance of common stock for
   Conversion of short-term debt       360,000           360         21,240           --             --           21,600
   Cash                                744,442           744         39,656           --             --           40,400
   Lawsuit settlement                  500,000           500         19,500           --             --           20,000
   Consulting and Legal
     fees and services               1,531,666         1,532        115,668           --             --          117,200

Net loss for the year                     --            --             --         (611,630)          --         (611,630)
                                   -----------   -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2002          26,482,130        26,482      1,571,238     (2,107,495)          --         (509,775)

Issuance of common stock for
   Consulting fees and services        247,999           248         37,752           --             --           38,000
   Payment of officer and
     staff salaries                  3,150,000         3,150         91,350           --             --           94,500

Net loss for the period                   --            --             --         (171,974)          --         (171,974)
                                   -----------   -----------    -----------    -----------    -----------    -----------

Balances at June 30, 2002           29,880,129   $    29,880    $ 1,880,340    $(2,279,469)   $      --      $  (549,249)
                                   ===========   ===========    ===========    ===========    ===========    ===========




The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               6


                              AdZone Research, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                  Three months ended June 30, 2002 and 2001 and
     Period from February 28, 2000 (date of inception) through June 30, 2002

                                   (Unaudited)

                                                                                          Period from
                                                                                       February 28, 2000
                                                      Three months      Three months  (date of inception)
                                                         ended             ended            through
                                                     June 30, 2002     June 30, 2001     June 30, 2002
                                                     -------------     -------------     -------------

Cash Flows from Operating Activities
   Net loss for the period                           $    (171,974)    $    (127,929)    $  (2,279,470)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation and amortization                         4,196             4,327            40,554
       Loss on disposition of equipment                       --                --              15,816
       Compensation expense related to common
         stock issuances at less than "fair value"            --                --                 750
       Common stock issued for
         Salaries, wages and bonuses                         4,500              --             100,200
         Professional fees                                  38,000              --             161,370
         Interest expense                                    1,875             1,875            11,250
         Lawsuit settlement                                   --                --              20,000
       (Increase) Decrease in
         Deposits and other assets                            --              17,753            (2,190)
       Increase (Decrease) in
         Accounts payable and
           accrued liabilities                              52,067             5,850           189,423
         Accrued officers
           compensation                                     77,787            77,434           436,719
         Accrued interest payable                              320              --               1,398
                                                     -------------     -------------     -------------

Net cash used in operating activities                        6,771           (20,690)       (1,304,180)
                                                     -------------     -------------     -------------


Cash Flows from Investing Activities
   Cash paid to purchase property and equipment               (500)             --             (86,493)
   Cash received on disposition of equipment                  --                --               5,900
                                                     -------------     -------------     -------------

Net cash used in investing activities                         (500)             --             (80,593)
                                                     -------------     -------------     -------------


                                  - Continued -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               7


                              AdZone Research, Inc.
                          (a development stage company)
                      Statements of Cash Flows - Continued
                  Three months ended June 30, 2002 and 2001 and
     Period from February 28, 2000 (date of inception) through June 30, 2002

                                   (Unaudited)

                                                                                    Period from
                                                                                 February 28, 2000
                                                 Three months     Three months  (date of inception)
                                                     ended            ended            through
                                                 June 30, 2002    June 30, 2001     June 30, 2002
                                                --------------   --------------    --------------

Cash Flows from Financing Activities
   Net cash activity on officer advances                (3,374)           2,331            11,020
   Principal received from notes payable                  --             16,300            71,600
   Sale of common stock                                   --               --           1,330,050
   Cash paid for costs and expenses
     related to raising capital                           --               --             (25,000)
                                                --------------   --------------    --------------

Net cash provided by financing activities               (3,374)          18,631         1,387,670
                                                --------------   --------------    --------------

Increase (Decrease) in Cash                              2,897           (2,059)            2,897

Cash at beginning of period                               --              3,999              --
                                                --------------   --------------    --------------

Cash at end of period                           $        2,897   $        1,940    $        2,897
                                                ==============   ==============    ==============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the period               $         --     $         --      $         --
                                                ==============   ==============    ==============
     Income taxes paid for the period           $         --     $         --      $         --
                                                ==============   ==============    ==============

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities
     Common stock issued for prepaid interest   $         --     $         --      $       31,250
                                                ==============   ==============    ==============
     Common stock issued in
       repayment of short-term debt             $         --     $         --      $       21,600
                                                ==============   ==============    ==============
     Common stock issued to pay
       accrued officer compensation             $       90,000   $         --      $       90,000
                                                ==============   ==============    ==============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               8

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


Note B - Preparation of Financial Statements

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

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note B - Preparation of Financial Statements - Continued

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2003.


Note C - Going Concern Uncertainty

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

The events which occurred on September 11, 2001, and subsequent thereto, have generated additional interest in the Company's internet data mining research capabilities for potential private and public sector clients. Management continues to maintain the belief that the Company will be able to acquire various contracts to provide research information for various private and public sector purposes.

The Company is in the development stage, has focused principally on the development of its proprietary software and has not fully initiated efforts towards developing a mature revenue base.

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note C - Going Concern Uncertainty - Continued

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


Note D - Summary of Significant Accounting Policies

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


Note D - Summary of Significant Accounting Policies - Continued

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

7.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences.

     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of June 30, 2002 and 2001, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

8.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, respectively, the Company's outstanding stock options are deemed to be anti-dilutive due to the Company's net operating loss position.


Note E - Fair Value of Financial Instruments

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

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note F - Property and Equipment

Property and equipment consists of the following at June 30, 2001 and 2000:

                                           June 30,    June 30,
                                             2002       2001      Estimated life
                                           --------    --------   --------------

Computer equipment                         $ 50,748    $ 50,248       3 years
Office furniture and other equipment         10,004      10,004       7 years
                                           --------    --------
                                             60,752      60,252
Less accumulated depreciation               (36,529)    (19,351)
                                           --------    --------

Net property and equipment                 $ 24,223    $ 40,901
                                           --------    --------

Depreciation expense for the three months ended June 30, 2002 and 2001 and the period from February 28, 2000 (date of inception) through June 30, 2002 was $4,196, $4,327 and $40,554, respectively.


Note G - Notes Payable
                                                             June 30,   June 30,
                                                               2002       2001
                                                             --------   --------
$50,000 installment note payable to an individual
   Interest imputed at 15.0% and paid in advance
   with the issuance of 250,000 shares of restricted,
   unregistered common stock to the lender. Payable
   in monthly installments of $1,000 commencing
   September 1, 2001 and each successive month until
   paid in full. Scheduled payments are in default
   at March 31, 2002 and the entire amount is classified
   as "current" in the accompanying financial statements
   Unsecured                                                 $ 50,000   $ 50,000

$15,958 promissory note payable to a law firm
   Interest at 9.0%.  Payable in full on June 30,
   2001.  Scheduled payments are in default at
   March 31, 2002 and the entire amount is
   classified as "current" in the accompanying
   financial statements.  Secured by 150,000
   shares of common stock owned by the
   Company's Chief Operating Officer                           15,958       --

$16,300 convertible advances to investors
   Non-interest bearing and convertible to
   common stock concurrent with the August 10,
   2001 business combination transaction                         --       16,300
                                                             --------   --------

                                                             $ 65,958   $ 66,300
                                                             ========   ========

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note H - Advances from Officers

The Company's officers have advanced various monies to the Company under formal unsecured note documents bearing interest at 10.0%. The advances are repayable in aggregate monthly amounts of approximately $370. Due to the nature of the debt and irregular payment history, these advances are classified as "current" in the accompanying financial statements.


Note I - Officer Compensation

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

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note I - Officer Compensation - Continued

In March 2002, the Company entered into an employment agreement with Daniel Wasserman to serve as its Executive Vice President and Managing Director of the Company's Global Defense Group for a 12-month period. Under his agreement, Mr. Wasserman received 50,000 shares of stock as an incentive to execute such agreement and will receive an additional 50,000 shares for each month of his employment until he receives a cash salary in accordance with his agreement. If the Company's annual revenues reach $1 million or more or it receives funding of at least $1 million, Mr. Wasserman will receive a cash salary at the annual rate of $175,000 plus an expense allowance of $2,000 per month. If through Mr. Wasserman's efforts the Company realizes revenues of at least $3 million, Mr. Wasserman will receive a bonus of 300,000 shares of the Company' s common stock and such additional stock and/or options as may be determined at such time by the Board of Directors. Mr. Wasserman is entitled to receive 1% of the value of any contract the Company receives through Mr. Wasserman' s efforts and a commission of 10% of any investment capital received by the Company through his efforts.

In May 2002, the Company issued 1,500,000 shares of restricted, unregistered common stock, valued at $45,000, each to C. Cardona and J. Cardona in partial payment of accrued officer compensation.

As of June 30, 2002 and 2001, total cumulative amounts unpaid under these agreements are as follows:

                                                             June 30,   June 30,
                                                               2002       2001
                                                             --------   --------
     Officer compensation                                    $346,719   $125,433
                                                             ========   ========

Future amounts due under the employment agreements are as follows:

                                                       Year ending
                                                        March 31,       Amount
                                                       -----------   -----------
                                                           2003      $   302,000
                                                           2004          322,000
                                                           2005          416,000
                                                                     -----------
                                                          Totals     $ 1,040,000
                                                                     ===========

Note J - Income Taxes

The components of income tax (benefit) expense for the three months ended June 30, 2002 and 2001 and for the period from February 28, 2000 (date of inception) through June 30, 2002, respectively, are as follows:

                                                                  Period from
                                                              February 28, 2000
                             Three months     Three months   (date of inception)
                                ended             ended            through
                            June 30, 2002     June 30, 2001     June 30, 2002
                            -------------     -------------     -------------
     Federal:
       Current              $        --       $        --       $        --
       Deferred                      --                --                --
                            -------------     -------------     -------------
                                     --                --                --
                            -------------     -------------     -------------
     State:
       Current                       --                --                --
       Deferred                      --                --                --
                            -------------     -------------     -------------
                                     --                --                --
                            -------------     -------------     -------------
     Totals                 $        --       $        --       $        --
                            =============     =============     =============


                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note J - Income Taxes - Continued

As of June 30,  2002,  the  Company has a net  operating  loss  carryforward  of approximately  $2,300,000 to offset future  taxable  income.  Subject to current regulations,  this  carryforward  will  begin to expire in 2020.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's  income tax expense for each of the three month periods ended June
30, 2002 and 2001 and for the period from February 28, 2000 (date of inception) through June 30, 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                               Period from
                                                                                            February 28, 2000
                                                         Three months        Three months  (date of inception)
                                                            ended               ended            through
                                                        June 30, 2002       June 30, 2001     June 30, 2002
                                                      ----------------    ----------------    -------------

Statutory rate applied to loss before income taxes    $        (58,000)   $        (43,000)   $    (775,000)
Increase (decrease) in income taxes resulting from:
    State income taxes                                            --                  --               --
    Other, including reserve for deferred tax asset             58,000              43,000          775,000
                                                      ----------------    ----------------    -------------

      Income tax expense                              $           --      $           --      $        --
                                                      ================    ================    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001:

                                                 June 30, 2002    June 30, 2001
                                                 -------------    -------------
Deferred tax assets
   Net operating loss carryforwards              $     775,000    $     552,000
   Less valuation allowance                           (775,000)        (552,000)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

During the three months ended June 30, 2002 and 2001, the reserve for the deferred current tax asset increased by approximately $58,000 and $43,000, respectively.



                (Remainder of this page left blank intentionally)

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note K - Common Stock Transactions

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


Note K - Common Stock Transactions - Continued

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

On January 28, 2002, the Company registered 538,665 shares of common stock on a Form S-8 Registration Statement Under The Securities Act of 1933 for a
Consulting Agreement with an unrelated entity to provide web development services and maintain the Company's corporate internet web site for a fee of $8,000 per month payable in shares as registered on the Form S-8 filing.. Through August 13, 2002, the Company has issued an aggregate 399,998 shares under the Form S-8 Registration Statement. Each monthly issuance is charged to operations as consulting fees.

On February 21, 2002, the Company registered 303,000 shares of common stock on a Form S-8 Registration Statement Under The Securities Act of 1933 for a Consulting Agreement with an unrelated entity to provide strategic business and technology development consulting services for a fee of $4,500 per month payable in shares as registered on the Form S-8 filing.. Through August 13, 2002, the Company has issued an aggregate 171,000 shares under the Form S-8 Registration Statement. Each monthly issuance is charged to operations as consulting fees.

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

In May 2002, the Company issued an aggregate 3,150,000 shares of restricted, unregistered shares of common stock to its President, Chief Executive Officer and office personnel in lieu of cash compensation and as payment on accrued officer compensation. These shares were valued at $94,500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note K - Common Stock Transactions - Continued

In March 2002 and July 2002, the Company issued 250,000 and 300,000 shares of restricted, unregistered common stock to Daniel Wasserman , the Company's Executive Vice President and Managing Director of the Company's Global Defense Group in payment of certain employment contract obligations. The transactions were valued at approximately $15,000 and $9,000, respectively, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the settlement transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

During June and July 2002, the Company received an aggregate $80,000 cash in advance fundings for purchases of approximately 1,658,333 shares of restricted, unregistered common stock. These stock purchases are anticipated to be completed and issued in August 2002. As of June 30, 2002, the Company had received $45,000 in proceeds and these amounts are classified as working capital advances, a component of accounts payable, in the accompanying financial statements. Recognition of the equity transaction will be made at the time the transactions are completed.

In August 2002, the Company issued an aggregate 75,000 shares of restricted, unregistered common stock to three (3) individuals for various consulting and other services. These transactions were valued at approximately $6,700, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the settlement transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.


Note L - Stock Options

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

There were no exercise of any options from issue through June 30, 2002, or any period subsequent thereto. The following table summarizes all options granted from January 29, 2001 to June 30, 2002.

                Options     Options      Options       Options    Exercise price
                granted    exercised    terminated   outstanding     per share
             ----------   ----------    ----------   ----------     ----------
CEO options   1,000,000         --            --      1,000,000     $     0.10
COO options   1,000,000         --            --      1,000,000     $     0.10
             ----------   ----------    ----------   ----------     ----------

Totals        2,000,000         --            --      2,000,000
             ==========   ==========    ==========   ==========     ==========

The weighted average exercise price of all issued and outstanding options at June 30, 2002 is approximately $0.10.

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note L - Stock Options - Continued

These options were initially issued by AdZone Interactive, Inc. and became an obligation of the Company upon the August 10, 2001 business acquisition transaction between AdZone Interactive, Inc. and AdZone Research, Inc. At the date of issue, the common stock of AdZone Interactive was privately held, and accordingly, had no posted public market price. Subsequent to August 10, 2001, the underlying shares supporting the issued and outstanding options had a public market for valuation purposes.

The intrinsic value of the options granted was determined based on the fair values at the grant date(s), as prescribed by Statement of Financial Accounting Standards No. 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to the estimated fair value of the underlying shares at the grant date..

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was originally estimated by management to be one year, the expected volatility, which was based on management's estimates as there was no quoted or listed price on the Company's equity securities, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at the grant date(s).


Note M - Commitments and Contingencies

Litigation
----------

AdZone Interactive, Inc. is a party to a lawsuit filed against it by R. C. Auletta and Co., Inc. (Auletta) which was filed during 2001. Auletta is seeking fees in the amount of approximately $32,000 which were performed after the expiration of a contract for consulting services between AdZone Interactive, Inc. and Auletta. The Company is of the opinion that the lawsuit is without merit and has accrued an open unpaid balance due of approximately $600 as of the expiration date of the contract. A court date of October 6, 2002 has been set to hear this case.

Office facilities
-----------------

The Company conducts its administrative, development and marketing operations in leased facilities, located in Riverhead, New York, on a month-to-month lease at a rental rate of approximately $1,200 per month.

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

                              AdZone Research, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note M - Commitments and Contingencies - Continued

Consulting agreements
---------------------

In January 2002, the Company executed a one-year contract with an unrelated entity to provide web development services and maintain the Company's corporate internet web site for a fee of $8,000 per month payable in shares registered on a Form S-8 Registration Statement. Through August 13, 2002, the Company has issued an aggregate 399,998 shares under the Form S-8 Registration Statement. Each monthly issuance is charged to operations as consulting fees.

In February 2002, the Company executed a one-year contract with an unrelated entity to provide strategic business and technology development consulting services for a fee of $4,500 per month payable in shares as registered on a Form S-8 Registration Statement. Through August 13, 2002, the Company has issued an aggregate 171,000 shares under the Form S-8 Registration Statement. Each monthly issuance is charged to operations as consulting fees.

In April 2002, the Company entered into a one-year consulting agreement with NuQuest Consulting, Inc. pursuant to which NuQuest agreed to consult with and assist the Company with respect to the Company's business plan, its financial statements and other materials prepared for the purpose of obtaining equity financing, engaging in a public offering, and/or relating to the trading of the Company's common stock in the public markets. NuQuest also agreed to use reasonable efforts to seek and identify potential investors for the Company, to assist the Company in the consummation of any proposed financing, and to provide the Company with written reports of the status of its efforts on behalf of the Company. As compensation for its services, the Company agreed to issue to NuQuest warrants to purchase 900,000 shares of common stock, on a fully diluted basis. The warrants are exercisable at $0.15 per share, and the Company has agreed to file an S-8 Registration Statement with the Securities and Exchange Commission to register the shares underlying the warrants. In addition, the Company agreed to pay NuQuest cash compensation of $33,000 payable in monthly installments over the term of the contract. As of June 30, 2002, and subsequent thereto, the Company has not completed the preparation and filing of the required Form S-8 Registration Statement and has not made any cash payments.

On June 20, 2002, the Company signed a Financial Services Agreement with First American Financial Group, New York, New York, pursuant to which First American Financial Group agreed to attempt to complete a private placement of up to $5 million of the Company's 9% convertible preferred stock. As of the date of this Report, First American Financial Group has not introduced the Company to any proposed purchaser(s) of its convertible preferred stock, and management cannot provide any assurances that the Company will be able to complete such financing in the future. Through June 30, 2002, the Company has paid First American Financial Group approximately $5,000 in conjunction with this Agreement.





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

(3)  Results of Operations, Plan of Operation, Liquidity and Capital Resources

The Company, due to a lack of working capital, virtually suspended all activities during Fiscal 2002. The Company engaged in the leasing of one employee to Owl Data, Inc., an entity owned by the Company's CEO, Charles Cardona, at a rate equal to the employee's salary and all related payroll taxes. Due to the related party nature of this transaction, no income or expense is recognized on this transaction in the accompanying financial statements.

As the Company's business plan has not been fully implemented and, accordingly, the Company has not fully commenced operations, management is of the opinion that our current financial results, as reported in the accompanying financial statements, are not meaningful as an indication of future operations.

The Company incurred system production and maintenance expenses of approximately $9,800, including depreciation of approximately $3,500, for the three months ended June 30, 2002, as compared to approximately $21,000 for the same three month period of the prior fiscal year.

The Company incurred operating expenses of approximately $82,000, exclusive of officer's compensation for the three months ended June 30, 2002 as compared to approximately $25,000 for the same period of the prior fiscal year. The Company experienced shifts in categorical expenses including a decrease in selling and marketing expenses by approximately $10,000, an increase in consulting and professional fees of approximately $57,000 and an increase in other general and administrative costs of approximately $10,000. Note that the three month period ended June 30, 2001 experienced a reduction of other general and administrative expenses due to billing adjustments made by vendors in the reporting quarter.

For the three months ended June 30, 2002, the Company incurred a net loss of approximately $(172,000) as compared to a net loss of approximately $(128,000) for the three months ended June 30, 2001. Based on the weighted-average number of shares of common stock issued and outstanding at June 30, 2002 and 2001, respectively, the Company incurred a net loss per share of approximately $(x.xx) and $(x.xx).

Executive Compensation
----------------------

On January 29, 2001, the Company entered into an employment agreement with Charles Cardona to serve as the Company's Chief Executive Officer. The agreement covers the term from January 29, 2001 through December 31, 2002. The agreement requires annual compensation payments of 141,000 for the period from execution through December 31, 2001 and $156,000 for Calendar 2002. Further, the individual received a signing bonus of 250,000 shares of restricted, unregistered common stock upon execution of the agreement and will receive 100,000 shares of restricted, unregistered common stock at December 31, 2001 and 2002, respectively. This individual will also receive a commission of all self-generated sales equal to 10.0% of the gross billings.

On February 9, 2001, the Company entered into an employment agreement with John Cardona to serve as the Company's President and Chief Operating Officer. The agreement covers the term from February 9, 2001 through December 31, 2002. The agreement requires annual compensation payments of $141,000 for the period from execution through December 31, 2001 and $156,000 for Calendar 2002. This agreement also provides for quarterly qualitative bonuses of $15,000 in cash; a second year-end qualitative bonus of $25,000 and a profitability bonus (based on the Company achieving profitable operations) of $100,000 cash and 250,000 shares of restricted, unregistered common stock. Further, the individual received a signing bonus of 250,000 shares of restricted, unregistered common stock upon execution of this agreement and will receive 100,000 shares of restricted, unregistered common stock at December 31, 2001 and 2002, respectively. This individual will also receive a commission on all self-generated sales equal to 10.0% of the gross billings.

In the event that the Company is unable to fund weekly scheduled payroll checks, the Company is obligated to pay a penalty equal to three (3) times the weekly gross earnings in restricted, unregistered common stock valued at $0.05 per share. All unpaid compensation will remain as an accrued obligation of the Company.

In May 2002, the Company issued an aggregate 3,150,000 shares of restricted, unregistered shares of common stock to its President, Chief Executive Officer and office personnel in lieu of cash compensation and as payment on accrued officer compensation. These shares were valued at $94,500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

Liquidity
---------

The Company had approximately $3,000 in available cash at June 30, 2002 as compared to $-0- at March 31, 2002 and approximately $1,900 at June 30, 2001. The Company attempts to maintain a cash balance sufficient to sustain corporate operations until such time as management can raise the funding necessary to advance its business plan.

Liquidity during Fiscal 2001 and 2002 was provided principally through the unregistered sales of equity securities. Total proceeds from these sales were approximately $40,000 during Fiscal 2002 and approximately $890,000 during Fiscal 2001.

During June and July 2002, the Company received an aggregate $80,000 cash in advance fundings for purchases of approximately 1,658,333 shares of restricted, unregistered common stock. These stock purchases are anticipated to be completed and issued in August 2002. As of June 30, 2002, the Company had received $45,000 in proceeds and these amounts are classified as working capital advances, a component of accounts payable, in the accompanying financial statements. Recognition of the equity transaction will be made at the time the transactions are completed.

Additional funding from either the sale of equity securities or advances from shareholders will be necessary to support future maintenance of the corporate entity and development of the Company's business plan.

The Company, due to it's lack of working capital, has no definitive capital requirements for future periods. However, the infusion of additional capital and/or increased immediate demands for the Company's services will certainly require additional investment in computer hardware to handle the processing load required by the Company's customers. The ultimate amount and timing of this potential investment is unknown at this time.

Plan of Operation
-----------------

The Company's operations focus on mining of data and other information through the monitoring and review of internet websites developed and maintained by independent third parties worldwide. These extracted data elements are then used to provide various market research statistics and other focused information as guided by the Company's clientele. The Company has initially identified two key consumers of the Company's product: advertising research and Federal/State governments

The Company will face considerable risk in each of its future business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated web site decoding, difficulty in completing key business acquisitions, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market.

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


Part II - Other Information

Item 1 - Legal Proceedings

     AdZone Interactive, Inc. is a party to a lawsuit filed against it by R. C. Auletta and Co., Inc. (Auletta) which was filed during 2001. Auletta is seeking fees in the amount of approximately $32,000 which were performed after the expiration of a contract for consulting services between AdZone Interactive, Inc. and Auletta. The Company is of the opinion that the lawsuit is without merit and has accrued an open unpaid balance due of approximately $600 as of the expiration date of the contract. A court date of October 6, 2002 has been set to hear this case.

Item 2 - Changes in Securities

     In May 2002, the Company issued 10,000 shares of restricted, unregistered common stock to John Conley, an unrelated individual, for advisory services and membership on a corporate advisory board. These shares were valued at $500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

     In May 2002, the Company issued an aggregate 3,150,000 shares of restricted, unregistered shares of common stock to John Cardona, its President (1,500,000 shares); Charles Cardona, it's Chief Executive Officer (1,500,000 shares) and Valerie Cardona, it's office administrator and mother of John and Charles Cardona (150,000 shares) in lieu of cash compensation and as payment on accrued officer compensation. These shares were valued at $94,500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

     In July 2002, the Company issued 300,000 shares of restricted, unregistered common stock to Daniel Wasserman, the Company's Executive Vice President and Managing Director of the Company's Global Defense Group in payment of certain employment contract obligations. The transaction was valued at approximately $9,000, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the settlement transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

     On January 28, 2002, the Company registered 538,665 shares of common stock on a Form S-8 Registration Statement Under The Securities Act of 1933 for a Consulting Agreement with Communique Media Services International, Inc. and/or Leonard Braumberger, of Blaine Washington, an unrelated entity to provide web development services and maintain the Company's corporate internet web site for a fee of $8,000 per month payable in shares as registered on the Form S-8 filing.. During the period from April 1, 2002 through June 30, 2002, the Company issued 159,999 shares of common stock in payment for services rendered pursuant to this Consulting Agreement. Each monthly issuance is charged to operations as consulting fees.

     On February 21, 2002, the Company registered 303,000 shares of common stock on a Form S-8 Registration Statement Under The Securities Act of 1933 for a Consulting Agreement with International Standard Consulting Corporation and/or Dave Grandy, of Vancouver, British Columbia, Canada, an unrelated entity to provide strategic business and technology development consulting services for a fee of $4,500 per month payable in shares as registered on the Form S-8 filing. During the period from April 1, 2002 through June 30,

     2002, the Company issued 78,000 shares of common stock in payment for services rendered pursuant to this Consulting Agreement. Each monthly issuance is charged to operations as consulting fees.

     During June and July 2002, the Company received an aggregate $80,000 cash in advance fundings for purchases of approximately 1,658,333 shares of restricted, unregistered common stock. These stock purchases are anticipated to be completed and issued in August 2002. As of June 30, 2002, the Company had received $45,000 in proceeds and these amounts are classified as working capital advances, a component of accounts payable, in the accompanying financial statements. Recognition of the equity transaction will be made at the time the transactions are completed.

     In August 2002, the Company issued an aggregate 75,000 shares of restricted, unregistered common stock to Keith Peters, Elizabeth Neese and Jack Kratoville, three (3) unrelated individuals, for various consulting and other services. These transactions were valued at approximately $6,700, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the settlement transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits
     99.1 CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


   Reports on Form 8-K
     None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           AdZone Research, Inc.

Date: August 13, 2002                                 /s/ Charles A. Cardona III
      ---------------                          ---------------------------------
                                                          Charles A. Cardona III
                                               Chairman, Chief Executive Officer
                                                     and Chief Financial Officer