Form 10QSB
period 2002-09-30
ADZONE RESEARCH INC
filed 2002-11-14
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    For the quarterly period ended September 30, 2002

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

              4062-80 Grumman Boulevard, Calverton, New York 11933
                    (Address of principal executive offices)

                                 (631) 369-1100
                           (Issuer's telephone number)

                     211 Roanoke Avenue, Riverhead, NY 11901
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 13, 2002: 35,993,128

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                              ADZONE RESEARCH, INC.
                          (a development stage company)

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements                                            3

   Item 2. Management's Discussion and Analysis or Plan of Operation      24

   Item 3. Controls and Procedures                                        27

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                              27

   Item 2. Changes in Securities                                          27

   Item 3. Defaults Upon Senior Securities                                28

   Item 4. Submission of Matters to a Vote of Security Holders            28

   Item 5. Other Information                                              28

   Item 6. Exhibits and Reports on Form 8-K                               28

SIGNATURES                                                                29

ITEM 1 - PART 1 - FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                           September 30, 2002 and 2001

                                   (UNAUDITED)

                                                           September 30,        September 30,
                                                               2002                 2001
                                                            -----------          -----------
ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                  $     1,760          $        --
  Accounts receivable - trade,
   net of allowance for doubtful accounts
   of approximately $-0- and $-0-, respectively                      --                  890
  Prepaid expenses and other                                     35,225               28,188
                                                            -----------          -----------
       TOTAL CURRENT ASSETS                                      36,985               29,078
                                                            -----------          -----------

PROPERTY AND EQUIPMENT - AT COST                                 60,752               60,252
  Accumulated depreciation                                      (40,725)             (23,678)
                                                            -----------          -----------
       NET PROPERTY AND EQUIPMENT                                20,027               36,574
                                                            -----------          -----------

OTHER ASSETS                                                        389                2,190
                                                            -----------          -----------

TOTAL ASSETS                                                $    57,401          $    67,842
                                                            ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Cash overdraft                                            $        --          $       529
  Notes payable                                                  65,958               50,000
  Accounts payable - trade                                      165,173              107,419
  Accrued interest payable                                        1,398                   --
  Advances from officers                                          2,724               20,573
  Accrued officer compensation                                  386,040              203,718
                                                            -----------          -----------

TOTAL LIABILITIES                                               621,293              382,239
                                                            -----------          -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock - $0.001 par value 20,000,000 shares
   authorized none issued and outstanding                            --                   --
  Common stock - $0.001 par value 100,000,000 shares
   authorized  35,993,128 and 25,519,439 shares
   issued and outstanding, respectively                          35,993               25,519
  Additional paid-in capital                                  1,942,843            1,401,601
  Deficit accumulated during the development stage           (2,542,728)          (1,741,517)
                                                            -----------          -----------

TOTAL SHAREHOLDERS' EQUITY                                     (563,892)            (314,397)
                                                            -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $    57,401          $    67,842
                                                            ===========          ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           Six and Three months ended September 30, 2002 and 2001 and
  Period from February 28, 2000 (date of inception) through September 30, 2002

                                   (UNAUDITED)

                                                                                                            Period from
                                                                                                          February 28, 2000
                                            Six months      Six months     Three months   Three months   (date of inception)
                                              ended           ended           ended           ended            through
                                           September 30,   September 30,   September 30,   September 30,    September 30,
                                               2002            2001            2002            2001             2002
                                           -----------     -----------     -----------     -----------      -----------
REVENUES                                   $        --     $     6,347     $        --     $     6,290      $    84,006
                                           -----------     -----------     -----------     -----------      -----------
PRODUCTION EXPENSES
  Salaries, wages and related costs             19,796             803          19,796              --          554,822
  Direct occupancy and operating expenses       26,966          30,455          20,664          13,718          245,469
  Depreciation                                   7,084           7,084           3,542           3,542           34,096
                                           -----------     -----------     -----------     -----------      -----------
     Total production expenses                  53,846          38,342          44,002          17,260          834,387
                                           -----------     -----------     -----------     -----------      -----------
GROSS PROFIT                                   (53,846)        (31,995)        (44,002)        (10,971)        (750,381)
                                           -----------     -----------     -----------     -----------      -----------
OPERATING EXPENSES
  Selling and marketing costs
    Salaries, wages and related costs               --              50              --              --          326,458
    Direct occupancy and operating
     expenses                                   23,857          42,814           7,592          16,454          361,314
  General and administrative costs
    Officers compensation                      117,108         155,718          39,321          78,285          506,040
    Consulting and professional fees           203,210           4,185         144,816           3,185          470,455
    Other general and administrative
     costs                                      18,097           3,206          11,261           5,266           54,274
  Compensation expense related to
   common stock issuances at
   less than "fair value"                       12,087              --          12,087              --           12,837
  Depreciation                                   1,309           1,570             655             785           10,655
                                           -----------     -----------     -----------     -----------      -----------
     Total operating expenses                  375,668         207,543         215,732         103,975        1,742,033
                                           -----------     -----------     -----------     -----------      -----------

LOSS FROM OPERATIONS                          (429,514)       (239,538)       (259,734)       (114,946)      (2,492,414)
OTHER INCOME (EXPENSE)                          (5,719)         (6,114)         (3,524)         (5,109)         (50,314)
                                           -----------     -----------     -----------     -----------      -----------

NET LOSS                                      (435,233)       (245,652)       (263,258)       (120,055)      (2,542,728)
OTHER COMPREHENSIVE LOSS                            --              --              --              --               --
                                           -----------     -----------     -----------     -----------      -----------

COMPREHENSIVE LOSS                         $  (435,233)    $  (245,652)    $  (263,258)    $  (120,055)     $(2,542,728)
                                           ===========     ===========     ===========     ===========      ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           Six and Three months ended September 30, 2002 and 2001 and
  Period from February 28, 2000 (date of inception) through September 30, 2002

                                   (UNAUDITED)

                                                                                                            Period from
                                                                                                          February 28, 2000
                                            Six months      Six months     Three months   Three months   (date of inception)
                                              ended           ended           ended           ended            through
                                           September 30,   September 30,   September 30,   September 30,    September 30,
                                               2002            2001            2002            2001             2002
                                           -----------     -----------     -----------     -----------      -----------
COMPREHENSIVE LOSS                         $ (435,233)     $ (245,652)     $ (263,258)     $ (120,055)      $(2,542,728)
                                           ==========      ==========      ==========      ==========       ===========
Netloss per weighted-average share of
 common stock outstanding, computed on
 Net Loss - basic and fully diluted        $    (0.01)     $    (0.01)     $    (0.01)     $    (0.01)      $     (0.10)
                                           ==========      ==========      ==========      ==========       ===========
Weighted-average number of shares of
 common stock outstanding - basic and
 fully diluted                             30,363,929      25,931,035      32,820,139      25,790,105        24,377,237
                                           ==========      ==========      ==========      ==========       ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                           through September 30, 2002

                                   (UNAUDITED)

                                                                                  Deficit
                                                                                accumulated
                                            Common Stock          Additional      in the         Stock
                                        --------------------        paid-in     development   subscription
                                        Shares        Amount        capital        stage       receivable      Total
                                        ------        ------        -------        -----       ----------      -----
INITIAL CAPITALIZATION
 FEBRUARY 28, 2000                          170     $      150    $       --    $        --    $      --    $       150
 Effect of September 10, 2000
  125,000 for 1 forward stock split
  and change to $0.001 par value
  from no par value                  21,249,830         21,100       (21,100)            --           --             --

February 29, 2000 private
 placement of common stock                   30      1,000,000            --             --     (600,000)       400,000
 Effect of September 10, 2000
  125,000 for 1 forward stock split
  and change to $0.001 par value
  from no par value                   3,749,970       (996,250)      996,250             --           --             --
 Less costs of raising capital               --             --       (12,500)            --           --        (12,500)

Net loss for the period                      --             --            --        (35,822)          --        (35,822)
                                     ----------     ----------    ----------    -----------    ---------    -----------

BALANCES AT MARCH 31,2000            25,000,000         25,000       962,650        (35,822)    (600,000)       351,828

Cash received on stock
 subscription receivable                     --             --            --             --      600,000        600,000

November 30, 2000 private
 placement of common stock              666,665            667       289,333             --           --        290,000
Less costs and expenses of raising
 capital                                     --             --      (188,500)            --           --       (188,500)

Common stock issued for:
  Costs and expenses of raising
   capital                              400,000            400       175,600             --           --        176,000
  Prepaid interest on loan              250,000            250        31,000             --           --         31,250
  Employee wages and bonuses          1,095,000          1,095        64,605             --           --         65,700
  Officer bonus                         500,000            500        29,500             --           --         30,000
  Professional services                 107,000            107         6,313             --           --          6,420

Net loss for the year                        --             --            --     (1,460,043)          --     (1,460,043)
                                     ----------     ----------    ----------    -----------    ---------    -----------
BALANCES AT MARCH 31, 2001
 PRE-ACQUISITION                     28,018,665     $   28,019    $1,370,501    $(1,495,865)   $      --    $   (97,345)
                                     ==========     ==========    ==========    ===========    =========    ===========

                                  - CONTINUED -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                           through September 30, 2002

                                   (UNAUDITED)

                                                                                    Deficit
                                                                                  accumulated
                                             Common Stock          Additional       in the         Stock
                                         --------------------        paid-in      development   subscription
                                         Shares        Amount        capital         stage       receivable     Total
                                         ------        ------        -------         -----       ----------     -----

BALANCES AT MARCH 31, 2001
 PRE ACQUISITION                         28,018,665    $ 28,019    $ 1,370,501    $(1,495,865)    $   --    $ (97,345)

Conversion of AdZone Interactive, Inc.
 common stock to AdZone Research, Inc.
 common stock                           (10,018,643)    (10,019)        10,019             --         --           --

Effect of reverse merger with
 AdZone Research, Inc.                    5,346,000       5,346         (5,346)            --         --           --
                                        -----------    --------    -----------    -----------     ------    ---------
BALANCES AT MARCH 31, 2001
 POST ACQUISITION                        23,346,022      23,346      1,375,174     (1,495,865)        --      (97,345)

Issuance of common stock for
 Conversion of short-term debt              360,000         360         21,240             --         --       21,600
Cash                                        744,442         744         39,656             --         --       40,400
Lawsuit settlement                          500,000         500         19,500             --         --       20,000
Consulting and Legal
 fees and services                        1,531,666       1,532        115,668             --         --      117,200

Net loss for the year                            --          --             --       (611,630)        --     (611,630)
                                        -----------    --------    -----------    -----------     ------    ---------

BALANCES AT MARCH 31, 2002               26,482,130      26,482      1,571,238     (2,107,495)        --     (509,775)

Issuance of common stock for
  Cash                                    1,200,000       1,200        108,780             --         --      109,980
  Consulting fees and services            4,880,998       4,881        165,755             --         --      170,636
  Payment of officer and
   staff salaries                         3,430,000       3,430         97,070             --         --      100,500

Net loss for the period                          --          --             --       (435,233)        --     (435,233)
                                        -----------    --------    -----------    -----------     ------    ---------

BALANCES AT SEPTEMBER 30, 2002           35,993,128    $ 35,993    $ 1,942,843    $(2,542,728)    $   --    $(563,892)
                                        ===========    ========    ===========    ===========     ======    =========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                Six months ended September 30, 2002 and 2001 and
  Period from February 28, 2000 (date of inception) through September 30, 2002

                                   (UNAUDITED)

                                                                                         Period from
                                                                                       February 28, 2000
                                                     Six months        Six months     (date of inception)
                                                       ended             ended             through
                                                    September 30,     September 30,      September 30,
                                                        2002               2001              2002
                                                     -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                            $  (435,233)      $  (245,652)      $(2,542,728)
  Adjustments to reconcile net loss to
   net cash provided by operating activities
     Depreciation and amortization                         8,393             8,654            44,751
     Loss on disposition of equipment                         --                --            15,816
     Compensation expense related to common
      stock issuances at less than "fair value"           12,087                --            12,837
     Common stock issued for
       Salaries, wages and bonuses                        10,500                --           106,200
       Professional fees                                 153,836                --           277,206
       Interest expense                                    3,750             3,750            13,125
       Lawsuit settlement                                     --                --            20,000
     (Increase) Decrease in
       Accounts receivable - trade                            --              (890)               --
       Deposits and other assets                           1,801            33,990              (390)
     Increase (Decrease) in
       Accounts payable and accrued liabilities           43,775             5,539           181,131
       Accrued officers compensation                     117,108           155,719           476,040
       Accrued interest payable                              320                --             1,398
                                                     -----------       -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                    (83,663)          (38,890)       (1,394,614)
                                                     -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid to purchase property and equipment              (500)               --           (86,493)
  Cash received on disposition of equipment                   --                --             5,900
                                                     -----------       -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                       (500)               --           (80,593)
                                                     -----------       -----------       -----------

                                  - CONTINUED -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                Six months ended September 30, 2002 and 2001 and
  Period from February 28, 2000 (date of inception) through September 30, 2002

                                   (UNAUDITED)


                                                                                         Period from
                                                                                       February 28, 2000
                                                   Six months         Six months      (date of inception)
                                                     ended              ended              through
                                                  September 30,      September 30,       September 30,
                                                      2002                2001               2002
                                                   -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in cash overdraft                    --                 529                  --
  Net cash activity on officer advances               (11,970)              5,762               2,424
  Principal received from notes payable                    --                  --              71,600
  Sale of common stock                                 97,893              28,600           1,427,943
  Cash paid for costs and expenses
   related to raising capital                              --                  --             (25,000)
                                                  -----------         -----------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES              85,923              34,891           1,476,967
                                                  -----------         -----------         -----------

INCREASE (DECREASE) IN CASH                             1,760              (3,999)              1,760

Cash at beginning of period                                --               3,999                  --
                                                  -----------         -----------         -----------

CASH AT END OF PERIOD                             $     1,760         $        --         $     1,760
                                                  ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
  Interest paid for the period                    $     1,649         $     2,364         $        --
                                                  ===========         ===========         ===========
  Income taxes paid for the period                $        --         $        --         $        --
                                                  ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Common stock issued for prepaid
   consulting fees                                $    16,800         $        --         $    16,800
                                                  ===========         ===========         ===========
  Common stock issued for prepaid interest        $        --         $        --         $    31,250
                                                  ===========         ===========         ===========
  Common stock issued in repayment of
   short-term debt                                $        --         $        --         $    21,600
                                                  ===========         ===========         ===========
  Common stock issued to pay accrued
   officer compensation                           $    90,000         $        --         $    90,000
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

Adzone Interactive, Inc. (AdZone) was initially incorporated as Web-AdNet.com. Inc. under the laws of the State of New York on February 28, 2000. The Company was formed to extract various data elements through the monitoring and review of internet websites developed and maintained by independent third parties w These extracted data elements are then used to provide various market research statistics and other focused information as guided by the Company's clientele.

The Company's business plan has not been fully implemented and, accordingly, has not fully commenced operations. The Company has had no substantial operations or substantial assets since inception and is considered to be in the development stage.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. AdZone originally elected a year-end of December 31. Concurrent with the August 10, 2001 business combination transaction, the Company's Board of Directors changed AdZone's yend to March 31. The accompanying financial statements reflect the Company's year-end of March 31 as of the first day of the first period presented.

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

NOTE C - GOING CONCERN UNCERTAINTY

During August 2001, the Company entered into a business combination transaction with AdZone Interactive, Inc., a privately-owned New York corporation. This transaction effected a change in control of the Company. Accordingly, the Company abandoned it's initial business plan of developing an internet web site that would offer professional space planning and design, pricing information and direct ordering of modular office furniture systems. Subsequent to the August 2001 change in control, management adopted the existing business plan of AdZone Interactive, Inc. as that of the continuing operation. Management is of the opinion that being a publicly- owned entity will enhance acceptance of the Company's products and, potentially, attract additional equity capital.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

Accordingly, the Company has been dependent on short-term loans from shareholders, officers and affiliates and/or additional private placements of equity securities to provide sufficient working capital to maintain the iof the corporate entity.

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

7. INCOME TAXES

   The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are ethe result of temporary differences.

   Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of September 30, 2002 and 2001, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

8. LOSS PER SHARE

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002 and 2001, respectively, the Company's outstanding stock options are deemed to be anti-dilutive due to the Company's net operating loss position.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2002 and 2001

                                     September 30,  September 30,
                                         2002           2001      Estimated life
                                         ----           ----      --------------

Computer equipment                     $ 50,748       $ 50,248        3 years
Office furniture and other equipment     10,004         10,004        7 years
                                       --------       --------
                                         60,752         60,252
Less accumulated depreciation           (36,529)       (23,678)
                                       --------       --------

Net property and equipment             $ 24,223       $ 36,574
                                       ========       ========

Depreciation expense for the six months ended September 30, 2002 and 2001 and the period from February 28, 2000 (date of inception) through September 30, 2002 was approximately $8,393, $8.654 and $44,751, respectively.

NOTE G - NOTES PAYABLE

Notes payable consists of the following at September 30, 2002 and 2001, respectively:

                                                   September 30,   September 30,
                                                       2002            2001
                                                   -------------   -------------

$50,000 installment note payable to an individual.
  Interest imputed at 15.0% and paid in advance
  with the issuance of 250,000 shares of
  restricted, unregistered common stock to the
  lender. Payable in monthly installments of
  $1,000 commencing September 1, 2001 and each
  successive month until paid in full. Scheduled
  payments are in default at September 30, 2002
  and the entire amount is classified as "current"
  in the accompanying financial statements.
  Unsecured.                                           $50,000         $50,000

$15,958 promissory note payable to a law firm.
  Interest at 9.0%. Payable in full on June 30,
  2001. Scheduled payments are in default at
  September 30, 2002 and the entire amount is
  classified as "current" in the accompanying
  financial statements. Secured by 150,000 shares
  of common stock owned by the Company's Chief
  Operating Officer.                                    15,958              --
                                                       -------         -------

                                                       $65,958         $50,000
                                                       =======         =======

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

As of September 30, 2002 and 2001, total cumulative amounts unpaid under these agreements are as follows:

                                          September 30,      September 30,
                                              2002               2001
                                          -------------      -------------
Officer compensation                        $386,040           $203,718
                                            ========           ========

Future amounts due under the employment agreements are as follows:

                                        Year ending
                                         March 31,               Amount
                                         ---------               ------
                                           2003                $  302,000
                                           2004                   322,000
                                           2005                   416,000
                                                               ----------
                                           Totals              $1,040,000
                                                               ==========

                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - INCOME TAXES

The components of income tax (benefit) expense for the six months ended September 30, 2002 and 2001 and for the period from February 28, 2000 (date of inception) through September 30, 2002, respectively, are as follows:

                                                                Period from
                                                             February 28, 2000
                         Six months         Six months      (date of inception)
                           ended              ended             through
                        September 30,      September 30,      September 30,
                            2002               2001               2002
                        -------------      -------------      -------------
Federal:
  Current                 $     --           $     --           $     --
  Deferred                      --                 --                 --
                          --------           --------           --------
                                --                 --                 --
                          --------           --------           --------
State:
  Current                       --                 --                 --
  Deferred                      --                 --                 --
                          --------           --------           --------
                                --                 --                 --
                          --------           --------           --------
Totals                    $     --           $     --           $     --
                          ========           ========           ========

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $2,540,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the six month periods ended September 30, 2002 and 2001 and for the period from February 28, 2000 (date of inception) through September 30, 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                              Period from
                                                                                            February 28, 2000
                                                           Six months        Six months    (date of inception)
                                                             ended             ended            through
                                                          September 30,     September 30,     September 30,
                                                              2002             2001              2002
                                                          -------------     -------------     -------------
Statutory rate applied to loss before income taxes         $(148,000)        $ (84,000)        $(865,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                              --                --                --
  Other, including reserve for deferred tax asset            148,000            84,000           865,000
                                                           ---------         ---------         ---------

      Income tax expense                                   $      --         $      --         $      --
                                                           =========         =========         =========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001:
                                             September 30,       September 30,
                                                 2002               2001
                                             -------------       -------------
Deferred tax assets
  Net operating loss carryforwards            $ 865,000           $ 592,000
  Less valuation allowance                     (865,000)           (592,000)
                                              ---------           ---------

    Net Deferred Tax Asset                    $      --           $      --
                                              =========           =========

During the six months ended September 30, 2002 and 2001, the reserve for the deferred current tax asset increased by approximately $148,000 and $84,000, respectively.

NOTE K - COMMON STOCK TRANSACTIONS

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

In August 2001, the Company issued 100,000 shares of restricted, unregistered common stock to an ifor $7,000 cash. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In September 2001, the Company issued 500,000 shares of restricted, unregistered common stock to an unrelated company in settlement of a breach of contract and non-competition agreement between the Company's President and the President's former employer. This transaction was valued at approximately $20,000, which was eto or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the settlement transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

In March 2002 and July 2002, the Company issued 250,000 and 300,000 shares of restricted, unregistered common stock to Daniel Wasserman , the Company's Executive Vice President and Managing Director of the Cs Global Defense Group in payment of certain employment contract obligations. The transactions were valued at approximately $15,000 and $9,000, respectively, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the settlement transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

During June and July 2002, the Company received an aggregate approximate $80,000 cash for purchases of approximately 1,658,333 shares of restricted, unregistered common stock. These sales were at prices equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon
Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

On August 16, 2002, the Company registered 5,600,000 shares of common stock on a Form S-8 Registration Statement Under The Securities Act of 1933 for the 2002 Non-Qualified Stock Award and Option Plan and Various Consulting Agreements for professional services. Through September 30, 2002, the Company has issued an aggregate 3,665,000 shares under the Form S-8 Registration Statement. Each respective issue is charged to operations as either consulting fees, legal fees or, in the case of advance payments, to prepaid expenses at the closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of issue.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

In September 2002, the Company issued an aggregate 60,000 shares of restricted, unregistered common stock to two individuals assisting the Company with technical support during the relocation of the Company's corporate offices. These transactions were valued at approximately $1,500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the settlement transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In September 2002, the Company issued an aggregate 291,666 shares of restricted, unregistered common stock to two individuals as bonus compensation related to various projects undertaken by the Company to test and further develop it's internal software product for utilization in the Company's internet data mining research capabilities for potential private and public sector clients in order to provide research information for various private and public sector purposes.

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

There were no exercise of any options from issue through September 30, 2002, or any period subsequent thereto. The following table summarizes all options granted from January 29, 2001 to September 30, 2002.

                 Options     Options     Options       Options    Exercise price
                 granted    exercised   terminated   outstanding    per share
                 -------    ---------   ----------   -----------    ---------
CEO options     1,000,000         --          --      1,000,000      $ 0.10
COO options     1,000,000         --          --      1,000,000      $ 0.10
                ---------     ------      ------      ---------

Totals          2,000,000         --          --      2,000,000
                =========     ======      ======      =========

The weighted average exercise price of all issued and outstanding options at September 30, 2002 is approximately $0.10.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE L - STOCK OPTIONS - CONTINUED

The intrinsic value of the options granted was determined based on the fair values at the grant date(s), as prescribed by Statement of Financial Accounting Standards No. 123, the Company's net loss and net loss per share wnot have changed significantly as the exercise price of the options was relatively equivalent to the estimated fair value of the underlying shares at the grant date..

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

NOTE M - COMMITMENTS AND CONTINGENCIES

LITIGATION

AdZone Interactive, Inc. is a party to a lawsuit filed against it by R. C. Auletta and Co., Inc. (Auletta) which was filed during 2001. Auletta is seeking fees in the amount of approximately $32,000 which were performed after the expiration of a contract for consulting services between AdZone Interactive, Inc. and Auletta. The Company is of the opinion that the lawsuit is without merit and has accrued an open unpaid balance due of approximately $600 as of the expiration date of the contract. A court date was held on October 6, 2002 and a settlement was reached, pending completion of all appropriate documentation. As of the date of this filing, the appropriate settlement documentation has not been completed and executed. No adverse effect on the financial condition of the Company should occur on the ultimate settlement of this matter.

OFFICE FACILITIES

On September 14, 2002, the Company executed a new long-term operating lease agreement for office space to house the Company's administrative, development and marketing operations located in Calverton, New York. The lease is for an initial term of 60 months at a rate of approximately $1,800 per month for Year 1, approximately $1,850 per month for Year 2; approximately $2,418 per month for Year 3; approximately $2,545 per month for Year 4 and approximately $2,625 per month for Year 5.

CONSULTING AGREEMENTS

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

CONSULTING AGREEMENTS - CONTINUED

In April 2002, the Company entered into a one-year consulting agreement with NuQuest Consulting, Inc. pursuant to which NuQuest agreed to consult with and assist the Company with respect to the Company's business pits financial statements and other materials prepared for the purpose of obtaining equity financing, engaging in a public offering, and/or relating to the trading of the Company's common stock in the public markets. Nalso agreed to use reasonable efforts to seek and identify potential investors for the Company, to assist the Company in the consummation of any proposed financing, and to provide the Company with written reports of the status of its efforts on behalf of the Company. As compensation for its services, the Company agreed to issue to NuQuest warrants to purchase 900,000 shares of common stock, on a fully diluted basis. The warrants are exercisable at $0.15 per share, and the Company has agreed to file an S-8 Registration Statement with the Securities and Exchange Commission to register the shares underlying the warrants. In addition, the Company agreed to pay NuQuest cash compensation of $33,000 payable in monthly installments over the term of the contract. As of June 30, 2002, and subsequent thereto, the Company has not completed the preparation and filing of the required Form S-8 Registration Statement and has not made any cash payments.

On June 20, 2002, the Company signed a Financial Services Agreement with First American Financial Group, New York, New York, pursuant to which First American Financial Group agreed to attempt to complete a private placement of up to $5 million of the Company's 9% convertible preferred stock. As of the date of this RFirst American Financial Group has not introduced the Company to any proposed purchaser(s) of its convertible preferred stock, and management cannot provide any assurances that the Company will be able to complete such financing in the future. Through June 30, 2002, the Company has paid First American Financial Group approximately $5,000 in conjunction with this Agreement.


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

(2) GENERAL COMMENTS

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

The Company follows the accrual basis of accounting in accordance accounting principles generally accepted in the United States of America. AdZone originally elected a year-end of December 31. Concurrent with the August 10, 2001 business combination transaction, the Company's Board of Directors changed AdZone's yend to March 31. The accompanying financial statements reflect the Company's year-end of March 31 as of the first day of the first period presented.

The Company's business plan has not been fully implemented and, accordingly, has not fully commenced operations. The Company has had no substantial operations or substantial assets since inception and is considered to be in the development stage.

(3) RESULTS OF OPERATIONS, PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

The Company, due to a lack of working capital, significantly reduced all activities during Fiscal 2002. The Company engaged in the leasing of one employee to Owl Data, Inc., an entity owned by Charles Cardona, the Company's CEO, at a rate equal to the employee's salary and all related payroll taxes. Due to the related party nature of this transaction, no income or expense is recognized on this transaction in the accompanying financial statements.

During the third quarter of Calendar 2002, the Company performed certain enhancements and tests of it's software product for enhancements to the Company's internet data mining research capabilities to provide data and information for various potential private and public sector client purposes. These enhancements and tests proved successful and management anticipates that various public and private sector contracts should materialize in the last quarter of Calendar 2002.

As the Company's business plan has not been fully implemented and, accordingly, the Company has not fully commenced operations, management is of the opinion that our current financial results, as reported in the accompanying financial statements, are not meaningful as an indication of future operations.

The Company incurred system production and maintenance expenses of approximately $53,800, including depreciation of approximately $7,100, for the six months ended September 30, 2002, as compared to approximately $38,300 for the same six month period of the prior fiscal year.

The Company incurred operating expenses of approximately $258,600, exclusive of officer's compensation for the six months ended September 30, 2002 as compared to approximately $51,800 for the same period of the prior fiscal year. The Company experienced shifts in categorical expenses including a decrease in selling and marketing expenses by approximately $10,000, an increase in consulting and professional fees of approximately $200,000 and an increase in other general and administrative costs of approximately $15,000. Note that the three month period ended June 30, 2001 experienced a reduction of other general and administrative expenses due to billing adjustments made by vendors in the reporting quarter.

For the six months ended September 30, 2002, the Company incurred a net loss of approximately $(435,000) as compared to a net loss of approximately $(246,000) for the six months ended September 30, 2001. Based on the weighted-average number of shares of common stock issued and outstanding at September 30, 2002 and 2001, respectively, the Company incurred a net loss per share of approximately $(0.01) and $(0.01).

EXECUTIVE COMPENSATION

On January 29, 2001, the Company entered into an employment agreement with Charles Cardona to serve as the Company's Chief Executive Officer. The agreement covers the term from January 29, 2001 through December 31, 2002. The agreement requires annual compensation payments of 141,000 for the period from execution through December 31, 2001 and $156,000 for Calendar 2002. Further, Charles Cardona received a signing bonus of 250,000 shares of restricted, unregistered common stock upon execution of the agreement and will receive 100,000 shares of restricted, unregistered common stock at December 31, 2001 and 2002, respectively. Charles Cardona will also receive a commission of all self-generated sales equal to 10.0% of the gross billings.

On February 9, 2001, the Company entered into an employment agreement with John Cardona to serve as the Company's President and Chief Operating Officer. The agreement covers the term from February 9, 2001 through December 31, 2002. The agreement requires annual compensation payments of $141,000 for the period from execution through December 31, 2001 and $156,000 for Calendar 2002. This agreement also provides for quarterly qualitative bonuses of $15,000 in cash; a second year-end qualitative bonus of $25,000 and a profitability bonus (based on the Company achieving profitable operations) of $100,000 cash and 250,000 shares of restricted, unregistered common stock. Further, John Cardona received a signing bonus of 250,000 shares of restricted, unregistered common stock upon execution of this agreement and will receive 100,000 shares of restricted, unregistered common stock at December 31, 2001 and 2002, respectively. John Cardona will also receive a commission on all self-generated sales equal to 10.0% of the gross billings.

In the event that the Company is unable to fund weekly scheduled payroll checks, the Company is obligated tpay a penalty equal to three (3) times the weekly gross earnings in restricted, unregistered common stock valued at $0.05 per share. All unpaid compensation will remain as an accrued obligation of the Company.

In May 2002, the Company issued an aggregate 3,150,000 shares of restricted, unregistered shares of common stock to John Cardona (its President), Charles Cardona (its Chief Executive Officer) and other office personnel in lieu of cash compensation and as payment on accrued officer compensation. These shares were valued at $94,500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

LIQUIDITY

The Company had approximately $1,760 in available cash at September 30, 2002 as compared to $-0- at March 31, 2002 and approximately $-0- at September 30, 2001. The Company attempts to maintain a cash balance sufficient to sustain corporate operations until such time as management can raise the funding necessary to advance its business plan.

Liquidity during Fiscal 2001 and 2002 was provided principally through the unregistered sales of equity securities. Total proceeds from the sale of equity securities totaled approximately $97,900 during the year-to-date pin Fiscal 2002 and approximately $890,000 during Fiscal 2001.

During June and July 2002, the Company received an aggregate approximate $80,000 cash for purchases of approximately 1,658,333 shares of restricted, unregistered common stock. These sales were at prices equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon
Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

PART I - ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 9days of the filing of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

AdZone Interactive, Inc. is a party to a lawsuit filed against it by R. C. Auletta and Co., Inc. (Auletta) which was filed during 2001. Auletta is seeking fees in the amount of approximately $32,000 which were performed after the expiration of a contract for consulting services between AdZone Interactive, Inc. and Auletta. The Company is of the opinion that the lawsuit is without merit and has accrued an open unpaid balance due of approximately $600 as of the expiration date of the contract. As of the date of this filing, the appropriate settlement documentation has not been completed and executed. No adverse effect on the financial condition of the Company should occur on the ultimate settlement of this matter.

ITEM 2 - CHANGES IN SECURITIES

During June and July 2002, the Company received an aggregate approximate $80,000 cash for purchases of approximately 1,658,333 shares of restricted, unregistered common stock. These sales were at prices equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon
Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares. The respective transactions are as follows:

May 15, 2002        B&G Holding Co.                75,000       $ 5,000
June 6, 2002        Eleanor Garrett and
                     Warren Hamburger             500,000        25,000
June 24, 2002       Kevin Messina                 375,000        15,000
July 17, 2002       Scott Bolkema                 700,000        34,980
                                                ---------       -------
                                                1,650,000       $79,980
                                                =========       =======

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

On August 16, 2002, the Company registered 5,600,000 shares of common stock on a Form S-8 Registration Statement Under The Securities Act of 1933 for the 2002 Non-Qualified Stock Award and Option Plan and Various Consulting Agreements for professional services. Through September 30, 2002, the Company has issued an aggregate 3,665,000 shares under the Form S-8 Registration Statement. Each respective issue is charged to operations as either consulting fees, legal fees or, in the case of advance payments, to prepaid expenses at the closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of issue.

In September 2002, the Company issued an aggregate 60,000 shares of restricted, unregistered common stock to Dag Finn Sjoen and Keith Peters, two unrelated individuals, for assisting the Company with technical support during the relocation of the Company's corporate offices. These transactions were valued at approximately $1,500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the settlement transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

In September 2002, the Company issued an aggregate 291,666 shares of restricted, unregistered common stock to Suzanne Tryphonos and Reidar Sjoen, two unrelated individuals, as bonus compensation related to various projects undertaken by the Company to test and further develop it's internal software product for utilization in the Company's internet data mining research capabilities for potential private and public sector clients in order to provide research information for various private and public sector purposes. These transactions were valued at approximately $5,800, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the settlement transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         23.1  Consent of Independent Certified Public Accountant
         99.1 CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         November 5, 2002     Announcing execution of a letter of intent with an
                              investment firm to raise up to $2 million in investment funds.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ADZONE RESEARCH, INC.

Date: November 13, 2002                  /s/ Charles A. Cardona III
      -----------------                  ----------------------------------
                                         Charles A. Cardona III
                                         Chairman, Chief Executive Officer
                                         and Chief Financial Officer