Form 10QSB
period 2002-12-31
ADZONE RESEARCH INC
filed 2003-02-19
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

     For the quarterly period ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 17, 2003: 44,945,462

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               Form 10-QSB for the Quarter ended December 31, 2002

                                Table of Contents

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

   Item 1  Financial Statements                                              3

   Item 2  Management's Discussion and Analysis or Plan of Operation        27

   Item 3  Controls and Procedures                                          31

PART II - OTHER INFORMATION

   Item 1  Legal Proceedings                                                32

   Item 2  Changes in Securities                                            32

   Item 3  Defaults Upon Senior Securities                                  33

   Item 4  Submission of Matters to a Vote of Security Holders              33

   Item 5  Other Information                                                33

   Item 6  Exhibits and Reports on Form 8-K                                 36

SIGNATURES                                                                  37

CERTIFICATIONS PURSUANT TO SARBANES-OXLEY ACT OF 2002                       38

ITEM 1 - PART 1 - FINANCIAL STATEMENTS

                              AdZone Research, Inc.
                          (a development stage company)
                                 Balance Sheets
                           December 31, 2002 and 2001

                                   (Unaudited)

                                                           December 31,         December 31,
                                                              2002                 2001
                                                           -----------          -----------
ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                 $    14,369          $       831
  Accounts receivable - trade,
   net of allowance for doubtful accounts
   of approximately $-0- and $-0-, respectively                     --                  890
  Prepaid expenses and other                                    28,850               23,750
                                                           -----------          -----------
      TOTAL CURRENT ASSETS                                      43,219               25,471
                                                           -----------          -----------

PROPERTY AND EQUIPMENT - AT COST                                60,859               60,252
  Accumulated depreciation                                     (44,922)             (28,005)
                                                           -----------          -----------
      NET PROPERTY AND EQUIPMENT                                15,937               32,247
                                                           -----------          -----------

OTHER ASSETS                                                       390                2,190
                                                           -----------          -----------

TOTAL ASSETS                                               $    59,546          $    59,908
                                                           ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Cash overdraft                                           $        --          $        --
  Notes payable                                                 65,958               50,000
  Accounts payable - trade                                     159,037              124,138
  Accrued interest payable                                       1,398                   --
  Advances from officers                                         2,424                7,511
  Accrued officer compensation                                 515,360              282,002
                                                           -----------          -----------

TOTAL LIABILITIES                                              744,177              463,651
                                                           -----------          -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock - $0.001 par value 20,000,000 shares
   authorized none issued and outstanding                           --                   --
  Common stock - $0.001 par value 100,000,000 shares
   authorized 39,561,462 and 26,734,549 shares issued
   and outstanding, respectively                                39,561               26,735
  Additional paid-in capital                                 2,052,050            1,456,685
  Deficit accumulated during the development stage          (2,776,242)          (1,887,163)
                                                           -----------          -----------
TOTAL SHAREHOLDERS' EQUITY                                    (684,631)            (403,743)
                                                           -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $    59,546          $    59,908
                                                           ===========          ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                   Statements of Operations and Comprehensive
         Loss Nine and Three months ended December 31, 2002 and 2001 and
   Period from February 28, 2000 (date of inception) through December 31, 2002

                                   (Unaudited)

                                                                                                      Period from
                                                                                                    February 28, 2000
                                    Nine months     Nine months    Three months    Three months    (date of inception)
                                       ended           ended           ended           ended            through
                                    December 31,    December 31,    December 31,    December 31,      December 31,
                                        2002           2001            2002            2001              2002
                                     -----------    -----------     -----------     -----------       -----------
REVENUES                             $        --    $    14,840     $        --     $     8,493       $    84,006
                                     -----------    -----------     -----------     -----------       -----------

PRODUCTION EXPENSES                       70,024         44,549          23,262          13,291           823,553
  Depreciation                            10,626         10,626           3,542           3,542            37,638
                                     -----------    -----------     -----------     -----------       -----------
     Total production
       expenses                           80,650         55,175          26,804          16,833           861,191
                                     -----------    -----------     -----------     -----------       -----------
GROSS PROFIT                             (80,650)       (40,335)        (26,804)         (8,340)         (777,185)
                                     -----------    -----------     -----------     -----------       -----------
OPERATING EXPENSES
  Selling and marketing costs             41,237         46,737          17,380           3,873           705,152
  General and administrative costs
  Officers compensation                  156,428        234,003          39,320          78,285           584,680
  Consulting and professional fees       321,651         51,909         118,441          47,724           549,577
  Other general and administrative
   costs                                  22,654         13,433           4,557          10,227            58,831
  Compensation expense related to
   common stock issuances at less
   than "fair value"                      36,087             --          24,000              --            36,837
  Depreciation                             1,963          2,355             654             785            11,309
                                     -----------    -----------     -----------     -----------       -----------
     Total operating expenses            580,020        348,437         204,352         140,894         1,946,386
                                     -----------    -----------     -----------     -----------       -----------

LOSS FROM OPERATIONS                    (660,670)      (388,772)       (231,156)       (149,234)       (2,723,571)
OTHER INCOME (EXPENSE)                    (8,077)        (2,526)         (2,357)          3,588           (52,671)
                                     -----------    -----------     -----------     -----------       -----------

NET LOSS                                (668,747)      (391,298)       (233,513)       (145,646)       (2,776,242)
OTHER COMPREHENSIVE LOSS                      --             --              --              --                --
                                     -----------    -----------     -----------     -----------       -----------

COMPREHENSIVE LOSS                   $  (668,747)   $  (391,298)    $  (233,513)    $  (145,646)      $(2,776,242)
                                     ===========    ===========     ===========     ===========       ===========
Net loss per weighted-average share
 of common stock outstanding,
 computed on Net Loss - basic and
 fully diluted                       $     (0.02)   $     (0.02)    $     (0.01)    $     (0.01)      $     (0.11)
                                     ===========    ===========     ===========     ===========       ===========
Weighted-average number of shares
 of common stock outstanding -
 basic and fully diluted              33,470,610     25,667,992      39,650,205      25,963,484        25,719,275
                                     ===========    ===========     ===========     ===========       ===========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  Statement of Changes in Shareholders' Equity
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                            through December 31, 2002

                                   (Unaudited)

                                                                               Deficit
                                                                             accumulated
                                       Common Stock           Additional       in the           Stock
                                   ---------------------        paid-in      development    subscription
                                   Shares         Amount        capital         stage        receivable      Total
                                   ------         ------        -------         -----        ----------      -----
INITIAL CAPITALIZATION
 FEBRUARY 28, 2000                      170    $       150    $        --    $        --     $      --    $       150
 Effect of September 10, 2000
 125,000 for 1 forward stock
 split and change to $0.001
 par value from no par value     21,249,830         21,100        (21,100)            --            --             --

February 29, 2000 private
 placement of common stock               30      1,000,000             --             --      (600,000)       400,000
Effect of September 10, 2000
 125,000 for 1 forward stock
 split and change to $0.001
 par value from no par value      3,749,970       (996,250)       996,250             --            --             --
 Less costs of raising capital           --             --        (12,500)            --            --        (12,500)

Net loss for the period                  --             --             --        (35,822)           --        (35,822)
                                 ----------    -----------    -----------    -----------     ---------    -----------

BALANCES AT MARCH 31,2000        25,000,000         25,000        962,650        (35,822)     (600,000)       351,828

Cash received on stock
 subscription receivable                 --             --             --             --       600,000        600,000

November 30, 2000 private
 placement of common stock          666,665            667        289,333             --            --        290,000
Less costs and expenses of
 raising capital                         --             --       (188,500)            --            --       (188,500)

Common stock issued for:
 Costs and expenses of raising
  capital                           400,000            400        175,600             --            --        176,000
 Prepaid interest on loan           250,000            250         31,000             --            --         31,250
 Employee wages and bonuses       1,095,000          1,095         64,605             --            --         65,700
 Officer bonus                      500,000            500         29,500             --            --         30,000
 Professional services              107,000            107          6,313             --            --          6,420

Net loss for the year                    --             --             --     (1,460,043)           --     (1,460,043)
                                 ----------    -----------    -----------    -----------     ---------    -----------
BALANCES AT MARCH 31, 2001
 PRE-ACQUISITION                 28,018,665    $    28,019    $ 1,370,501    $(1,495,865)    $      --    $   (97,345)
                                 ==========    ===========    ===========    ===========     =========    ===========

                                  - CONTINUED -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  Statement of Changes in Shareholders' Equity
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                            through December 31, 2002

                                   (Unaudited)

                                                                               Deficit
                                                                             accumulated
                                         Common Stock         Additional       in the           Stock
                                     ---------------------      paid-in      development    subscription
                                     Shares         Amount      capital         stage        receivable      Total
                                     ------         ------      -------         -----        ----------      -----
BALANCES AT MARCH 31, 2001
 PRE ACQUISITION                    28,018,665    $ 28,019    $ 1,370,501    $(1,495,865)      $  --      $ (97,345)

Conversion of AdZone Interactive,
 Inc. common stock to AdZone
 Research, Inc. common stock       (10,018,643)    (10,019)        10,019             --          --             --

Effect of reverse merger with
 AdZone Research, Inc.               5,346,000       5,346         (5,346)            --          --             --
                                   -----------    --------    -----------    -----------       -----      ---------

BALANCES AT MARCH 31, 2001
 POST ACQUISITION                   23,346,022      23,346      1,375,174     (1,495,865)         --        (97,345)

Issuance of common stock for
 Conversion of short-term debt         360,000         360         21,240             --          --         21,600
Cash                                   744,442         744         39,656             --          --         40,400
Lawsuit settlement                     500,000         500         19,500             --          --         20,000
Consulting and Legal fees
 and services                        1,531,666       1,532        115,668             --          --        117,200

Net loss for the year                       --          --             --       (611,630)         --       (611,630)
                                   -----------    --------    -----------    -----------       -----      ---------

BALANCES AT MARCH 31, 2002          26,482,130      26,482      1,571,238     (2,107,495)         --       (509,775)

Issuance of common stock for
 Cash                                1,533,334       1,533        118,447             --          --        119,980
 Consulting fees and services       10,426,998      10,427        337,284             --          --        347,711
 Payment of officer and staff
  salaries                           1,119,000       1,119         25,081             --          --         26,200

Net loss for the period                     --          --             --       (668,747)         --       (668,747)
                                   -----------    --------    -----------    -----------       -----      ---------

BALANCES AT DECEMBER 31, 2002       39,561,462    $ 39,561    $ 2,052,050    $(2,776,242)      $  --      $(684,631)
                                   ===========    ========    ===========    ===========       =====      =========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                            Statements of Cash Flows
                  Nine months ended December 31, 2002 and 2001
 and Period from February 28, 2000 (date of inception) through December 31, 2002

                                   (Unaudited)

                                                                                             Period from
                                                                                          February 28, 2000
                                                      Nine months        Nine months     (date of inception)
                                                         ended               ended             through
                                                      December 31,        December 31,       December 31,
                                                         2002                2001               2002
                                                      -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                             $  (668,747)       $  (391,298)       $(2,776,242)
  Adjustments to reconcile net loss to
   net cash provided by operating activities
     Depreciation and amortization                         12,589             12,981             48,947
     Loss on disposition of equipment                          --                 --             15,816
     Compensation expense related to common
      stock issuances at less than "fair value"            36,087                 --             36,837
     Common stock issued for
       Salaries, wages and bonuses                         26,200                 --            121,900
       Professional fees                                  311,412             36,125            434,782
       Interest expense                                     5,625                 --             15,000
       Lawsuit settlement                                      --                 --             20,000
     (Increase) Decrease in
       Accounts receivable - trade                             --               (890)                --
       Deposits and other assets                            1,800             36,553               (390)
     Increase (Decrease) in
       Accounts payable and accrued liabilities            37,639             22,258            174,994
       Accrued officers compensation                      156,428            234,003            515,360
       Accrued interest payable                               320                 --              1,398
                                                      -----------        -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                     (80,647)           (50,268)        (1,391,598)
                                                      -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid to purchase property and equipment               (607)                --            (86,600)
  Cash received on disposition of equipment                    --                 --              5,900
                                                      -----------        -----------        -----------

NET CASH USED IN INVESTING ACTIVITIES                        (607)                --            (80,700)
                                                      -----------        -----------        -----------

                                  - CONTINUED -

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                      Statements of Cash Flows - Continued
                  Nine months ended December 31, 2002 and 2001
 and Period from February 28, 2000 (date of inception) through December 31, 2002

                                   (Unaudited)

                                                                                             Period from
                                                                                          February 28, 2000
                                                           Nine months     Nine months   (date of inception)
                                                              ended            ended           through
                                                           December 31,     December 31,     December 31,
                                                              2002             2001             2002
                                                           -----------     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in cash overdraft                           --              --                --
  Net cash activity on officer advances                      (14,694)         (7,300)             (300)
  Principal received from notes payable                           --              --            71,600
  Sale of common stock                                       107,893          54,400         1,437,943
  Cash paid for costs and expenses related
   to raising capital                                             --              --           (25,000)
                                                            --------        --------        ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     95,623          47,100         1,486,667
                                                            --------        --------        ----------

INCREASE (DECREASE) IN CASH                                   14,369          (3,168)           14,369

Cash at beginning of period                                       --           3,999                --
                                                            --------        --------        ----------

CASH AT END OF PERIOD                                       $ 14,369        $    831        $   14,369
                                                            ========        ========        ==========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
  Interest paid for the period                              $  2,132        $  2,364        $       --
                                                            ========        ========        ==========
  Income taxes paid for the period                          $     --        $     --        $       --
                                                            ========        ========        ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Common stock issued for prepaid consulting fees           $ 28,000        $     --        $   28,000
                                                            ========        ========        ==========
  Common stock issued for prepaid interest                  $     --        $     --        $   31,250
                                                            ========        ========        ==========
  Common stock issued in repayment of short-term debt       $     --        $     --        $   21,600
                                                            ========        ========        ==========
  Common stock issued to pay accrued officer compensation   $     --        $     --        $       --
                                                            ========        ========        ==========

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

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. AdZone originally elected a year-end of December 31. Concurrent with the August 10, 2001 business combination transaction, the Company's Board of Directors changed AdZone's year end to March 31. The accompanying financial statements reflect the Company's year-end of March 31 as of the first day of the first period presented.

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

7.   INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2002 and 2001, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences.

     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of December 31, 2002 and 2001, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

8.   LOSS PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2002 and 2001, respectively, the Company's outstanding stock options are deemed to be anti-dilutive due to the Company's net operating loss position.

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

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2002 and 2001

                                     December 31,    December 31,
                                         2002           2001      Estimated life
                                       --------       --------    --------------

Computer equipment                     $ 50,855       $ 50,248        3 years
Office furniture and other equipment     10,004         10,004        7 years
                                       --------       --------
                                         60,859         60,252
Less accumulated depreciation           (44,922)       (28,005)
                                       --------       --------

Net property and equipment             $ 15,937       $ 32,247
                                       ========       ========

Depreciation expense for the nine months ended December 31, 2002 and 2001 and the period from February 28, 2000 (date of inception) through December 31, 2002 was approximately $12,589, $12,981 and $48,947, respectively.

NOTE G - NOTES PAYABLE

Notes payable consists of the following at December 31, 2002 and 2001, respectively:

                                                     December 31,   December 31,
                                                        2002           2001
                                                     ------------   ------------
$50,000 installment note payable to an individual.
 Interest  imputed  at 15.0%  and paid in  advance
 with  the   issuance   of   250,000   shares   of
 restricted,  unregistered  common  stock  to  the
 lender. Payable in monthly installments of $1,000
 commencing  September 1, 2001 and each successive
 month until paid in full.  Scheduled payments are
 in default at  December  31,  2002 and the entire
 amount  is   classified   as   "current"  in  the
 accompanying financial statements. Unsecured.         $50,000         $50,000

$15,958  promissory  note  payable  to a law firm.
 Interest  at  9.0%.  Payable  in full on June 30,
 2001.   Scheduled  payments  are  in  default  at
 December  31,  2002  and  the  entire  amount  is
 classified  as  "current"  in  the   accompanying
 financial  statements.  Secured by 150,000 shares
 of  common  stock  owned by the  Company's  Chief
 Operating Officer.                                     15,958              --
                                                       -------         -------

                                                       $65,958         $50,000
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

NOTE I - OFFICER COMPENSATION

In August 2001, the Company replaced an existing employment agreement with Charles Cardona (C. Cardona) under which C. Cardona will serve as the Company's Chief Executive Officer through August 31, 2004. Under his agreement, C. Cardona was/is entitled to base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, C. Cardona may be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year.
C. Cardona may also receive a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company reaches annual profitability. Under his employment agreement, C. Cardona will also receive compensation equal to 10% of sales revenues generated through his efforts. Additional bonuses are payable as follows: (i) 0.5% of prior year's revenues; (ii) 3.5% of prior year's profits;
(iii) 3.75% of the first $3 million in growth in market capitalization during any year; and (iv) 1.75% of any growth in market capitalization over $3 million during any year.

C. Cardona was also granted an option to purchase 1,000,000 shares of the Company' s common stock exercisable at $0.10 per share for 5 years after the date of grant. In the event Mr. Cardona's employment is involuntarily terminated, he will be entitled to receive an amount equal to three times his annual salary in effect during the year in which such termination occurred.

In August 2001, the Company replaced an existing employment agreement with John Cardona (J. Cardona) under which J. Cardona agreed to serve as the Company's President through August 31, 2004. Under his agreement, the Company agreed to pay J. Cardona's base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, the agreement provided that J. Cardona could be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year. J. Cardona was also entitled to a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company achieved annual profitability. Under his agreement, J. Cardona was also entitled to receive 10% of sales revenues generated through his efforts. Additional bonuses were payable as follows: (i) 0.5% of prior year's revenues; (ii) 3.5% of prior year's profits; (iii) 3.75% of the first $3 million in growth in market capitalization during a previous year; and (iv) 1.75% of any growth in market capitalization over $3 million during a previous year. J. Cardona was also granted an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for 5 years after the date of grant. John Cardona terminated his employment agreement with the Company in June 2002 but remained as a consultant to the Company.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    Notes to Financial Statements - Continued


NOTE I - OFFICER COMPENSATION - CONTINUED

In January 2003, the Company entered into a Consulting Agreement with John Cardona for a period of one year under which John Cardona would provide services relating to sales, marketing, public relations and business expansion. Mr. Cardona will receive $100 per week in cash and common stock having a value of $3,500 per calendar month valued at the lowest closing price during each week of such calendar month. The Agreement further provides that John Cardona's total compensation shall be equal to the total compensation earned by Charles Cardona, the Company's Chairman, Chief Executive and Chief Financial Officer.

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

In May 2002, the Company issued 1,500,000 shares of restricted, unregistered common stock, valued at $45,000, each to C. Cardona and J. Cardona in partial payment of accrued officer compensation. In December 2002, these officers each surrendered these shares and returned the agreed-upon value of $45,000 each to accrued officers compensation.

In October 2002, the Company issued 2,000,000 shares of restricted, unregistered common stock each to C. Cardona and J. Cardona in partial payment of accrued officer compensation. In December 2002, these officers each surrendered theses shares and restored the accrued, but unpaid, officers compensation.

As of December 31, 2002 and 2001, total cumulative amounts unpaid under these agreements are as follows:

                                                     December 31,   December 31,
                                                        2002           2001
                                                     ------------   ------------

Officer compensation                                   $515,360       $282,002
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
                                                                      ==========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    Notes to Financial Statements - Continued


NOTE J - INCOME TAXES

The components of income tax (benefit) expense for the nine months ended December 31, 2002 and 2001 and for the period from February 28, 2000 (date of inception) through December 31, 2002, respectively, are as follows:

                                                                Period from
                                                              February 28, 2000
                          Nine months        Nine months     (date of inception)
                             ended              ended             through
                          December 31,       December 31,       December 31,
                             2002               2001               2002
                           --------           --------           --------
Federal:
  Current                  $     --           $     --           $     --
  Deferred                       --                 --                 --
                           --------           --------           --------
                                 --                 --                 --
                           --------           --------           --------
State:
  Current                        --                 --                 --
  Deferred                       --                 --                 --
                           --------           --------           --------
                                 --                 --                 --
                           --------           --------           --------
Totals                     $     --           $     --           $     --
                           ========           ========           ========

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $2,780,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the nine month periods ended December 31, 2002 and 2001 and for the period from February 28, 2000 (date of inception) through December 31, 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                Period from
                                                              February 28, 2000
                              Nine months     Nine months    (date of inception)
                                 ended           ended            through
                              December 31,    December 31,      December 31,
                                 2002            2001              2002
                               --------        --------          --------
Statutory rate applied to
 loss before income taxes     $(227,000)      $(133,000)         $(944,000)
Increase (decrease) in
income taxes resulting from:
 State income taxes                  --              --                 --
 Other, including reserve for
  deferred tax asset            227,000         133,000            944,000
                              ---------       ---------          ---------

      Income tax expense      $      --       $      --          $      --
                              =========       =========          =========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    Notes to Financial Statements - Continued


NOTE J - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001:
                                                December 31,       December 31,
                                                   2002               2001
                                                 ---------          ---------
Deferred tax assets
 Net operating loss carryforwards                $ 944,000          $ 642,000
 Less valuation allowance                         (944,000)          (642,000)


   Net Deferred Tax Asset                        $      --          $      --
                                                 =========          =========

During the nine months ended December 31, 2002 and 2001, the reserve for the deferred current tax asset increased by approximately $227,000 and $133,000, respectively.

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

In December 2001, the Company sold 16,667 shares of restricted, unregistered common stock to an individual involved in the October 2001 stock sale transactions for approximately $2,000 cash. The selling price of the respective shares was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. Accordingly, the Company recognized a non-cash charge to operations of approximately $500 for the differential between the "fair value" of the securities sold and the cash proceeds received. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

Between November 2001 and March 2002, the Company issued an aggregate 850,000 shares of restricted, unrestricted common stock to six different individuals, of which three were existing shareholders, for various consulting services, legal fees, general operating expenses paid on behalf of the Company and office rent late payment fees valued at approximately $53,950. For the issuance of 825,000 of the shares, the issue price of the respective shares was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. In one instance, the issue price of 25,000 shares was less than the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. Accordingly, the Company recognized a non-cash charge to operations of approximately $250 for the differential between the "fair value" of the securities sold and the cash proceeds received. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

In May 2002, the Company issued an aggregate 3,150,000 shares of restricted, unregistered shares of common stock to its President, its Chief Executive Officer and to certain office personnel in lieu of cash compensation and as payment on accrued officer compensation. These shares were valued at $94,500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares. In December 2002, the Company's former President (J. Cardona) and Chief Executive Officer (C. Cardona) returned and cancelled the 3,000,000 shares of common stock issued to them in this transaction.

In March 2002 and July 2002, the Company issued 250,000 and 300,000 shares of restricted, unregistered common stock to Daniel Wasserman, the Company's Executive Vice President and Managing Director of the Company's Global Defense Group in payment of certain employment contract obligations. The transactions were valued at approximately $15,000 and $9,000, respectively, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of the settlement transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    Notes to Financial Statements - Continued


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

On August 16, 2002, the Company registered 5,600,000 shares of common stock on a Form S-8 Registration Statement Under The Securities Act of 1933 for the 2002 Non-Qualified Stock Award and Option Plan and Various Consulting Agreements for professional services. In December 2002, the Company amended this Form S-8
Registration Statement to register an additional 4,000,000 shares of common stock for a total registration of 9,600,000 shares. Through December 31, 2002, the Company has issued an aggregate 7,285,000 shares under this Form S-8 Registration Statement. Each respective issue is charged to operations as either consulting fees, legal fees or, in the case of advance payments, to prepaid expenses at the closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of issue.

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

During the period from October 2002 through December 2002, the Company issued an aggregate 689,000 shares of restricted, unregistered common stock as payment for various wages to non-management personnel. These transactions were valued at an aggregate $15,700, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each transaction. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.

During the period from October 2002 through December 2002, the Company issued an aggregate 2,100,000 shares of restricted, unregistered common stock as payment for various business consulting and legal fees. These transactions were valued at an aggregate $68,075, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each transaction. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.

During the period from October 2002 through December 2002, the Company issued an aggregate 3,446,000 shares of common stock pursuant to options issued under the 2002 Non-Qualified Stock Award and Option Plan and Various Consulting Agreements, as registered on a Registration Statement on Form S-8. These shares were valued at approximately $85,000. Several of the transactions were conducted at exercise prices which were below the closing price of the Company's common stock on the date of the respective transactions. Accordingly, the Company recognized a charge to operations of approximately $24,000, during the quarter ended December 31, 2002, for the difference between the transaction value and the "fair value" of the issued shares.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    Notes to Financial Statements - Continued


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

In October 2002, the Company sold approximately 333,334 shares of restricted, unregistered common stock for cash proceeds of approximately $10,000. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares.

In October 2002, the Company issued 2,000,000 shares of restricted, unregistered common stock each to C. Cardona and J. Cardona in partial payment of accrued officer compensation. In December 2002, these officers each surrendered theses shares and restored the accrued, but unpaid, officers compensation.

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

There were no exercise of any options from issue through December 31, 2002, or any period subsequent thereto. The following table summarizes all options granted from January 29, 2001 to December 31, 2002.

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
                =========     ======      ======      =========

The weighted average exercise price of all issued and outstanding options at December 31, 2002 is approximately $0.10.

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

CONSULTING AGREEMENTS

In January 2002, the Company executed a one-year contract with Communique Media Services, Inc. and/or Leonard Braumberger, an unrelated entity, to provide web development services and maintain the Company's corporate internet web site for a fee of $8,000 per month payable in shares registered on a Form S-8 Registration Statement. Through July 1, 2002, the Company issued an aggregate 399,998 shares under the Form S-8 Registration Statement. Each monthly issuance was charged to operations as consulting fees. As of December 31, 2002, the Company has no further obligations under this agreement.

In February 2002, the Company executed a one-year contract with International Standard Consulting Corporation, and/or Dave Grandy, an unrelated entity, to provide strategic business and technology development consulting services for a fee of $4,500 per month payable in shares as registered on a Form S-8 Registration Statement. Through July 1, 2002, the Company issued an aggregate 171,000 shares under the Form S-8 Registration Statement. Each monthly issuance is charged to operations as consulting fees. As of December 31, 2002, the Company has no further obligations under this agreement.

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

On December 2, 2002, the Company entered into a one year business development agreement with Paul Weaver to provide assistance in the acquisition of various contracts utilizing the Company's data mining research capabilities. This agreement requires compensation as follows: 25,000 shares of the Company's common stock upon execution of the agreement; a 3.0% commission on the first cumulative $3 million in total contract value; an additional 2.0% commission for total contract value in excess of $3 million, an additional 25,000 shares of the Company's common stock on the first contract in excess of $500,000 in total contract value.

On August 13, 2002, the Company entered into an agreement with Thomas Gavin (Gavin) to provide informational and educational news releases and distribute said releases to the news media. Gavin is required to spend approximately 40 hours per month 1) developing news release concepts and a news release timeline;
2) drafting and editing news releases for Company review and approval; 3) issuing these news releases with a quality wire news service to ensure highest possible media distribution; 4) identifying major trade and general daily/weekly media to expand coverage; 5) reconnecting with reporters providing earlier coverage to update them and to begin the building of a major media outreach effort for the longer term; and 6) preparing a general snapshot report on the Company and it's operating history. As compensation, the Company issued Gavin 175,000 shares of the Company's common stock, as registered on Form S-8, as of August 1, 2002 and 70,000 shares of the Company's common stock, as registered on Form S-8, on the first day of each succeeding month. Additionally, the Company will issue Gavin 30,000 warrants per month to purchase an equivalent number of shares of the Company's common stock at an exercise price of $0.25 per share. Each warrant will be for a three year term from the date of issuance.

On October 16, 2002, the Company entered into a Multi-Media/Corporate Imaging Agreement with Jason Genet (Genet). This agreement contains two (2) phases of services: Phase I - Create [a] Multimedia Website, Corporate Imaging and Web Mercial ("New Product") and Phase II - assist the Company in the marketing of New Product, make reasonable effort to organize, produce and supervise corporate imaging and advertising as approved by the Company. The Company is obligated to compensate Genet for both Phase I and Phase II in either cash of $370,000 or common stock of the Company, as registered on Form S-8, in a number of shares equal to $400,000, priced at the closing quoted price of the Company's common stock on the day of issuance. This agreement is cancellable at any time by the Company with no further obligation beyond that which was already earned and due to be paid. Through December 31, 2002, the Company has issued Genet an aggregate 1,625,000 shares of common stock under this agreement.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    Notes to Financial Statements - Continued


NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

INVESTMENT BANKING AGREEMENTS

On June 20, 2002, the Company signed a Financial Services Agreement with First American Financial Group, New York, New York, pursuant to which First American Financial Group agreed to attempt to complete a private placement of up to $5 million of the Company's 9% convertible preferred stock. As of the date of this Report, First American Financial Group has not introduced the Company to any proposed purchaser(s) of its convertible preferred stock, and management cannot provide any assurances that the Company will be able to complete such financing in the future. Through December 31, 2002, the Company has paid First American Financial Group approximately $5,000 in conjunction with this Agreement.

On November 27, 2002, the Company entered into an agreement (the "Spartan Agreement") with Spartan Securities Group, Ltd. ("Spartan") under which Spartan agreed to provide, on an exclusive basis, financial advisory and investment banking services to the Company for a period of one (1) year, subject to earlier termination by either the Company or Spartan upon at least thirty (30) days' prior written notice to the other party. The services that Spartan agreed to provide include rendering advice with regard to our internal operations, corporate finance matters, mergers and acquisitions, and capital raising activities. Spartan also will act as our exclusive Placement Agent for any private offering of the Company's securities and as underwriter in any public offering of equity or debt securities. The Company has also agreed to appoint a person nominated by Spartan to our Board of Directors.

In consideration for Spartan's services, the Company has agreed to pay Spartan an initial non-refundable retainer of 300,000 shares of our Common Stock and a monthly consulting fee of $2,500 that will commence upon completion of a financing of not less than $350,000, increasing to $3,000 per month upon completion of a financing of not less than $500,000.

In addition, upon completion of certain extraordinary transactions, including a sale of the Company's assets, securities or business, or the purchase by us of another company or any of such other company's assets, securities or business, Spartan will be entitled to receive 5% of the first Five Million Dollars ($5,000,000), 4% of the second Five Million Dollars ($5,000,000), 3% of the third Five Million Dollars ($5,000,000), and 2% of any amount in excess of Fifteen Million Dollars ($15,000,000) of consideration involved in such transaction. If Spartan is involved in originating a loan or other credit facility with any bank or other institutional lender, the Company has agreed to pay Spartan a fee of 2% of the maximum amount of the credit facility, including of any increases in such facility after the date of the original financing.

The Company also granted Spartan a right of first refusal to act as Placement Agent for any private offering of our equity securities (or securities convertible into equity securities) except for private placements of such securities originating from our officers and directors. Spartan will receive Placement Agent compensation of 10% of the gross proceeds raised in any such private offering and a 2% non-accountable expense allowance, as well as warrants to purchase up to 20% of the number of securities sold in the offering, exercisable at 100% of the market price of the securities on the date of the sale.

If Spartan acts as underwriter in any public offering of the Company's equity securities, Spartan will receive 7% of the gross proceeds raised in the offering, a 2% non-accountable expense allowance, and warrants to purchase up to 10% of the number of securities sold in the offering, exercisable at 100% of the closing market price on the date of the sale of securities in the public offering.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    Notes to Financial Statements - Continued


NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

INVESTMENT BANKING AGREEMENTS - CONTINUED

Mr. Kyle Kennedy acted as a finder in connection with the Company's agreement with Spartan and will receive as a finder's fee an option to purchase 1,725,000 shares of Common Stock for a total exercised price of Twenty- Seven Thousand Five Hundred Dollars ($27,500). The Company has agreed to register the shares of common stock underlying such option on a Registration Statement on Form S-8. Mr. Kennedy has agreed that he will exercise his option immediately upon the effectiveness of such registration statement. Mr. Kennedy is affiliated with Spartan Securities Group, Ltd. (see above) and has represented to the Company that the services provided in this agreement are separate and unique to Spartan's efforts in capital raising.

BUSINESS DEVELOPMENT AGREEMENT

During Fiscal 2003, the Company has executed multiple Consulting Agreements with Kyle Kennedy to provide consulting services in the areas of business development, mergers and acquisitions and business strategy for the Company. Mr. Kennedy is affiliated with Spartan Securities Group, Ltd. (see above) and has represented to the Company that the services provided in this agreement are separate and unique to Spartan's efforts in capital raising.
The dates and consideration related to the various agreements with Mr. Kennedy are as follows:

August 19, 2002       1,000,0000  warrants to purchase an equivalent number of
                      shares of the Company's common stock at $0.04 per share;
                      666,000 warrants to purchase an equivalent number of shares of the Company's common stock at $0.06 per share;
                      and 334,000 warrants to purchase an equivalent number of shares at $0.08 per share. These warrants expired on February 19, 2003.

October 7, 2002       250,000  warrants to purchase  an  equivalent  number of
                      shares of the Company's common stock at $0.01 per share.
                      These warrants expired on November 7, 2002

October 11, 2002      1,000,000  warrants to purchase an equivalent  number of
                      shares of the Company's common stock at $0.015 per share. These warrants expired on November 10, 2002.

November 12, 2002     200,000  warrants to purchase  an  equivalent  number of
                      shares of the Company's common stock at $0.02 per share.
                      These warrants expired on December 12, 2002.

November 26, 2002     300,000  warrants to purchase  an  equivalent  number of
                      shares of the Company's common stock at $0.016 per share. These warrants expired on December 26, 2002.

December 11, 2002     1,200,000  warrants to purchase an equivalent  number of
                      shares of the Company's common stock at $0.016 per share. These warrants expired on January 10, 2003.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    Notes to Financial Statements - Continued


NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

BROKER-DEALER MARKETING AGREEMENT

On October 10, 2002, the Company signed a "Broker-Dealer Marketing Program" agreement with First American Financial Group of New York, NY (First American). First American will contact broker-dealers as potential market makers in the Company's equity securities; contact broker-dealers via e-mail and telephone to review current Company information and meet with broker-dealers, and their registered representatives, to discuss and promote awareness of the Company's equity securities. As compensation to First Financial, the Company issued 500,000 shares of restricted, unregistered common stock upon the execution of this agreement. Further, the Company is obligated to pay First Financial a non-accountable expense allowance of $10,000 cash payable upon receipt of any financing from any source in a minimum amount of $500,000. Further, First American is entitled to Bonus Compensation equal to 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.10 per share; an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.20 per share; an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.40 per share; and an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.60 per share. This agreement terminates on September 30, 2003.

ADVISORY BOARD MEMBER AGREEMENT

On September 12, 2002, the Company executed an Advisory Board Membership Agreement with Jonathan White to serve as an advisory member of the Company's Board of Directors through September 12, 2003. The Company will has compensated Mr. White with 40,000 shares of restricted, unregistered common stock for these services.



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

The Company follows the accrual basis of accounting in accordance accounting principles generally accepted in the United States of America. AdZone originally elected a year-end of December 31. Concurrent with the August 10, 2001 business combination transaction, the Company's Board of Directors changed AdZone's year-end to March 31. The accompanying financial statements reflect the Company's year-end of March 31 as of the first day of the first period presented.

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

During the third quarter of Calendar 2002, the Company performed certain enhancements and tests of its software product for enhancements to the Company's internet data mining research capabilities to provide data and information for various potential private and public sector client purposes. These enhancements and tests proved successful. Management originally estimated that various public and private sector contracts would materialize by December 31, 2002. Due to economic conditions and the fluidness of the rapidly development Homeland Security marketplace, management remains in negotiation for contracts to utilize the Company's capabilities and remains optimistic that such contracts will materialize in the first quarter of Calendar 2003.

As the Company's business plan has not been fully implemented and, accordingly, the Company has not fully commenced operations, management is of the opinion that our current financial results, as reported in the accompanying financial statements, are not meaningful as an indication of future operations.

The Company incurred system production and maintenance expenses of approximately $80,650, including depreciation of approximately $10,600, for the nine months ended December 31, 2002, as compared to approximately $55,175 for the same nine month period of the prior fiscal year.

The Company incurred operating expenses of approximately $423,600, exclusive of officer's compensation for the nine months ended December 31, 2002 as compared to approximately $114,400 for the same period of the prior fiscal year. The Company experienced shifts in categorical expenses including an increase in selling and marketing expenses of approximately $5,500, an increase in consulting and professional fees of approximately $264,000 and an increase in other general and administrative costs of approximately $15,000. Note that the three month period ended June 30, 2001 experienced a reduction of other general and administrative expenses due to billing adjustments made by vendors in the reporting quarter.

For the nine months ended December 31, 2002, the Company incurred a net loss of approximately $(669,000) as compared to a net loss of approximately $(391,000) for the nine months ended December 31, 2001. Based on the weighted-average number of shares of common stock issued and outstanding at December 31, 2002 and 2001, respectively, the Company incurred a net loss per share of approximately $(0.02) and $(0.02).

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

In August 2001, the Company replaced an existing employment agreement with John Cardona (J. Cardona) under which J. Cardona agreed to serve as the Company's President through August 31, 2004. Under his agreement, the Company agreed to pay J. Cardona's base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, the agreement provided that J. Cardona could be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year. J. Cardona was also entitled to a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company achieved annual profitability. Under his agreement, J. Cardona was also entitled to receive 10% of sales revenues generated through his efforts. Additional bonuses were payable as follows: (i) 0.5% of prior year's revenues; (ii) 3.5% of prior year's profits; (iii) 3.75% of the first $3 million in growth in market capitalization during a previous year; and (iv) 1.75% of any growth in market capitalization over $3 million during a previous year. J. Cardona was also granted an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for 5 years after the date of grant. John Cardona terminated his employment agreement with the Company in June 2002 but remained as a consultant to the Company.

In January 2003, the Company entered into a Consulting Agreement with John Cardona for a period of one year under which John Cardona would provide services relating to sales, marketing, public relations and business expansion. Mr. Cardona will receive $100 per week in cash and common stock having a value of $3,500 per calendar month valued at the lowest closing price during each week of such calendar month. The Agreement further provides that John Cardona's total compensation shall be equal to the total compensation earned by Charles Cardona, the Company's Chairman, Chief Executive and Chief Financial Officer.

In the event that the Company is unable to fund weekly scheduled payroll checks, the Company is obligated to pay a penalty equal to three (3) times the weekly gross earnings in restricted, unregistered common stock valued at $0.05 per share. All unpaid compensation will remain as an accrued obligation of the Company.

In May 2002, the Company issued an aggregate 3,150,000 shares of restricted, unregistered shares of common stock to John Cardona (its former President), Charles Cardona (its Chief Executive Officer) and other office personnel in lieu of cash compensation and as payment on accrued officer compensation. These shares were valued at $94,500, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon
Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares. In December 2002, John Cardona and Charles Cardona each surrendered the aggregate 3,000,000 shares issued in this transaction to cancel the transaction and return the $90,000 back to accrued, but unpaid, officers compensation.

In October 2002, the Company issued 2,000,000 shares of restricted, unregistered common stock each to Charles Cardona and John Cardona in partial payment of accrued officer compensation. In December 2002, these officers each surrendered theses shares and restored the accrued, but unpaid, officers compensation. No effect of this transaction appears in the accompanying financial statements as the transaction was initiated and cancelled within the same calendar quarter.

LIQUIDITY

The Company had approximately $14,370 in available cash at December 31, 2002 as compared to $-0- at March 31, 2002 and approximately $830 at December 31, 2001. The Company attempts to maintain a cash balance sufficient to sustain corporate operations until such time as management can raise the funding necessary to advance its business plan.

Liquidity during Fiscal 2001 and 2002 was provided principally through the unregistered sales of equity securities. Total proceeds from the sale of equity securities totaled approximately $118,000 during the year-to-date period in Fiscal 2003 and approximately $54,000 during the year-to-date period during Fiscal 2002.

Through  December  31,  2002,  the  Company  received an  aggregate  approximate
$118,000 cash for purchases of approximately 1,600,000 shares of restricted, unregistered common stock. These sales were at prices equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The

Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.

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

PLAN OF OPERATION

The Company's operations focus on mining of data and other information through the monitoring and review of internet websites developed and maintained by independent third parties worldwide. These extracted data elements are then used to provide various market research statistics and other focused information as guided by the Company's clientele. The Company has initially identified two potential key consumers of the Company's product: advertising research and Federal/State governments.

As stated in the Company's 10-KSB for fiscal year ended March 31, 2002, during 2002 management held several meetings with officials of New York State regarding a possible contract to provide monitoring services of its websites to prevent tampering and other terrorist related activity. Although such discussions did not result in a contract with the State, they did provide management with a significant amount of security-based information that was necessary to execute a real world test of the Company's NetGet(TM) technology in order to ultimately prove its efficacy.

The outcome of the tests performed as a result of the Company's discussions with these officials far exceeded management's expectations. Although the results of the testing were too advanced for New York's present needs and technological capabilities, the evaluation process further clarified the functionality of the Company's NetGet(TM) technology and why management believes it will be of interest to national security agencies. NetGet(TM) is the first commercially developed, scalable steganalysis tool proven capable of identifying clandestine Internet communications while operating at the bit level. Steganography is the art of hiding digital material within other digital files, such as a graphic or audio file, and steganalysis is the art of uncovering such hidden digital information.

The Company's testing of these Internet sites generated in excess of 20,000 files (including a mix of graphics, text, program, data, and dynamic library files) and resulted in a statistically significant number of messages in a specific foreign language. Some were actually found on supposedly secure US government websites, including one example that was hidden in a photograph of a federal agency's director.

Efforts initiated by former Congressman Felix Grucci in response to the Company's proposal submitted in November 2001 to the Office of Homeland Security resulted in an appropriations request in the amount $32.5 million discussed in the prior 10-KSB. This request is still in process as a result of the delays that occurred at the end of the 107th Congress. However, to help ensure the realization of the business potential as a result of this request, we have embarked on a number of initiatives.

First, management is briefing elected officials, their senior staff, committee heads and aides about the existing risks to national security posed by the ability of terrorist organizations to communicate over the Internet without detection and how the Company's NetGet(TM) technology is able to detect these clandestine communications.

Second, with the bi-partisan help and support of members of both Congressional chambers, who have both endorsed the pending appropriations request and facilitated meetings with the major US security agencies, management is making formal presentations to senior officials of these security agencies demonstrating the functionality and efficacy of Net Get(TM).

Third, management is negotiating with major defense contractors to secure integration agreements similar to the contract the Company concluded with Raytheon in June 2002. Currently the Company has entered into non-disclosure agreements with three large defense contractors and is negotiating agreements with these companies in an attempt to overcome two major issues for commercial entities that deal with agencies of the Federal government. The first is the Federal government's tendency to contract with major companies, who in-turn "tea" with sub-contractors in order to meet obligations under the Small Business Administration requirements. Second, large defense contractors have the security clearances necessary to work with the governmental employees who would analyze the information generated by NetGet(TM).

Since concluding the Company's contract with Raytheon in June 2002, Raytheon has informed management that it is presently negotiating three potential agreements, which, if concluded, will include our NetGet(TM) technology in the final application.
Although negotiations are continuing on the potential contracts described above, management is unable to provide any assurances that any of the contracts that the Company and Raytheon are currently negotiating with third parties will be concluded or that all or any portion of the appropriations request before Congress will ultimately be approved.

In the Company' last 10-KSB the Company disclosed discussions with the Geneva-based World Health Organization and Canada's World Public Health Intelligence Network relating to possible use of the Company' s NetGet(TM)
technology to track bio-terror threats over the Internet. Both such organizations have subsequently decided to focus their efforts on naturally occurring threats to health and safety as well as threats that may result from a possible war with Iraq.

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

The Company has begun to implement plans to raise funds through sales of its equity securities in the capital markets, principally through one or more private placements of such securities. The Company has entered into and investment banking services agreement with Spartan Securities Group, Ltd. ("Spartan") pursuant to which Spartan would act as a placement agent for the sale of such securities. However, the Company can not provided any assurances that it will be able to successfully complete any one or more of such private placements.

PART I - ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision of Charles Cardona, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2 - CHANGES IN SECURITIES

During October 2002, the Company received an aggregate approximate $10,000 cash for purchases of approximately 333,334 shares of restricted, unregistered common stock. This sale was at prices equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each respective transaction. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares. The respective transactions are as follows:

     Transaction date          Recipient            # of shares         value
     ----------------          ---------            -----------         -----
     October 8, 2002         Carl Washwick            333,334          $10,000

During the period from October 2002 through December 2002, the Company issued an aggregate 689,000 shares of restricted, unregistered common stock as payment for various wages to non-management personnel. These transactions were valued at an aggregate $15,700, which was equal to or in excess of the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each transaction. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares. The following details each of these transactions:

     Transaction date          Recipient            # of shares         value
     ----------------          ---------            -----------         -----
     October 1, 2002         Ursula Olivares          250,000          $5,000
     October 7, 2002         Valerie Cardona          275,000          $5,500
     November 7, 2002        Arthur Katz               14,000          $  700
     December 3, 2002        Arthur Katz              150,000          $4,500

During the period from October 2002, through December 2002, the Company issued an aggregate 2,019,000 shares if restricted, unregistered common stock as payment for various consulting and legal fees. These transactions were valued at an aggregate $62,575, which was below the discounted closing price of the Company's common stock on the NASDAQ Electronic Bulletin Board on the date of each transaction. Accordingly, the Company recognized a charge to operations of approximately $28,800 for the difference between the transaction value and the

"fair value" of the issued shares. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares.

   Transaction date       Recipient                    # of shares        initial value
   ----------------       ---------                    -----------        -------------
   October 2, 2002      Warren Hamburger                   100,000           $ 2,000
   October 4, 2002      Kathleen Kenney                     25,000           $   500
   October 9, 2002      Jason Genet                      1,200,000           $36,000
   October 11, 2002     First American Financial Group     500,000           $12,500
   October 16, 2002     Jason Genet                         25,000           $   875
   November 18, 2002    Jonathan White                      40,000           $ 4,500
   November 18, 2002    Joshua Blumenthal                   50,000           $ 5,500
   November 20, 2002    Bob Schmidt                        100,000           $ 5,000
   December 12, 2002    Robert Fitzpatrick                  60,000           $ 1,200

In May 2002, the Company issued an aggregate 3,000,000 shares of restricted, unregistered shares of common stock to John Cardona, its then President and Charles Cardona, its Chief Executive Officer as payment on accrued officer compensation. In October 2002, the Company issued an additional aggregate 2,000,000 shares of restricted, unregistered common stock each to Charles Cardona and John Cardona in partial payment of accrued officer compensation. In December 2002, John Cardona and Charles Cardona each returned and cancelled all of the shares issued in these separate transactions and reinstated the accrued, but unpaid, officers compensation.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

CONSULTING AGREEMENTS

On August 13, 2002, the Company entered into an agreement with Thomas Gavin (Gavin) to provide informational and educational news releases and distribute said releases to the news media. Gavin is required to spend approximately 40 hours per month 1) developing news release concepts and a news release timeline;
2) drafting and editing news releases for Company review and approval; 3) issuing these news releases with a quality wire news service to ensure highest possible media distribution; 4) identifying major trade and general daily/weekly media to expand coverage; 5) reconnecting with reporters providing earlier coverage to update them and to begin the building of a major media outreach effort for the longer term; and 6) preparing a general snapshot report on the Company and it's operating history. As compensation, the Company issued Gavin 175,000 shares of the Company's common stock, as registered on Form S-8, as of August 1, 2002 and 70,000 shares of the Company's common stock, as registered on Form S-8, on the first day of each succeeding month. Additionally, the Company will issue Gavin 30,000 warrants per month to purchase an equivalent number of shares of the Company's common stock at an exercise price of $0.25 per share. Each warrant will be for a three year term from the date of issuance.

On October 16, 2002, the Company entered into a Multi-Media/Corporate Imaging Agreement with Jason Genet (Genet). This agreement contains two (2) phases of services: Phase I - Create [a] Multimedia Website, Corporate Imaging and Web Mercial ("New Product") and Phase II - assist the Company in the marketing of New Product, make reasonable effort to organize, produce and supervise corporate imaging and advertising as approved by the Company. The Company is obligated to compensate Genet for both Phase I and Phase II in either cash of $370,000 or common stock of the Company, as registered on Form S-8, in a number of shares equal to $400,000, priced at the closing quoted price of the Company's common stock on the day of issuance. This agreement is cancellable at any time by the Company with no further obligation beyond that which was already earned and due to be paid. Through December 31, 2002, the Company has issued Genet an aggregate 1,625,000 shares of common stock under this agreement.

INVESTMENT BANKING SERVICES AGREEMENT

On November 27, 2002, the Company entered into an agreement (the "Spartan Agreement") with Spartan Securities Group, Ltd. ("Spartan") under which Spartan agreed to provide, on an exclusive basis, financial advisory and investment banking services to the Company for a period of one (1) year, subject to earlier termination by either the Company or Spartan upon at least thirty (30) days' prior written notice to the other party. The services that Spartan agreed to provide include rendering advice with regard to our internal operations, corporate finance matters, mergers and acquisitions, and capital raising activities. Spartan also will act as our exclusive Placement Agent for any private offering of the Company's securities and as underwriter in any public offering of equity or debt securities. The Company has also agreed to appoint a person nominated by Spartan to our Board of Directors.

In consideration for Spartan's services, the Company has agreed to pay Spartan an initial non-refundable retainer of 300,000 shares of our Common Stock and a monthly consulting fee of $2,500 that will commence upon completion of a financing of not less than $350,000, increasing to $3,000 per month upon completion of a financing of not less than $500,000.

In addition, upon completion of certain extraordinary transactions, including a sale of the Company's assets, securities or business, or the purchase by us of another company or any of such other company's assets, securities or business, Spartan will be entitled to receive 5% of the first Five Million Dollars ($5,000,000), 4% of the second Five Million Dollars ($5,000,000), 3% of the third Five Million Dollars ($5,000,000), and 2% of any amount in excess of Fifteen Million Dollars ($15,000,000) of consideration involved in such transaction. If Spartan is involved in originating a loan or other credit facility with any bank or other institutional lender, the Company has agreed to pay Spartan a fee of 2% of the maximum amount of the credit facility, including of any increases in such facility after the date of the original financing.

The Company also granted Spartan a right of first refusal to act as Placement Agent for any private offering of our equity securities (or securities convertible into equity securities) except for private placements of such securities originating from our officers and directors. Spartan will receive Placement Agent compensation of 10% of the gross proceeds raised in any such private offering and a 2% non-accountable expense allowance, as well as warrants to purchase up to 20% of the number of securities sold in the offering, exercisable at 100% of the market price of the securities on the date of the sale.

If Spartan acts as underwriter in any public offering of the Company's equity securities, Spartan will receive 7% of the gross proceeds raised in the offering, a 2% non-accountable expense allowance, and warrants to purchase up to 10% of the number of securities sold in the offering, exercisable at 100% of the closing market price on the date of the sale of securities in the public offering.

Mr. Kyle Kennedy acted as a finder in connection with the Company's agreement with Spartan and will receive as a finder's fee an option to purchase 1,725,000 shares of Common Stock for a total exercised price of Twenty- Seven Thousand Five Hundred Dollars ($27,500). The Company has agreed to register the shares of common stock underlying such option on a Registration Statement on Form S-8. Mr. Kennedy has agreed that he will exercise his option immediately upon the effectiveness of such registration statement. Mr. Kennedy is affiliated with Spartan Securities Group, Ltd. (see above) and has represented to the Company that the services provided in this agreement are separate and unique to Spartan's efforts in capital raising.

BUSINESS DEVELOPMENT AGREEMENT

During Fiscal 2003, the Company has executed multiple Consulting Agreements with Kyle Kennedy to provide consulting services in the areas of business development, mergers and acquisitions and business strategy for the Company. Mr. Kennedy is affiliated with Spartan Securities Group, Ltd. (see above) and has represented to the Company that the services provided in this agreement are separate and unique to Spartan's efforts in capital raising. The dates and consideration related to the various agreements with Mr. Kennedy are as follows:

August 19, 2002       1,000,0000  warrants to purchase an equivalent  number of
                      shares of the Company's  common stock at $0.04 per share;
                      666,000 warrants to purchase an equivalent number of shares of the Company's common stock at $0.06 per share;
                      and 334,000 warrants to purchase an equivalent number of shares at $0.08 per share. These warrants expired on February 19, 2003.

October 7, 2002       250,000  warrants  to purchase  an  equivalent  number of
                      shares of the Company's  common stock at $0.01 per share.
                      These warrants expired on November 7, 2002

October 11, 2002      1,000,000  warrants to purchase an  equivalent  number of
                      shares of the Company's common stock at $0.015 per share.
                      These warrants expired on November 10, 2002.

November 12, 2002     200,000  warrants  to purchase  an  equivalent  number of
                      shares of the Company's  common stock at $0.02 per share.
                      These warrants expired on December 12, 2002.

November 26, 2002     300,000  warrants  to purchase  an  equivalent  number of
                      shares of the Company's common stock at $0.016 per share.
                      These warrants expired on December 26, 2002.

December 11, 2002     1,200,000  warrants to purchase an  equivalent  number of
                      shares of the Company's common stock at $0.016 per share.
                      These warrants expired on January 10, 2003.

BROKER-DEALER MARKETING AGREEMENT

On October 10, 2002, the Company signed a "Broker-Dealer Marketing Program" agreement with First American Financial Group of New York, NY (First American). First American will contact broker-dealers as potential market makers in the Company's equity securities; contact broker-dealers via e-mail and telephone to review current Company information and meet with broker-dealers, and their registered representatives, to discuss and promote awareness of the Company's equity securities. As compensation to First Financial, the Company issued 500,000 shares of restricted, unregistered common stock upon the execution of this agreement. Further, the Company is obligated to pay First Financial a non-accountable expense allowance of $10,000 cash payable upon receipt of any financing from any source in a minimum amount of $500,000. Further, First American is entitled to Bonus Compensation equal to 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.10 per share; an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.20 per share; an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.40 per share; and an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.60 per share. This agreement terminates on September 30, 2003.

ADVISORY BOARD MEMBER AGREEMENT

On September 12, 2002, the Company executed an Advisory Board Membership Agreement with Jonathan White to serve as an advisory member of the Company's Board of Directors through September 12, 2003. The Company will has compensated Mr. White with 40,000 shares of restricted, unregistered common stock for these services.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
1.1      Plan of Acquisition, Reorganization or Liquidation (*)
2.1 Certificate of Incorporation of Executive Help Services, Inc. filed with the Delaware Secretary of State on May 31, 1994.
2.2 Certificate for Renewal and Revival of Charter of Executive Help Services, Inc. filed with the Delaware Secretary of State on July 27, 1998.
2.3 Certificate of Amendment of Certificate of Incorporation of Executive Help Services, Inc. dated December 8, 1998 and filed with the Delaware Secretary of State on December 10, 1998.
2.4 Certificate of Amendment of Certificate of Incorporation of Executive Help Services, Inc. dated June 26, 2000 and filed with the Delaware Secretary of State on July 6, 2000.
2.5 Certificate of Amendment of Certificate of Incorporation of Executive Help Services, Inc. dated Jun 2000 and filed with the Delaware Secretary of State on July 6, 2000.
2.6 Certificate of Amendment of Certificate of Incorporation of Executive Help Services, Inc. dated June 20, 2000 and filed with the Delaware Secretary of State on July 17, 2000.
2.7 Certificate of Merger of AdZone Interactive, Inc. into Executive Help Services, Inc. filed with the Delaware Secretary of State on September 20, 2001.
2.8      By-Laws (**)
10.1     Consulting Agreement dated as of October 26, 2001 with Theresa A. Kober
         (***)
10.2 Consulting Agreement dated as of November 2, 2001 with Blanchfield, King, Kober & Company, P.C. (+)
10.3 Consulting Agreement dated as of January 1, 2002 with Communique Media Services, Inc. (++)
10.4 Consulting Agreement dated as of February 5, 2002 with International Standard Consulting Corporation (+++)
10.5     Employment Agreement dated August 29, 2001 with Charles Cardona (++++)
10.6     Employment  Agreement  dated as of August  29,  2001 with John  Cardona
         (++++)
10.7     Employment  Agreement  dated as of March 1, 2002 with Daniel  Wasserman
         (++++)
10.8 Consulting Agreement dated as of April 2002 with NuQuest Consulting, Inc. (++++)
10.9 Systems Integration Agreement dated as of June 21, 2002 with Raytheon Company (++++)
10.10 Financial Services Agreement with First American Financial Group dated June 20, 2002 (++++)
10.11 Term Sheet between the Company and First American Financial Group dated June 19, 2002 relating to private placement of convertible preferred stock (++++)
10.12 Term Sheet between the Company and First American Financial Group dated June 19, 2002 relating to Bridge loan (++++)
10.13 Consulting Agreement between the Company and Kyle Kennedy dated August 19, 2002.
10.14 Consulting Agreement between the Company and Kyle Kennedy dated October 7, 2002.
10.15 Consulting Agreement between the Company and Kyle Kennedy dated October 11, 2002.
10.16 Consulting Agreement between the Company and Kyle Kennedy dated November 12, 2002.
10.17 Consulting Agreement between the Company and Kyle Kennedy dated November 26, 2002.
10.18 Consulting Agreement between the Company and Kyle Kennedy dated December 11, 2002.
10.19    Contract between the Company and Thomas Gavin dated August 13, 2002.
10.20    Multi-Media/Corporate Imaging Agreement dated October 18, 2001.
10.21 Letter of Engagement between the Company and Paul Weaver dated December 2, 2002.
10.22 Advisory Board Membership Agreement between the Company and Jonathan White dated September 12, 2002.
10.23 Consulting Agreement between the Company and John A. Cardona dated January 18, 2003.
10.24 Agreement between First American Financial Group and the Company dated October 10, 2002.
10.25 Agreement between the Company and Spartan Securities Group, Ltd. dated November 27, 2002.
23.1     Consent of Independent Public Accountants.

(*) Incorporated by reference to Exhibit 2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2001.
(**) Incorporated by reference to the same exhibit number in the Registrant's Form 10SB12G filed with the Securities and Exchange Commission on December 30, 1999.
(***) Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 13, 2001.
(+) Incorporated by reference to Exhibit 10.2 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 13, 2001.
(++) Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on January 28, 2002.
(+++) Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on February 21, 2002.
(++++) Incorporated by reference to the same Exhibit number filed with the Registrant's Form 10-KSB for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission.

Reports on Form 8-K

     December 16, 2002 Disclosure of the voluntary surrender of an aggregate 7,000,000 shares of common stock by Charles Cardona and John Cardona in cancellation of two separate payments of accrued compensation pursuant to their respective employment agreements.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ADZONE RESEARCH, INC.


Date: February 19, 2003                        /s/ Charles A. Cardona III
      -----------------                        ---------------------------------
                                                          Charles A. Cardona III
                                               Chairman, Chief Executive Officer
                                                     and Chief Financial Officer

                    CERTIFICATION PURSUANT TO 18 USC, SECTION
            1350, AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AdZone Research, Inc. (Registrant) on Form 10-QSB for the quarter ended October 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Charles A. Cardona, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1) I have reviewed this Quarterly Report on Form 10-QSB of AdZone Research, Inc. for the quarter ended December 31, 2002.

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Charles A. Cardona                                Dated: February 19, 2003
---------------------------                                  -----------------
Charles A. Cardona
Chief Executive Officer and
Chief Financial Officer