Form 10KSB
period 2003-03-31
ADZONE RESEARCH INC
filed 2003-07-15
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB


(Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended March 31, 2003

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


                   4062-80 Grumman Blvd. Calverton, NY 11933
                    (Address of principal executive offices)


                                 (631) 369-1100
                           (Issuer's telephone number)


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock $0.001 par value

Check whether the issuer has (1) filed all reports required to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended March 31, 2003 was $-0-

The aggregate market value of voting common equity held by non-affiliates as of March 31, 2003 was approximately $470,762, using the closing price of the Company's common stock of $.02 per share on March 31 2003

As of March 31, 2003, there were 50,096,462 shares of Common Stock issued and outstanding.


Transitional Small Business Disclosure Format : Yes [ ] No [X]

                              ADZONE RESEARCH, INC.
                                TABLE OF CONTENTS


                                                                     Page Number
                                                                     -----------
Part I

Item 1 - Description of Business                                               1
Item 2 - Description of Property                                               6
Item 3 - Legal Proceedings                                                     6
Item 4 - Submission of Matters to a Vote of Security Holders                   7

Part II

Item 5 - Market for Company's Common Stock and Related Stockholders Matters    7
Item 6 - Management's Discussion and Analysis or Plan of Operation            15
Item 7 - Index to Financial Statements                                        17
Item 8 - Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures                                                17

Part III

Item 9  - Officers and Directors                                              18
Item 10 - Executive Compensation                                              20
Item 11 - Security Ownership of Certain Beneficial Owners
          And Management                                                      23
Item 12 - Certain Relationships and Related Transactions                      24
Item 13 - Exhibits and Reports on 8-K                                         24

Signatures                                                                    25

Caution Regarding Forward-Looking Information

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

The events of September 11, 2001 and threats of terrorist activity that have occurred subsequently thereto have generated additional interest in the Company as a potential provider of Internet data mining information from various private and public sector clients, including the federal government and the State of New York. Shortly after September 11, 2001, the Company was contacted by the United States Office of Homeland Security, which expressed an interest in using the Company's NetGet(TM) Internet monitoring technology to monitor the internet for terrorist planning and other communication. The Company believes its technology is well suited for this purpose and has been working with local members of Congress in both the House and Senate to secure funding for its proposal. The proposal has earned support from various Congressmen and senators. Based on its initial discussions with officials of the federal government and the State of New York, management believes that the Company is well placed to obtain federal and New York State contracts for internet monitoring of possible terrorist communication and planning and various forms of cybercrime.

The company continues to market it's surveillance systems and data directly to various govt agencies. The company has temporarily suspended its efforts in marketing it's products at the state level and is instead currently focusing on more lucrative federal agency contracts and contracts through it's partners Autometric, Raytheon and Sarnoff.

The Company was also negotiating with officials of the Global Public Health Intelligence Network, a world-wide public health organization based in Canada, and the World Health Organization based Geneva, for possible contracts or grants to provide internet monitoring for possible bioterrorist activities. These negotiations were terminated during the year ended March 31, 2003

In June 2002, the Company concluded a Systems Integrator Agreement with the Raytheon Company under which Raytheon agreed to use its efforts to obtain systems integrator agreements with smaller technology firms to provide software tools developed by the Company that would enhance the data analysis capabilities of Raytheon's software or that would more effectively gather data for analysis by Raytheon and any of its systems integrator partners. Raytheon's intent is to demonstrate the Company's technologies in conjunction with its own technologies to its prospective governmental customers, which include all agencies and departments of the United States government and its approved international allies.

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

In December 2002, the company signed an investment banking agreement with Spartan Securities of Florida, whereby Spartan intends to provide assistance in banking and capital raising for the company. The company is in the process of completing a private placement with the assistance of Spartan Securities.

In March of 2003, the company signed an agreement with Sarnoff Corp. to jointly market anti-terrorist services to govt. security agencies. The companies plan to offer technology that discovers and tracks clandestine communications by terrorist or other outlaw groups across the World Wide Web. Their combined expertise can produce advanced tools for uncovering and decoding hidden messages and other content embedded in the pixels of innocent-looking Web pages.

In April of 2003, the company signed an agreement with Autometric Inc ( A subsidiary of the Boeing) Corp). The Companies will explore ways to integrate the NetGet TM technology with Autometrics range of products and services.

In May of 2003 the company received its first purchase order from a US Defense contractor in connection with using the Company's technology in a viable commercial setting. Due to nondisclosure agreements the Company is prohibited from disclosing any further information in regard to this purchase order. The Company anticipated this to be the first of many revenue generating opportunities for the Company. Although there are no assurances that this revenue stream will continue. In June of 2003 the Company filed for preliminary Patent protection for its NetGet technology. The patent application is in the early stages and there is no assurance that a patent will be granted.

The Company is in it's a development stage, and has focused principally on the development of its proprietary software, and has just begun to initiate efforts towards developing a significant revenue base.

Competition

AdZone has several competitors in the commercial arena, many of which have financial and other resources that are far greater than its own. The Company's limited resources may hinder its ability to compete effectively. AdZone's principal competitor is Competitive Media Research (CMR), a division of Taylor Nelson Sofres, which offers expenditure information on close to 300 web sites as well as an online application for accessing certain of its data. Management believes that AdZone's product although similar in methodology to CMR, is superior and that its database contains more information on a greater number of sites. In addition, Leading Web Advertisers (LWA)a.k.a. Evalient, another significant competitor, offers custom reports on banner creativity. Evalient was recently acquired by CMR.

Employees

AdZone has 6 employees consisting of Charles Cardona, its Chief Executive Officer, Daniel Wasserman, its Executive Vice President and Managing Director of the Global Defense Group, 2 programmers that assists Mr. Cardona in developing and writing software for the Company's services and products, and two part-time clerical staff, one of whom are related to Charles Cardona. John Cardona had served as President of the Company until his resignation from such position in June 2002. John Cardona has agreed to continue to act as Homeland Security Defense Advisor to the Company advising the Company on matters of long-term corporate planning and global and operational strategies. None of the Company's employees is represented by a union, and the Company considers its employee relations to be good.

Sales and Marketing

The Company markets its products and services principally through e-mail distributions to selected target markets, through direct sales contacts, through the sales efforts of EVP Dan Wasserman, advisor General Paul Weaver and through its websites, www.adzoneinteractive.com, and www.adzoneresearch.com.

Distribution Methods of Products or Services

The Company distributes its products and services electronically through e-mailing its reports to the client, posting such reports to a private website that is accessible to the client, distribution of the report on a CD-ROM, or faxing its reports to the client location. In June 2002, the Company concluded a Systems Integrator Agreement with Raytheon Company, whereby Raytheon agreed to demonstrate and promote sales of the Company's proprietary software for defense and security applications. Any such sales of the Company's software products through Raytheon, therefore, will be completed through sales of Raytheon's own technology with which the Company's products will be integrated. In March of 2003, the company signed a joint marketing agreement with Sarnoff Corp. to jointly market its technology to various govt agencies that Sarnoff already has contacts with. In April of 2003 the company signed a deal with Autometric agreeing to provide it's technology to Autometric and their clients through Autometric contracts. The company will provide data, custom development and support to Autometric with the current contract and contracts under negotiation.

Status of Any Publicly Announced New Product or Service

The Company's agreements with Autometric and Sarnoff has only recently been concluded (March and April 2003), and the Company is not able to predict the effect that such contract will have, if any, on the Company's operating results or financial position.

The only tangible result is the companies initial purchase order from a Large US Defense contractor. Although the initial purchase order of $ 50,000 is small the Company believes it is the first of many to be recognized during the Fiscal year ended March 31, 2004.

Since September 11, 2001, several federal, New York State, and world health agencies have expressed interest in possible use of the Company's proprietary NetGet(TM) software for Homeland Security applications. The Company has submitted proposals to the Office of homeland security and been in contact with many members of Congress regarding various appropriations. Discussions and negotiations are continuing with these agencies. The Company has not concluded an agreement with any of such organizations and cannot provide any assurances that it will be able to do so in the future Due to the bureaucratic nature of the US Government the Company has been concentrating on its outside sales efforts through its strategic alliances with larger more well established defense contractors.

Dependence on One or a Few Major Customers

The Company does not depend on any one or a few customers. The Company's principal target markets for its products and services are agencies of the United States Government, State Agencies as well as advertising agencies, advertisers, large websites, financial companies, media groups, newspapers, magazines and television and radio networks.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

The Company owns its internet domain names, www.adzoneinteractive.com,, www.adzoneresearch.com, and www.adzonereports.com and holds a common law copyright on all of its proprietary software. In June of 2003 the Company applied for patent protection for its methodology and / or technology.

In addition, the Company has no plans to enter into franchise, concession or labor contracts. In June 2002, the Company concluded a Systems Integrator Agreement with Raytheon Company pursuant to which it granted Raytheon the right to integrate certain of the Company's proprietary software for integration with Raytheon's software for defense and security applications. In March of 2003, the company signed a joint marketing agreement with Sarnoff Corp. to jointly market its technology to various govt agencies that Sarnoff already has contacts with. In April of 2003 the company signed a deal with Autometric (A division of the Boeing Company) agreeing to provide it's technology to their clients through Autometric contracts.

Need for Government Approval of Principal Products or Services

The Company is not required to apply for or obtain any government approval for its products or services.

Effect of Existing or Probable Governmental Regulations on the Business

The Company is not currently subject to direct federal, state or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, it is possible that a number of laws and regulations may be adopted in the United States with respect to the internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. In addition, due to the sensitive nature of the data extracted in its anti-terrorism programs the US government could prohibit or restrict the markets that the company could sell to. The effect of this restriction if any is unknown. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed and/or enacted legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The adoption of such laws could create uncertainty in internet usage and reduce the demand for all products and serves. The Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of those laws were adopted prior to the advent of the internet. As a result, they do not contemplate or address the unique issues of the internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the internet marketplace. That uncertainty could reduce demand for the Company's products or services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Estimate of the Amount Spent During Each of the Last Two Fiscal Years on Research and Development Activities, and if Applicable the Extent to Which the Cost of Such Activities are Borne Directly by Customers The Company has expended approximately $71,463 for development of its proprietary software during the fiscal year ended March 31, 2002 and approximately $88,309 during its 2003 fiscal year. The cost of all of such development was funded through the sale of the Company's equity securities and loans and was not borne directly by the Company's customers.

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

Dividends on the preferred stock would be payable semi-annually at the rate of 9% per annum, with the conversion rate and other terms to be agreed upon. Holders of the convertible preferred stock will have anti-dilution and piggyback registration rights.

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

In December 2002, the company signed an investment banking agreement with Spartan Securities Group, Ltd. (Spartan) of Florida, whereby Spartan intends to provide assistance in banking and capital raising for the company. The company is in the process of completing a private placement with the assistance of Spartan Securities.

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

The public may read and copy any materials the Company files with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://wwwsec.gov) That contains reports ,proxy and information statements, and other information regarding issuers that file electronically with SEC.

Dependence on and Control by Management

Charles Cardona, our Chief Executive Officer and Chairman of the Board, John Cardona, a member of our Board of Directors, and other members of the Cardona family beneficially own in the aggregate approximately 51% of the outstanding shares of the Company's common stock. Accordingly, such individuals may be able to control the election of directors and all other matters subject to shareholder vote. This concentration of ownership may have the effect of delaying or preventing a change of control of AdZone, even if this change of control would benefit shareholders. In addition, our future success depends to a significant extent on the efforts and abilities of Charles Cardona. The loss of the services of Mr. Cardona could substantially harm our business. Should Mr. Cardona's services be terminated, we may be unable to attract, motivate and retain a suitable replacement for him.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company conducts its administrative, development and marketing operations in facilities leased from an unrelated party at 4062-80 Grumman Blvd. Calverton, NY 11933. Management believes that the facilities used by it in the operation of its business are adequately covered by insurance and are suitable and adequate for their purposes.

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

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of March 31, 2003, there were 51,846,462 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 159 shareholders of record, exclusive of shareholders holding their shares in street name. As of June 12, 2003, there were 52,828,462 shares of $0.001 par value common stock (the "Common Stock") of the Company outstanding and owned by approximately 169 shareholders of record, exclusive of shareholders holding their shares in street name.

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

The following are the high and low closing prices of the Company's Common Stock for each quarter during the last two fiscal years:

Fiscal Year ended March 31, 2003

                           High                   Low
                           ----                   ---
First Quarter             $0.08                  $0.03
Second Quarter            $0.10                  $0.02
Third Quarter             $0.08                  $0.02
Fourth Quarter            $0.04                  $0.02

Fiscal Year ended March 31, 2002

First Quarter             $0.25                  $0.09
Second Quarter            $0.14                  $0.07
Third Quarter             $0.38                  $0.03
Fourth Quarter            $0.20                  $0.04

Equity Compensation Plan Information

The following table sets forth the aggregate number of shares of the Company's Common Stock that may be issued upon exercise of outstanding options granted to Mr. Charles Cardona, our Chairman of the Board and Chief Executive Officer, and Mr. John Cardona, our former President and a Director of the Company, and the weighted average exercise price of such options.

                                          Number of          Weighted-
                                       securities to be      average             Number of
                                         issued upon         exercise       securities remaining
                                         exercise of         price of       available for future
                                         outstanding        outstanding        compensation
                                           options,          options,      (excluding securities
                                         warrants and        warrants         referred to in
                                           rights           and rights           column 1
                                           ------           ----------           --------
Equity compensation plans approved             -0-                -0-                -0-
By security holders

Equity compensation plans not           2,000,000                .10                 -0-
Approved by security holders

      Total                             2,000,000                .10                 -0-

Dividend policy

The Company has never paid or declared a cash dividend on its common stock. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy of the Board to retain all earnings, if any, to support future growth and expansion.

Recent Sales of  Securities

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

During Fiscal 2003 and 2002,  the Company  issued  approximately  25,364,332 and
3,136,108   shares  of  common  stock,   in  both   registered  and  restricted,
unregistered form.

On January 28, 2002, February 21, 2002 and March 26, 2003 (as amended), the Company filed separate Registration Statements on Form S-8 registering 538,665, 303,000 and 17,100,000 shares of common stock respectively.

The following table recaps the status of each of the Company's Registration Statements on Form S-8:

                                       Cumulative      Cumulative
                                        number of       number of      Remaining
                                         shares          shares          to be
                                       registered        issued         issued
                                       ----------        ------         ------
Filing dated 1/28/02                     538,665          459,998        78,667
Filing dated 2/21/02                     303,000          171,000       132,000
Filing dated 3/26/03 (as amended)     17,100,000       11,889,000     5,211,000

The following table presents the various categories for stock issuances during Fiscal 2002 and 2003:

                                      Registered         Restricted    Total
                                      ----------     ----------        -----
Balances at March 31, 2001             5,346,000     18,000,022      23,346,022
  Cash                                        --        744,442         744,442
  Conversion of short-term loans              --        360,000         360,000
  Consulting and Legal services          681,666         25,000         706,666
  Lawsuit settlement                          --        500,000         500,000
  Legal services                              --        170,000         170,000
  Operating expenses                          --        405,000         405,000
  Personnel compensation                      --        250,000         250,000
                                     -----------    -----------     -----------

Balances at March 31, 2002             6,027,666     20,454,464      26,482,130

  Cash                                        --      2,413,334       2,413,334
  Consulting and Legal services       12,258,332      2,982,666      15,240,998
  Directors fees                              --        160,000         160,000
  Operating expenses                          --         10,000          10,000
  Personnel compensation                      --      5,790,000       5,790,000
  Reclassifications per Rule 144(k)   20,454,464    (20,454,464)             --
                                     -----------    -----------     -----------

Balances at March 31, 2003            38,740,462     11,356,000      50,096,462
                                     ===========    ===========     ===========

The following tables recap the Company's stock issuances, by purpose or function, for each of the Fiscal Years ended March 31, 2002 and 2003, respectively:

                        FISCAL YEAR ENDED MARCH 31, 2002

Issuances pursuant to an exemption from registration pursuant to Section 4(2)

Date of                                                  Number     Proceeds or      Excess
 Issue              Issuee                             of Shares     Valuation     Fair Value
 -----              ------                             ---------     ---------     ----------
Cash
8/22/2001       Seth Blumenthal                         100,000      $  7,000      $     --
8/29/2001       Suzanne Tryphonos                         1,666           100            --
10/11/2001      Thomas Clemens                           33,333         2,000            --
10/11/2001      Gerard Stankewicz                        33,333         2,000            --
10/11/2001      Barbara Welker                           10,000           600            --
10/11/2001      Marcia Strada                            10,000           600            --
10/22/2001      Colleen Strada                           10,000           600            --
10/31/2001      Kenneth Ullman                          444,444        20,000            --
12/18/2001      Gerard Stankewicz                        16,666         2,000           500
1/22/2002       Ruth Makofske                            85,000         5,000            --
                                                        -------      --------      --------
                                                        744,442      $ 39,900      $    500
                                                        =======      ========      ========
Conversion of short-term loans (1)
8/10/2001       Barbara Welker                          166,667      $ 10,000      $     --
8/10/2001       Charles Blanchfield                      83,333         5,000            --
8/10/2001       Thomas Clemens                           50,000         3,000            --
8/10/2001       Marilyn Hyman                            33,333         2,000            --
8/10/2001       Joe Mortimer                             16,667         1,000            --
8/10/2001       Suzanne Tryphonos                        10,000           600            --
                                                        -------      --------      --------
                                                        360,000      $ 21,600      $     --
                                                        =======      ========      ========
Consulting and Legal services
11/29/2001      Seth Blumenthal                          25,000      $  1,000      $    250

Lawsuit settlement (2)
9/9/2001        Competitive Media Reporting, LLC.       500,000      $ 20,000      $     --

Legal services (3)
12/28/2001      Warren Hamburger                        120,000      $  7,200      $     --
3/7/2002        Warren Hamburger                         50,000         2,500            --
                                                        -------      --------      --------
                                                        170,000      $  9,700      $     --
                                                        =======      ========      ========
Operating expenses
1/29/2002       Jeffrey Halbirt (4)                     200,000      $ 14,000      $     --
1/29/2002       Terry Nield (4)                         200,000        14,000            --
3/14/2002       Sheldon Katz (5)                          5,000           250            --
                                                        -------      --------      --------
                                                        405,000      $ 28,250      $     --
                                                        =======      ========      ========
Personnel compensation
3/24/2002       Daniel Wasserman (6)                    250,000      $ 15,000      $     --

(1) - Between April 1, 2001 and August 10, 2001, AdZone received approximately $21,600 in cash proceeds for the sale of restricted, unregistered common stock of Executive Help Services, Inc. to be issued concurrent with the business combination date at a rate of $0.06 per share.
(2) - In September 2001, the Company issued 500,000 shares of restricted, unregistered common stock to an unrelated company in settlement of a breach of contract and non-competition agreement between the Company's President and the President's former employer.
(3)  - Mr. Hamburger is a member of the Company's Board of Directors
(4) - Mr. Halbirt and Mr. Nield were previously officers and/or affiliates of the Company prior to the reverse acquisition business combination between AdZone Research, Inc. (formerly Executive Help Services, Inc.) and AdZone Interactive, Inc.
(5) - Issued in payment of late fees incurred on the lease of the Company's former executive offices in Riverhead, New York.
(6) - Issued pursuant to an employment contract for services as the Company's Vice President for Contract Procurement in lieu of cash compensation

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission

Date of                                            Number      Proceeds or       Excess
 Issue              Issuee                       of Shares      Valuation      Fair Value
 -----              ------                       ---------      ---------      ----------
Consulting services
12/13/2001        Charles Blanchfield (7)          40,000        $  4,000        $   --
12/13/2001        Robert King (7)                  40,000           4,000            --
12/13/2001        Thomas Kober (7)                 40,000           4,000            --
12/13/2001        Theresa Kober (7)               300,000          18,000            --
1/29/2002         Leonard Braumberger (8)         133,333          16,000            --
3/1/2002          Leonard Braumberger (8)          53,333           8,000            --
2/21/2002         Dave Grandy (9)                  75,000           9,000            --
                                                 --------        --------        ------
                                                  681,666        $ 63,000        $   --
                                                 ========        ========        ======

(7) - Issued to various professionals, some of whom were existing shareholders, providing legal and accounting services to the Company under one-year contracts.
(8) - Issued to Mr. Braumberger and/or Communique Media Services, Inc. of Blaine, Washington, an unrelated entity, to provide web development services and maintain the Company's corporate internet web site for a fee of $8,000 per month payable in shares as registered on a Form S-8 filing.
(9) - Issued to Mr. Grandy and/or International Standard Consulting Corporation of Vancouver, British Columbia, Canada, an unrelated entity, to provide strategic business and technology development consulting services for a fee of $4,500 per month payable in shares as registered on a Form S-8 filing.

Issuances pursuant to an exemption from registration pursuant to Section 4(2)

Date of                                            Number      Proceeds or       Excess
 Issue              Issuee                       of Shares      Valuation      Fair Value
 -----              ------                       ---------      ---------      ----------
Cash
5/15/02       B&G Holding Co.                       75,000      $    5,000        $   --
6/6/02        Eleanor Garrett                      300,000          15,000            --
6/6/02        Warren Hamburger (10)                200,000          10,000            --
6/24/02       Kevin Messina                        375,000          15,000            --
7/19/02       Scott Bolkema                        700,000          35,000            --
10/8/02       Carl Washwick                        333,334          10,000            --
11/18/02      Joshua Blumenthal                     50,000          10,000            --
3/21/02       Eleanor Garrett                      140,000           2,000            --
3/21/03       Warren Hamburger (10)                140,000           2,000            --
3/31/03       Warren Hamburger (10)                100,000           2,000            --
                                                ----------      ----------        ------
                                                 2,413,334      $  106,000        $   --
                                                ==========      ==========        ======
Consulting and Legal Services
8/2/02        Jack Kratoville (11)                  20,000      $    1,200        $   --
8/5/02        Keith Peters (12)                     50,000           5,000            --
9/7/02        Keith Peters (12)                     50,000           5,000            --
9/7/02        Dag Finn Sjoen (11/18)                10,000             250            --
9/20/02       Suzanne Tryphonos (13)                16,666             333            --
10/2/02       Warren Hamburger (10/14)             100,000           2,000            --
10/4/02       Kathleen Kenney (14)                  25,000             500            --
10/9/02       Jason Genet (15)                   1,200,000          36,000            --
10/11/02      First American Ventures (16)         500,000          12,500            --
10/16/02      Jason Genet (15)                      25,000             875            --
11/7/02       Arthur Metz (17)                      14,000             700            --
11/20/02      Bob Schmidt                          100,000           5,000            --
12/3/02       Arthur Metz (17)                     150,000           4,500            --
12/12/02      Robert Fitzpatrick (14)               60,000           1,200            --
1/10/03       Arthur Metz (17)                     162,000           4,860            --
2/28/03       Warren Hamburger (10/14)             210,000           4,200            --
2/28/03       Thomas Kober (17)                    100,000           3,000            --
3/21/03       Charles Blanchfield (17)             100,000           3,000            --
3/21/03       Thomas Gavin (16)                    100,000           5,000            --
                                                ----------      ----------        ------
                                                 2,992,666      $   95,118        $   --
                                                ==========      ==========        ======
Directors fees
5/1/02        John Conley                           10,000      $      500        $   --
11/18/02      Jonathan White                        40,000           4,500            --
2/28/03       Russell Ivy                           10,000             300            --
2/28/03       John Conley                           50,000           1,500            --
2/28/03       Jonathan White                        50,000           1,500            --
                                                ----------      ----------        ------
                                                   160,000      $    8,300        $   --
                                                ==========      ==========        ======
Personnel compensation
2/28/02        Charles Cardona                   2,000,000      $   30,000        $   --
5/29/02        Valerie Cardona (19)                150,000           4,500            --
7/9/02         Daniel Wasserman                    300,000          12,000            --
8/5/02         Elizabeth Neese                       5,000             500            --
9/20/02        Reidar Sjoen (18)                   275,000           5,500            --
10/1/02        Ursula Olivares                     250,000           5,000            --
10/7/02        Valerie Cardona (19)                275,000           5,500            --
1/27/03        Reidar Sjoen (18)                   250,000           5,000            --
1/28/03        Thomas Madigan                       60,000             900            --
2/28/03        Thomas Madigan                       25,000             750            --
2/28/03        John Cardona                      2,000,000          30,000            --
2/28/03        Ursula Olivares                     100,000           3,000            --
2/28/03        Reidar Sjoen (18)                   100,000           2,000            --
                                                ----------      ----------        ------
                                                 5,790,000      $  104,650        $   --
                                                ==========      ==========        ======

(10) - Mr. Hamburger is a member of the Company's Board of Directors
(11) - Issued for various services related to the Company's relocation of it's corporate offices.
(12) - Issued for general business advisory services.
(13) - Issued for general office and clerical services
(14) - Issued for legal services.
(15) - Issued for Website development, updates and maintenance.
(16) - Issued for various investor and public relations services.
(17) - Issued  for  accounting,   bookkeeping  and  other  financial  reporting
       services.
(18) - Mr. Dag Finn Sjoen is the father of Mr. Reidar Sjoen, an employee of the Company.
(19) - Ms. Cardona is the mother of Charles Cardona, the Company's Chairman, and John Cardona, the Company's former President of the Company

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission

Date of                                            Number      Proceeds or       Excess
 Issue              Issuee                       of Shares      Valuation      Fair Value
 -----              ------                       ---------      ---------      ----------
Common stock directly issued
Consulting and Legal services
4/3/02         Leonard Braumberger (8)             53,333        $ 8,000        $    --
4/10/02        Dave Grandy (9)                     30,000          4,500             --
5/7/02         Leonard Braumberger (8)             53,333          8,000             --
5/7/02         Dave Grandy (9)                     30,000          4,500             --
6/6/02         Leonard Braumberger (8)             53,333          8,000             --
6/6/02         Dave Grandy (9)                     18,000          4,500             --
7/1/02         Leonard Braumberger (8)             53,333          8,000             --
7/1/02         Dave Grandy (9)                     18,000          4,500             --
8/19/02        Tyler Byrd (12)                    400,000         24,000             --
8/19/02        Thomas Gavin (16)                  175,000         10,500             --
9/7/02         Thomas Gavin (16)                  140,000          7,000             --
9/20/02        Charles Blanchfield (17)           233,333           9,333             --
9/20/02        Robert King (17)                   233,333           9,333             --
9/20/02        Thomas Kober (17)                  233,334           9,334             --
10/4/02        Robert Fitzpatrick (14)            100,000           3,000             --
10/7/02        Jason Genet (15)                   400,000           8,000          8,000
10/9/02        Leonard Braumberger (8)             60,000           8,000             --
1/1/03         Thomas Gavin (17)                  306,000          15,300             --
1/10/03        John Calcagni (14)                 168,000           4,200             --
3/27/03        Hank Zemla (12)                    150,000           2,250             --
                                               ----------       ---------        -------
                                                2,908,332       $ 160,250        $ 8,000
                                               ==========       =========        =======

Common stock issued pursuant to the granting of options to purchase

Date of                                            Number      Proceeds or       Excess
 Issue              Issuee                       of Shares      Valuation      Fair Value
 -----              ------                       ---------      ---------      ----------
Consulting and Legal services
8/19/02         Kyle Kennedy (20)                 500,000        $ 18,000        $12,000
10/7/02         Kyle Kennedy (20)                 250,000           2,500          5,000
10/16/02        Kyle Kennedy (20)               1,000,000          15,000         20,000
11/12/02        Kyle Kennedy (20)                 200,000           3,000          3,000
11/26/02        Kyle Kennedy (20)                 300,000           4,300          2,700
12/10/02        Kyle Kennedy (20)               2,100,000          30,800         23,100
1/23/03         Kyle Kennedy (20)               1,050,000          23,100         15,750
1/28/03         Kyle Kennedy (20)               3,950,000          28,500         11,850
                                               ----------        --------        -------
                                                9,350,000        $113,100        $93,400
                                               ==========        ========        =======

(20) - On Aug. 19, 2002 the Company entered into a consulting agreement with Kyle Kennedy to assist the Company with business strategy, business development and mergers and acquisitions. Mr. Kennedy's compensation was in the form of options to purchase registered freely trading securities at various discounts to the then current Market price. The agreement was on a month to month basis cancellable at 30 days notice by either party. Mr. Kennedy was also formerly affiliated with Spartan Securities Group, Ltd. and has represented to the Company that the services provided in this agreement are separate and unique to Spartan's efforts in capital raising.

Transactions subsequent to March 31, 2003

On May 27, 2003, the Company received a $50,000 contract from a major United States defense contractor to provide support services related to that entity's provision of services for Homeland Security issues.

During the period from April 1, 2003 through June 25, 2003, the Company issued shares of registered and restricted, unregistered common stock for

Date of                                            Number      Proceeds or
 Issue              Issuee                       of Shares      Valuation      Purpose
 -----              ------                       ---------      ---------      -------
Registered on Form S-8
4/3/03          Leonard Braumberger                 53,333      $2,133       Investor relations
5/7/03          Duane Lewin                         20,000         600       Office design
5/7/03          Elizabeth Lewin                     15,000         400       Office design
5/7/03          Sunny Lewin                         15,000         400       Office design
                                                   -------
                                                   103,333
                                                   =======
Restricted, Unregistered shares
4/23/03        Ruth Makofske                 500,000        $ 8,000        Cash investment
5/5/03         Thomas Madigan                  5,000            100        Cash investment
5/13/03        Warren Hamburger              150,000          3,000        Cash investment
6/3/03         Kevin Messina                 375,000         15,000        Cash investment
5/23/03        Jo Ann Palminteri               3,000            150        Clerical services
5/23/03        Elizabeth Neese                 3,000            150        Clerical services
4/28/03        Daniel Wasserman              500,000         10,000        Compensation
4/28/03        Paidoussis Olga               200,000          3,200        Legal services
4/30/03        Paul Weaver                    50,000          1,000        Military consulting
5/22/03        Victor Yurkins                 25,000          1,250        Military consulting
5/5/03         Jason Miller                    7,000            280        Investor relations
5/5/03         Scott Rubin                     7,000            280        Investor relations
5/5/03         Thomas Gavin                   50,000          2,000        Public relations
6/5/03         Hank Zemla                    100,000          9,000        Public relations
7/5/03         Equities Magazine, LLC         50,000          4,500        Conference fees
                                           ---------
                                           2,025,000
                                           =========

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

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

Fiscal Year ended March 31, 2003 compared to March 31, 2002

The year end March 31, 2003 has seen tremendous change at AdZone Research. The economic downturn in the US economy has hampered our expected inroads into the commercial adverting end of our business and we have had to slow our development in that area. The portion of our business dealing with defense issues and internet terrorism has show great potential for growth . We have aligned ourselves with The Raytheon Corp, Sarnoff Corp and Autometric ( a subsidiary of the Boeing Corp.) We had expected to have secured a direct contract with the US government but bureaucratic and political issues have slowed our expected growth. During the year we turned our focus to partnering with established defense contractors .

The Company is still considered to be in the development stage as we have no substantial revenues to date. We expect to fully implement our business plan during the year ended March 31, 2004.

The Company incurred system production and maintenance expenses of approximately
88,309,   including   depreciation  of  approximately  14,305,  as  compared  to approximately 71,463 for the same period of the prior fiscal year.

The Company incurred operating expenses of approximately 598,486 exclusive of officer's compensation, for fiscal 2003, as compared to approximately 200,882 the same period of the prior fiscal year. The Company experienced shifts in categorical expenses including a decrease in selling and marketing expenses by approximately 43,831, a decrease in consulting and professional fees of approximately2374,29, and an increase in other general and administrative costs of approximately 245,517

For the fiscal year ended March 31, 2003, the Company incurred a net loss of approximately $(927,536) as compared to a net loss of approximately $(611,630) for the fiscal year ended March 31, 2002. Based on the weighted-average number of shares of common stock issued and outstanding at March 31, 2003 and 2002, respectively, the Company incurred a net loss per share of approximately $(.03) and $(.02).

For the fiscal year ended March 31, 2003 the Company accrued approximately $229,278 in compensation expense relating to employment contracts it had entered into with its Chief Executive Officer, Charles Cardona, and its former President, John Cardona.

Fiscal Year ended March 31, 2002 compared to March 31, 2001

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

For the fiscal year ended March 31, 2001 the Company accrued approximately $211,428 in compensation expense relating to employment contracts it had entered into with its Chief Executive Officer, Charles Cardona, and its former President, John Cardona.

Liquidity

The Company has been able to advance its business plan in a limited fashion by maintaining and upgrading the defense oriented products and services and marketing efforts for these products.

The capitalization of the Company through the sale of equity securities, loans and options exercised has allowed the Company to maintain a positive cash position. The Company has approximately $8,084 on hand at March 31, 2003 as compared to $0 as of March 31, 2002.

Liquidity during Fiscal 2002 and 2003 was provided principally through the unregistered sales of equity securities, loans and the exercise of options under the companies stock option plan. See Section 5 elsewhere in this 10k . There is no guarantee that the Company will be successful in Cash from the Sale of unregistered Securities or through loans. Total proceeds from these sales were approximately $ 103,587 during fiscal 2003 and $39,656 during Fiscal 2002

The companies Chairman and CEO, Charles Cardona and director John Cardona have loaned the company 8 million of their shares for the company to acquire stock loans to assist in funding the companies operations. Management felt this was in the best interest of the company and shareholders as the stock is held in escrow.

Additional funding from either the sale of equity securities or advances from shareholders will be helpful to support future maintenance of the corporate entity and development of the Company's business plan. The companies recent revenue generating contract with A large defense contractor will help in providing liquidity for ongoing operations. The company anticipates additional revenue generating contracts from its partners and directly from Govt. agencies in the coming fiscal year.

Plan of Operation

The Company has initially identified three key potential markets for the Company's products: businesses engaged in advertising research; agencies of the federal and of state governments and world health organizations; and the defense and security industries. The Company's operations will continue to focus on mining of data and other information through the monitoring of internet websites developed and maintained by independent third parties worldwide. Additionally, if the Company is able to obtain one or more contracts with governmental agencies or other organizations to provide internet monitoring for possible terrorist, cybercrime and/or bioterrorist activities, management intends to use its proprietary software in accordance with the requirements of such respective contracts. The company has been very successful in garnering support from many members of Congress, and it's partners Autometric (A division Of Boeing), Raytheon and Sarnoff Corp. The company feels this is excellent validation of it's technology and the usefulness of it's data.

The company is sometimes frustrated by it's inability to fully discuss some of the many capabilities of it's technology due to national security concerns. The company does continue to work very earnestly on all of the contracts and opportunities it feels are in it's best interest.

In June 2002, the Company concluded a Systems Integrator Agreement with the Raytheon Company under which Raytheon agreed to use its efforts to obtain systems integrator agreements with smaller technology firms to provide software tools developed by the Company that would enhance the data analysis capabilities. Our contacts at Raytheon have indicated that they are presenting AdZone's products to various clients including US and international governmental and security agencies. The company anticipates contracts to result from these efforts in the fiscal year beginning April 1, 2003.

In March of 2003, the company signed an agreement with Sarnoff Corp. to jointly market anti-terrorist services to govt. security agencies. The companies plan to offer technology that discovers and tracks clandestine communications by terrorist or other outlaw groups across the World Wide Web. Their combined expertise can produce advanced tools for uncovering and decoding hidden messages and other content embedded in the pixels of innocent-looking Web pages.

In April of 2003, the company signed an agreement with Autometric (A division Of Boeing) The Company anticipates substantial revenue to result within the fiscal year beginning April 1, 2003. The company believes that its alliance with Autometric (A division Of Boeing) will benefit both entities and provide considerable sales opportunities.

The company continues to market it's surveillance systems and data directly to various govt agencies. The company has temporarily suspended its efforts in marketing it's products at the state level and is instead currently focusing on more lucrative federal agency contracts and contracts through it's partners Autometric (A division Of Boeing), Raytheon and Sarnoff.

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

The company is very optimistic about it's future and has pledged to try to improve shareholder value through a stock repurchase program and through corporate awareness programs. The Board of directors approved a plan to set aside 5% of the first $3 million in sales revenues for the repurchase of the companies stock.

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

                                    PART III

ITEM 9 - OFFICERS AND DIRECTORS

The directors and executive officers serving the Company are as follows:

Name                  Position Held and Tenure      Date First Elected/Appointed
----                  ------------------------      ----------------------------
Charles Cardona       Chairman of the Board and              August 2001
                      Chief Executive Officer

Daniel Wasserman      Executive Vice President              January 2002

John Cardona          Director                               August 2001

Warren Hamburger      Director                               August 2001

Russell Ivy           Director                              January 2001

The directors named above will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. Charles Cardona has entered into an employment agreement with the Company that terminates on August 31, 2004, and Daniel Wasserman has entered into an employment agreement that terminates on March 3, 2004. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

Biographical Information

Charles Cardona Charles Cardona, age 39, has served as the Company's President and Chairman of the Board since the Company's merger with AdZone Interactive, Inc. in August 2001. From February 2000 to August 2001, Mr. Cardona was President and Chief Executive Officer of AdZone Interactive, Inc., with which the Company merged in August 2001. From 1992 to February 2000, Mr. Cardona was the President of Owl Data Systems, Inc., a software development company owned by Mr. Cardona.

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

Daniel Wasserman

Daniel Wasserman, age 52, was appointed Executive Vice President and Managing Director of the Company's Global Defense Group in January 2002. >From July 2001 to December 2001, Mr. Wasserman was Vice President-Commercial Sales of Reliable Integration Services, a systems integration company. From November 2000 until June 2001, he was Vice President of Sales of zGraffitti, a desktop advertising firm. Mr. Wasserman served as Vice President of Sales/Advertising for Conducent, Inc., a desktop advertising firm, from March 1999 through November 2000. Beginning in 1995 through February 1999, Mr. Wasserman was a consultant to various companies specializing in technology marketing, including Lucent Technologies and Sympatico, which subsequently became the largest internet service provider in Canada. Mr. Wasserman received a Bachelor of Science degree in biology in 1972 from the University of Toronto and an MBA degree in marketing from The Schulich School of Business of York University, Toronto, Canada, in 1978.

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

Charles Cardona, the Company's Chief Executive Officer and Director, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, Mr. Cardona's Form 3 would have reflected xxx shares currently held by him and 12,849 shares and xxx shares owned by Michael Cardona, Mr. Cardona's brother and Valerie Cardona, Mr. Cardona's mother, respectively. Mr. Cardona has not at any time previously sold any securities of the Company owned by him.

John Cardona, the Company's former President and a Director of the Company, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, Mr. Cardona's Form 3 would have reflected xxx shares currently held by him and 12,849 shares and xxx shares owned by Michael Cardona, Mr. Cardona's brother and Valerie Cardona, Mr. Cardona's mother, respectively. Mr. Cardona has not at any time previously sold any securities of the Company owned by him.

Daniel Wasserman, the Company's Executive Vice President, has not filed a Form 3
- - Initial Statement of Beneficial Ownership of Securities, as required by
Section 16(a). If filed, Mr. Wasserman's Form 3 would have reflected 1,050,000 shares currently held by him. Mr. Wasserman has not at any time previously sold any securities of the Company owned by him.

Warren Hamburger, a Director of the Company, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, Mr. Hamburger's Form 3 would have reflected xxx shares currently held by him. Mr. Hamburger has not at any time previously sold any securities of the Company owned by him.

ITEM 10 - EXECUTIVE COMPENSATION

In August 2001, the Company entered into an employment agreement with Mr. Charles Cardona, which superseded a prior agreement, under which Mr. Cardona will serve as the Company's Chief Executive Officer through August 31, 2004. Under his agreement, Mr. Cardona was/is entitled to base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, Mr. Cardona may be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year. Mr. Cardona may also receive a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company reaches annual profitability. Under his employment agreement, Mr. Cardona will also receive 10% of sales revenues generated through his efforts. Additional bonuses are payable as follows: (i) 0.5% of prior year's revenues; (ii) 3.5% of prior year's profits; (iii) 3.75% of the first $3 million in growth in market capitalization during any year; and (iv) 1.75% of any growth in market capitalization over $3 million during any year. Mr. Cardona was also granted an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for 5 years after the date of grant. In the event Mr. Cardona's employment is involuntarily terminated, he will be entitled to receive an amount equal to three times his annual salary in effect during the year in which such termination occurred.

In August 2001, the Company entered into an employment agreement with Mr. John Cardona under which, which superseded a prior agreement, Mr. Cardona agreed to serve as the Company's President through August 31, 2004. Under his agreement, the Company agreed to pay Mr. Cardona base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, the agreement provided that Mr. Cardona could be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year. Mr. Cardona was also entitled to a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company achieved annual profitability. Under his agreement, Mr. Cardona was also entitled to receive 10% of sales revenues generated through his efforts. Additional bonuses were payable as follows: (i) 0.5% of prior year's revenues;
(ii) 3.5% of prior year's profits; (iii) 3.75% of the first $3 million in growth in market capitalization during a previous year; and (iv) 1.75% of any growth in market capitalization over $3 million during a previous year. Mr. Cardona was also granted an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for 5 years after the date of grant. Mr. Cardona terminated his employment with the Company in June 2002 but has remained as a consultant to the Company.

In March 2003, the Company entered into an employment agreement with Daniel Wasserman to serve as its Executive Vice President and Managing Director of Global Defense Group for a 12-month period. Under his agreement, Mr. Wasserman received a salary of $175,000 per year, commencing upon closing of a paid sale or completed financing of $1,000,000 or more. Until such time, the Company shall pay Employee an interim salary beginning at $550 per week. The salary will increase by $1000 per month upon the first paid sale of $50,000 or more made by the employee. The salary will then increase by an additional $1500 per month upon each paid sale of $100,000 or more made by the employee. These increases will continue until the standard base salary of $175,000 per year is reached. This salary is independent of any commission, which may be earned and paid. Should the employee reach $1,200,00 in paid sales by the end of 2003 the employee will be entitled to full base salary of $175,000 for the entire year of 2003, any back portion of which is unpaid at that time will be paid to the employee within 30 days. This provision is in addition to any commission, which is due. Mr. Wasserman also received a contract sign bonus of 450,000 shares. The company shall pay the employee a bonus of 100,000 shares upon the contracting of a sale of $1,000,000 or more. The employee shall be entitled to 4 weeks paid vacation, plus 10 holiday days off per year. Unused vacation will be paid at the end of the year. Medical benefits will be paid by the company once the board begins coverage for the employee. The company shall pay the employee a cash bonus of $175,000 should sales exceed $3,000,000 for the calendar year of 2003. This bonus shall be paid proportionally as sales revenues are received. The employee shall receive 1.5 % of the first $1,000,000 of contract value as paid on each contract brought in by employee. The employee shall receive 2.5 % of contract values above $1,000,000 as paid on each contract brought in by employee. Additional compensation for consulting contracts brought in will be negotiated on a case by case basis. This commission shall be payable when funds are received by the company and shall be paid to the employee regardless of the salary status. There shall be an additional sales commission bonus of 1% on any $ 500,000 plus sale closed prior to July 4, 2003. Should a multi year contract be closed, this bonus shall apply to first year value only. This commission bonus shall be paid as the money is received by AdZone.

The following Summary Compensation Table sets forth all cash and non-cash compensation paid or accrued for services rendered in all capacities to the named Executive Officers for the fiscal years ended March 31, 2003, 2002, 2001 and 2000:

                           SUMMARY COMPENSATION TABLE

                                                                     Securities
                                                                     Underlying
Name/Title                           Year            Salary         Options/SARs
----------                           ----            ------         ------------
Charles Cardona                      2003           $190,385                  0
Chief Executive Officer              2002           $153,525          1,000,000
                                     2001           $ 25,941                  0
                                     2000           $      0                  0

John Cardona                         2003           $ 38,893                  0
                                     2002           $157,408          1,000,000
                                     2001           $ 22,058                  0
                                     2000           $  6,667                  0

In May 2002, the Company issued 1,500,000 shares of its Common Stock to each of Mr. Charles Cardona, the Company's Chairman of the Board and Chief Executive Officer, and to Mr. John Cardona, the Company's President until his resignation in June 2002, and a Director of the Company. Such shares were issued in lieu of $45,000 of cash compensation to which each of such persons was entitled under his respective employment agreement. From the date of his employment with the Company on March 1, 2002 through March 32, 2003, Mr. Daniel Wasserman, the Company's Executive Vice President and Managing Director of Global Defense Group, has received 1,050,000 shares of the Company's common stock in lieu of cash compensation pursuant to the terms of his employment agreement.

Director Compensation

The Company does not currently pay a director fee for attending scheduled and special meetings of the Board of Directors. The Company does not pay the expenses of all of its directors in attending board meetings. From time to time the Management Advisory Board members receive compensation at the discretion of the board for their services.. The company issued 10,000 shares of its restricted common to Russell Ivy for his participation in all board meetings

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                                Percent of Total
                     Number of Securities         Options/SAR's
                         Underlying           Granted to Employees       Exercise of
Name                Options/SAR's Granted        In Fiscal Year        Base Price($/Sh)     Expiration Date
----                ---------------------        --------------        ----------------     ---------------
Charles Cardona          1,000,000                   50.00%                 $0.10                8/28/06
John Cardona             1,000,000                   50.00%                 $0.10                8/28/06

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                     Value of Unexercised
                                                         Number of Unexercised           In-The-Money
                                                         Securities Underlying             Option/SARs
                   Shares Acquired                       Options/SARs At FY-End           At FY-End
Name                On Exercise       Value Realized    Exercisable/Unexercisable    Exercisable/Unexercisable
----                -----------       --------------    -------------------------    -------------------------
Charles Cardona         -0-                 $0                1,000,000                       $0
John Cardona            -0-                 $0                1,000,000                       $0

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

In November 2001, the Company entered into a consulting agreement with Blanchfield, King, Kober & Company, P.C. ("BKK") for the period commencing November 1, 2001 through December 31, 2002 pursuant to which various principals of BKK would provide accounting, tax and financial reporting services to the Company. The Company agreed to pay BKK $18,000 for such services. Of such amount, $6,000 is required to be paid in twelve (12) installments of $500.00 each and $12,000 is payable through the issuance of 120,000 shares of common stock of the Company, valued at $0.10 per share, to three principals of BKK. The Company also agreed to cause such stock to be registered with the Securities and Exchange Commission on Form S-8. The company defaulted n the cash portion of the agreement. And the contract was cancelled. A new contract incorporating the unpaid balance as well as additional work was negotiated for a fee of 700,000 shares of freely trading common stock registered on form S-8

In January 2002, the Company entered into a one-year consulting agreement with Communique Media Services International, Inc. ("CMS") pursuant to which CMS agreed to plan, design and develop the contents and programming of the Company's website and to provide ongoing support of materials and postings for the Company's website. As compensation, the Company agreed to pay a principal of CMS a fee of $8,000 per month payable in common stock of the Company in accordance with the following schedule: 80,000 shares in the first month of the contract valued at $0.10 per share; 53,333 shares per month in months 2 through 6 of the contract valued at $0.15 per share; and 32,000 shares per month in months 7 through 12 of the contract valued at $0.25 per share. The Company also agreed to cause the stock to be issued under the consulting agreement to be registered with the Securities and Exchange Commission on Form S-8.

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

In April 2002, the Company entered into a one-year consulting agreement with NuQuest Consulting, Inc. pursuant to which NuQuest agreed to consult with and assist the Company with respect to the Company's business plan, its financial statements and other materials prepared for the purpose of obtaining equity financing, engaging in a public offering, and/or relating to the trading of the Company's common stock in the public markets. NuQuest also agreed to use reasonable efforts to seek and identify potential investors for the Company, to assist the Company in the consummation of any proposed financing, and to provide the Company with written reports of the status of its efforts on behalf of the Company. As compensation for its services, the Company agreed to issue to NuQuest warrants to purchase 900,000 shares of common stock, on a fully diluted basis. The warrants are exercisable at $0.15 per share, and the Company has agreed to file an S-8 Registration Statement with the Securities and Exchange Commission to register the shares underlying the warrants. In addition, the Company agreed to pay NuQuest cash compensation of $33,000 payable in monthly installments over the term of the contract. This agreement is currently in dispute by the company. No compensation has been granted to NuQuest and no settlement has been arrived at as of yet.

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

                                                                  % of Class
Name and address                     Number of Shares         Beneficially Owned
----------------                     ----------------         ------------------
Charles Cardona                        15,046,422 (1)                 25%
17 Sunny Line Dr.
Calverton, NY 11933

John Cardona                           11,091,849 (2)                 18%
118 Overlook Dr.
Aquebogue, NY 11931

Daniel Wasserman                        1,050,000                      2%
20953 Cohasset Ter
Ashburn, VA

Warren Hamburger                        1,070,000                      2%
42 Fire Island Ave.
Babylon, NY 11702

Russell Ivy                                50,000                     .1%
211 West Sealy Street
Alvin, TX 77511

All Executive Officers and
Directors of the Company as
a Group (5 persons)                    28,308,271                     50%

----------
(1) Includes 1,000,000 shares that may be acquired upon exercise of stock options granted to Mr. Cardona at an exercise price of $0.10 per share. Excludes 11,091,849 shares owned by John Cardona, Mr. Cardona's brother; 12,849 shares owned by Michael Cardona, Mr. Cardona's brother; and 198,183 shares owned by Valerie Cardona, Mr. Cardona's mother, with respect to all of which Mr. Cardona disclaims beneficial ownership. Plus 4,000,000 shares owed to Mr. Cardona under the agreement which he loaned the company 4,000,000 shares for the purpose of a stock loan.
(2) Includes 1,000,000 shares that may be acquired upon exercise of stock options granted to Mr. Cardona at an exercise price of $0.10 per share. Excludes 15,046,422 shares owned by Charles Cardona, Mr. Cardona's brother; 12,849 shares owned by Michael Cardona, Mr. Cardona's brother; and 198,183 shares owned by Valerie Cardona, Mr. Cardona's mother, with respect to all of which Mr. Cardona disclaims beneficial ownership. Plus 4,000,000 shares owed to Mr. Cardona under the agreement which he loaned the company 4,000,000 shares for the purpose of a stock loan.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John Cardona and Charles Cardona have made advances to the Company for operating and other expenses from time to time. As of March 31, 2002, approximately $xxx of such advances remained outstanding. Such loans bear interest at a rate of 10% per annum and are repayable in aggregate monthly installments of $xxx Due to the nature of this debt and the Company's irregular payment history, such advances have been classified as "current" in the Company's audited financial statements included with this Form 10-KSB.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
-------
 2.1    Plan of Acquisition, Reorganization or Liquidation *
 3.1    Certificate of Incorporation **
 3.2    By-Laws **
10.1    Consulting Agreement dated as of October 26, 2001 with Theresa A. Kober
        ***
10.2 Consulting Agreement dated as of November 2, 2001 with Blanchfield, King, Kober & Company, P.C. +
10.3    Consulting Agreement dated as of August 13, 2002 with Thomas F. Gavin
10.4 Consulting Agreement dated as of February 5, 2002 with International Standard Consulting Corporation +++
10.5    Employment Agreement dated August 29, 2001 with Charles Cardona
10.6    Employment Agreement dated as of August 29, 2001 with John Cardona
10.7    Employment Agreement dated as of March 1, 2002 with Daniel Wasserman
10.8    Consulting Agreement dated as of April 2002 with NuQuest Consulting,
        Inc.
10.9    Systems Integration Agreement dated as of June 21 2002 with Raytheon
        Company
10.10 Financial Services Agreement with First American Financial Group dated June 20, 2002
10.11 Term Sheet between the Company and First American Financial Group dated June 19, 2002 relating to private placement of convertible preferred stock
10.12 Term Sheet between the Company and First American Financial Group dated June 19, 2002 relating to Bridge loan
23.1    Consent of Independent Public Accountant

Reports on Form 8-K:

* Incorporated by reference to Exhibit 2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2001.
** Incorporated by reference to the same exhibit number in the Registrant's Form 10SB12G filed with the Securities and Exchange Commission on December 30, 1999.
*** Incorporated by reference to Exhibit 101 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 13, 2001.
+ Incorporated by reference to Exhibit 10.2 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 13, 2001.
++ Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on January 28, 2002.
+++ Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on February 21, 2002.

                                   SIGNATURES


In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   AdZone Research, Inc.


Dated: June 25, 2003               By: /s/ Charles Cardona
                                       ----------------------------------------
                                       Charles Cardona, Chief Executive Officer
                                       and Chief  Accounting Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Dated: June 25, 2003               By: /s/ Charles Cardona
                                       ----------------------------------------
                                       Charles Cardona, Chairman of the Board


Dated: June 25, 2003               By: /s/ John Cardona
                                       ----------------------------------------
                                       John Cardona, Director


Dated: June 25, 2003               By: /s/ Warren Hamburger
                                       ----------------------------------------
                                       Warren Hamburger, Director


Dated: June 25, 2003               By: /s/ Russell Ivy
                                       ----------------------------------------
                                       Russell Ivy, Director

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                                    CONTENTS

                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-2

FINANCIAL STATEMENTS

   Balance Sheets
     as of March 31, 2003 and 2002                                         F-3

   Statements of Operations and Comprehensive Income for the years ended March 31, 2003 and 2002 and for the period from
     February 28, 2000 (date of inception) through March 31, 2003          F-4

   Statement of Changes in Shareholders' Equity for the years ended
     March 31, 2003 and 2002 and for the period from February 28, 2000
     (date of inception) through March 31, 2003                            F-5

   Statements of Cash Flows
     for the years ended March 31, 2003 and 2002 and
     for the period from February 28, 2000 (date of inception)
     through March 31, 2003                                                F-6

   Notes to Financial Statements                                           F-7

S. W. HATFIELD, CPA
certified public accountants

Member: Texas Society of Certified Public Accountants
        Press Club of Dallas


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
AdZone Research, Inc.

We have audited the accompanying balance sheets of AdZone Research, Inc. (a Delaware corporation and a development stage company) as of March 31, 2003 and 2002 and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the years ended March 31, 2003 and 2002 and for the period from February 28, 2000 (date of inception) through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdZone Research, Inc. as of March 31, 2003 and 2002 and the results of its operations and cash flows for the years ended March 31, 2003 and 2002 and for the period from February 28, 2000 (date of inception) through March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company is in the development stage, has focused principally on the development of its proprietary software and has not focused efforts towards developing a mature revenue base. Accordingly, the Company is dependent on short-term loans from shareholders, officers and affiliates and/or additional private placements of equity securities to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                               /s/ S. W. HATFIELD, CPA
Dallas, Texas
June 30, 2003

                      Use our past to assist your future (sm)
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                             March 31, 2003 and 2002

                                                          March 31,          March 31,
                                                            2003               2002
                                                         -----------       -----------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                              $     8,084       $        --
   Prepaid expenses and other                                 35,375            22,175
                                                         -----------       -----------
     TOTAL CURRENT ASSETS                                     43,459            22,175
                                                         -----------       -----------

PROPERTY AND EQUIPMENT - AT COST                              60,860            60,252
   Accumulated depreciation                                  (49,255)          (32,352)
                                                         -----------       -----------
     NET PROPERTY AND EQUIPMENT                               11,605            27,920
                                                         -----------       -----------
OTHER ASSETS
   Security deposits and other                                   390             2,190
                                                         -----------       -----------

TOTAL ASSETS                                             $    55,454       $    52,285
                                                         ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of Note payable                    $    65,958       $    65,958
   Accounts payable - trade                                  130,341           121,398
   Accrued interest payable                                    2,514             1,078
   Advances from officers                                     34,774            14,694
   Accrued officer compensation                              570,360           358,932
                                                         -----------       -----------
     TOTAL CURRENT LIABILITIES                               803,947           562,060
                                                         -----------       -----------

LONG-TERM LIABILITIES                                             --                --
                                                         -----------       -----------

     TOTAL LIABILITIES                                       803,947           562,060
                                                         -----------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value 20,000,000 shares
    authorized none issued and outstanding                        --                --
   Common stock - $0.001 par value 100,000,000 shares
    authorized 50,096,462 and 26,482,130 shares
    issued and outstanding, respectively                      50,096            26,482
   Additional paid-in capital                              2,251,242         1,571,238
   Deficit accumulated during the development stage       (3,035,031)       (2,107,495)
                                                         -----------       -----------
                                                            (733,693)         (509,775)
   Stock subscription receivable                             (14,800)               --
                                                         -----------       -----------

     TOTAL SHAREHOLDERS' EQUITY                             (748,493)         (509,775)
                                                         -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $    55,454       $    52,285
                                                         ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended March 31, 2003 and 2002 and
    Period from February 28, 2000 (date of inception) through March 31, 2003

                                                                                           Period from
                                                                                        February 28, 2000
                                                                                       (date of inception)
                                                   Year ended          Year ended            through
                                                 March 31, 2003      March 31, 2002      March 31, 2003
                                                 --------------      --------------      --------------
REVENUES                                          $        --         $     2,890         $    84,006
                                                  -----------         -----------         -----------
PRODUCTION EXPENSES
   Salaries, wages and related costs                   33,881                  --             568,907
   Direct occupancy and operating expenses             40,123              57,294             258,626
   Depreciation                                        14,305              14,169              41,317
                                                  -----------         -----------         -----------
     Total production expenses                         88,309              71,463             868,850
                                                  -----------         -----------         -----------

GROSS PROFIT                                          (88,309)            (68,573)           (784,844)
                                                  -----------         -----------         -----------
OPERATING EXPENSES
   Selling and marketing costs
     Salaries, wages and related costs                     --                 361             326,458
     Direct occupancy and operating expenses               --              43,470             337,457
   General and administrative costs
     Officers compensation                            229,278             310,933             618,210
     Consulting and professional fees                 356,438             119,009             623,683
     Other general and administrative costs           138,030              34,142             174,207
   Compensation expense related to common
     stock issuances at less than "fair value"        101,400                 750             102,150
   Depreciation                                         2,618               3,140              11,964
                                                  -----------         -----------         -----------
     Total operating expenses                         827,764             511,815           2,194,129
                                                  -----------         -----------         -----------

LOSS FROM OPERATIONS                                 (916,073)           (580,388)         (2,978,973)

OTHER INCOME (EXPENSE)
   Interest and other income                               --                  --               4,338
   Interest expense                                   (11,463)            (11,242)            (24,580)
   Lawsuit settlement                                      --             (20,000)            (20,000)
   Loss on disposition of equipment                        --                  --             (15,816)
                                                  -----------         -----------         -----------

NET LOSS                                             (927,536)           (611,630)         (3,035,031)

OTHER COMPREHENSIVE INCOME                                 --                  --                  --
                                                  -----------         -----------         -----------

COMPREHENSIVE LOSS                                $  (927,536)        $  (611,630)        $(3,035,031)
                                                  ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
     STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS - CONTINUED
                     Years ended March 31, 2003 and 2002 and
    Period from February 28, 2000 (date of inception) through March 31, 2003

                                                                                     Period from
                                                                                  February 28, 2000
                                                                                 (date of inception)
                                             Year ended          Year ended            through
                                           March 31, 2003      March 31, 2002      March 31, 2003
                                           --------------      --------------      --------------
NET LOSS                                   $   (927,536)        $   (611,630)        $ (3,035,031)

OTHER COMPREHENSIVE INCOME                           --                   --                   --
                                           ------------         ------------         ------------

COMPREHENSIVE INCOME                       $   (927,536)        $   (611,630)        $ (3,035,031)
                                           ============         ============         ============
Net loss per weighted-average share
 of common stock outstanding,
 computed on Net Loss
 - basic and fully diluted                 $      (0.03)        $      (0.02)        $      (0.11)
                                           ============         ============         ============
Weighted-average number of shares
 of common stock outstanding
 - basic and fully diluted                   36,670,763           24,479,563           27,360,150
                                           ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
      Period from May 31, 1994 (date of inception) through March 31, 2003

                                                                                   Deficit
                                                                                  accumulated
                                                                   Additional       in the           Stock
                                         Common Stock               paid-in      development     subscription
                                     Shares         Amount          capital         stage         receivable        Total
                                     ------         ------          -------         -----         ----------        -----
INITIAL CAPITALIZATION
 FEBRUARY 28, 2000                       170     $       150     $        --     $        --     $        --     $       150
Effect of September 10, 2000
 125,000 for 1 forward stock
 split and change to $0.001
 par value                        21,249,830          21,100         (21,100)             --              --              --

February 29, 2000 private
 placement of common stock                30       1,000,000              --              --        (600,000)        400,000
Effect of September 10, 2000
 125,000 for 1 forward stock
 split and change to $0.001
 par value                         3,749,970        (996,250)        996,250              --              --              --
Less costs of raising capital             --              --         (12,500)             --              --         (12,500)

Net loss for the period                   --              --              --         (35,822)             --         (35,822)
                                 -----------     -----------     -----------     -----------     -----------     -----------

BALANCES AT MARCH 31,2000         25,000,000          25,000         962,650         (35,822)       (600,000)        351,828

Cash received on stock
 subscription receivable                  --              --              --              --         600,000         600,000

November 30, 2000 private
 placement of common stock           666,665             667         289,333              --              --         290,000
Less costs and expenses of
 raising capital                          --              --        (188,500)             --              --        (188,500)
Common stock issued for:
 Costs and expenses of raising
  capital                            400,000             400         175,600              --              --         176,000
 Prepaid interest on loan            250,000             250          31,000              --              --          31,250
 Employee wages and bonuses        1,095,000           1,095          64,605              --              --          65,700
 Officer bonus                       500,000             500          29,500              --              --          30,000
 Professional services               107,000             107           6,313              --              --           6,420

Net loss for the year                     --              --              --      (1,460,043)             --      (1,460,043)
                                 -----------     -----------     -----------     -----------     -----------     -----------

BALANCES AT MARCH 31, 2001        28,018,665     $    28,019     $ 1,370,501     $(1,495,865)    $        --     $   (97,345)
                                 ===========     ===========     ===========     ===========     ===========     ===========

                                  - CONTINUED -

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
      Period from May 31, 1994 (date of inception) through March 31, 2003

                                                                                 Deficit
                                                                                accumulated
                                                                 Additional       in the           Stock
                                         Common Stock             paid-in      development     subscription
                                     Shares         Amount        capital         stage         receivable        Total
                                     ------         ------        -------         -----         ----------        -----

BALANCES AT MARCH 31, 2001        28,018,665       $ 28,019     $ 1,370,501     $(1,495,865)    $     --       $ (97,345)

Conversion of AdZone
 Interactive, Inc. common
 stock to AdZone Research,
 Inc. common stock               (10,018,643)       (10,019)         10,019              --           --              --

Effect of reverse merger with
 AdZone Research, Inc.             5,346,000          5,346          (5,346)             --           --              --
                                 -----------       --------     -----------     -----------     --------       ---------

BALANCES AT MARCH 31, 2001
 POST-REVERSE ACQUISITION         23,346,022         23,346       1,375,174      (1,495,865)          --         (97,345)

Issuance of common stock for
  Conversion of short-term debt      360,000            360          21,240              --           --          21,600
  Cash                               744,442            744          39,656              --           --          40,400
  Lawsuit settlement                 500,000            500          19,500              --           --          20,000
  Professional services            1,531,666          1,532         115,668              --           --         117,200

Net loss for the year                     --             --              --        (611,630)          --        (611,630)
                                 -----------       --------     -----------     -----------     --------       ---------

BALANCES AT MARCH 31, 2002        26,482,130         26,482       1,571,238      (2,107,495)          --        (509,775)

Issuance of common stock for
  Cash                             2,413,334          2,413         103,587              --           --         106,000
  Exercise of granted options      9,350,000          9,350         211,950              --      (14,800)        206,500
  Directors fees                     160,000            160           8,140              --           --           8,300
  Employee compensation            5,790,000          5,790          98,860              --           --         104,650
  Professional services            5,900,998          5,901         257,467              --           --         263,368

Net loss for the year                     --             --              --        (927,536)          --        (927,536)
                                 -----------       --------     -----------     -----------     --------       ---------

BALANCES AT MARCH 31, 2003        50,096,462       $ 50,096     $ 2,251,242     $(3,035,031)    $(14,800)      $(748,493)
                                 ===========       ========     ===========     ===========     ========       =========

   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                     Years ended March 31, 2003 and 2002 and
    Period from February 28, 2000 (date of inception) through March 31, 2003

                                                                                                 Period from
                                                                                              February 28, 2000
                                                                                             (date of inception)
                                                         Year ended          Year ended            through
                                                       March 31, 2003      March 31, 2002      March 31, 2003
                                                       --------------      --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                               $  (927,536)        $  (611,630)        $(3,035,031)
  Adjustments to reconcile net loss
   to net cash provided by operating activities
      Depreciation and amortization                          16,923              17,309              53,281
      Loss on disposition of equipment                           --                  --              15,816
      Compensation expense related to common
       stock issuances at less than "fair value"            101,400                 750             102,150
      Common stock issued for
        Salaries, wages and bonuses                          37,850                  --             133,550
        Professional fees                                   236,168             116,950             359,538
        Directors fees                                        8,300                  --               8,300
        Interest expense                                      7,500               7,500              16,875
        Lawsuit settlement                                       --              20,000              20,000
      (Increase) Decrease in
        Deposits and other assets                             1,800              36,552                (390)
      Increase (Decrease) in
        Accounts payable and accrued liabilities              8,943              35,476             211,298
        Accrued officers compensation                       276,428             310,933             570,360
        Accrued interest payable                              1,436               1,078               2,514
                                                        -----------         -----------         -----------

NET CASH USED IN OPERATING ACTIVITIES                      (230,788)            (65,082)         (1,541,739)
                                                        -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid to purchase property and equipment                 (608)                 --             (85,385)
  Cash received on disposition of equipment                      --                  --               5,900
                                                        -----------         -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                          (608)                 --             (80,701)
                                                        -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash activity on officer advances                      20,380                (417)             34,774
  Principal received from notes payable                          --              21,600              71,600
  Sale of common stock                                      219,100              39,900           1,549,150
  Cash paid for raising capital                                  --                  --             (25,000)
                                                        -----------         -----------         -----------

NET CASH PROVIDED  BY FINANCING ACTIVITIES                  239,480              61,083           1,630,524
                                                        -----------         -----------         -----------

INCREASE (DECREASE) IN CASH                                   8,084              (3,999)              8,084

Cash at beginning of period                                      --               3,999                  --
                                                        -----------         -----------         -----------

CASH AT END OF PERIOD                                   $     8,084         $        --         $     8,084
                                                        ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                     Years ended March 31, 2003 and 2002 and
    Period from February 28, 2000 (date of inception) through March 31, 2003

                                                                                             Period from
                                                                                          February 28, 2000
                                                                                         (date of inception)
                                                     Year ended          Year ended            through
                                                   March 31, 2003      March 31, 2002      March 31, 2003
                                                   --------------      --------------      --------------
SUPPLEMENTAL DISCLOSURE OF
 INTEREST AND INCOME TAXES PAID
   Interest paid for the period                     $   2,527            $      --             $ 2,527
                                                    =========            =========             =======
   Income taxes paid for the period                 $      --            $      --             $    --
                                                    =========            =========             =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
    Common stock issued for prepaid interest        $      --            $      --             $31,250
                                                    =========            =========             =======
    Common stock issued in repayment of
      short-term debt                               $      --            $  21,600             $21,600
                                                    =========            =========             =======
    Common stock issued for prepaid
      consulting fees                               $  28,000            $      --             $28,000
                                                    =========            =========             =======
    Common stock issued in partial
      payment of accrued officers
      compensation                                  $  65,000            $      --             $65,000
                                                    =========            =========             =======

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

During August 2001, the Company entered into a business combination transaction with AdZone Interactive, Inc., a privately-owned New York corporation. This transaction effected a change in control of the Company. Accordingly, the Company abandoned it's initial business plan of developing an internet web site that would offer professional space planning and design, pricing information and direct ordering of modular office furniture systems. Subsequent to the August 2001 change in control, management adopted the existing business plan of AdZone Interactive, Inc. as that of the continuing operation. Management remains of the opinion that being a publicly-owned entity will enhance acceptance of the Company's products and, potentially, attract additional equity capital.

The Company is engaged in the extraction of various data elements through the monitoring and review of internet websites developed and maintained by independent third parties worldwide. These extracted data elements are then used to provide various market research statistics and other focused information as guided by the Company's clientele.

The events which occurred on September 11, 2001, and subsequent thereto, have generated additional interest in the Company's internet data mining research capabilities for potential private and public sector clients. Management continues to maintain the belief that the Company will be able to acquire various contracts to provide research information for various private and public sector purposes. On May 27, 2003, the Company received a $50,000 contract from a major United States defense contractor to provide support services related to that entity's provision of services for Homeland Security issues.

The Company remains in the development stage, has focused principally on the refinement and maintenance of its proprietary software and continues pursuing various revenue sources.

The Company continues to be dependent on short-term loans from shareholders, officers and affiliates and/or additional private placements of equity securities to provide sufficient working capital to maintain the integrity of the corporate entity.

Because of the Company's lack of operations, the Company's future continuance, for the foreseeable future, will be fully dependent on either future sales of equity securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

7.   INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences.

     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of March 31, 2003 and 2002, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

8.   LOSS PER SHARE

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2003 and 2002, respectively, the Company's outstanding stock options are deemed to be anti-dilutive due to the Company's net operating loss position.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2003 and 2002:

                                       March 31,      March 31,
                                         2003           2002      Estimated life
                                       --------      --------     --------------
Computer equipment                     $ 50,856      $ 50,248        3 years
Office furniture and other equipment     10,004        10,004        7 years
                                       --------      --------
                                         60,860        60,252
Less accumulated depreciation           (49,255)      (32,332)
                                       --------      --------

Net property and equipment             $ 11,605      $ 27,920
                                       ========      ========

Depreciation expense for the years ended March 31, 2003 and 2002 and the period from February 28, 2000 (date of inception) through March 31, 2003 was $16,923, $17,309, and $53,281, respectively.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE G - NOTES PAYABLE
                                                          March 31,    March 31,
                                                            2003         2002
                                                            ----         ----
$50,000 installment note payable to an individual.
  Interest  imputed  at 15.0% and paid in  advance
  with  the   issuance   of   250,000   shares  of
  restricted,  unregistered  common  stock  to the
  lender.   Payable  in  monthly  installments  of
  $1,000  commencing  September  1,  2001 and each
  successive  month until paid in full.  Scheduled
  payments  are in default  at March 31,  2002 and
  the entire  amount is classified as "current" in
  the    accompanying     financial    statements.
  Unsecured.                                            $50,000         $50,000

$15,958  promissory  note  payable  to a law firm.
  Interest  at 9.0%.  Payable  in full on June 30,
  2001. Scheduled payments are in default at March
  31, 2002 and the entire  amount is classified as
  "current"   in   the   accompanying    financial
  statements.  Secured by 150,000 shares of common
  stock  owned by the  Company's  Chief  Operating
  Officer.                                               15,958          15,958
                                                        -------         -------

                                                        $65,958         $65,958
                                                        =======         =======

NOTE H - ADVANCES FROM OFFICERS

The Company's officers have advanced various monies to the Company under formal unsecured note documents bearing interest at 10.0%. The advances are repayable in aggregate monthly amounts of approximately $370. Due to the nature of the debt and irregular payment history, these advances are classified as "current" in the accompanying financial statements.

NOTE I - OFFICER COMPENSATION

In August 2001, the Company entered into an employment agreement with Mr. Charles Cardona (CCardona), which superseded a prior agreement, under which CCardona will serve as the Company's Chief Executive Officer through August 31, 2004. Under his agreement, CCardona was/is entitled to base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, CCardona may be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year. CCardona may also receive a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company reaches annual profitability. Under his employment agreement, CCardona will also receive 10% of sales revenues generated through his efforts. Additional bonuses are payable as follows: (i) 0.5% of prior year's revenues; (ii) 3.5% of prior year's profits;
(iii) 3.75% of the first $3 million in growth in market capitalization during any year; and (iv) 1.75% of any growth in market capitalization over $3 million during any year. CCardona was also granted an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for 5 years after the date of grant. In the event CCardona's employment is involuntarily terminated, he will be entitled to receive an amount equal to three times his annual salary in effect during the year in which such termination occurred.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE I - OFFICER COMPENSATION - CONTINUED

In August 2001, the Company entered into an employment agreement with Mr. John Cardona (JCARDONA), which superseded a prior agreement, JCARDONA agreed to serve as the Company's President through August 31, 2004. Under his agreement, the Company agreed to pay JCARDONA base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, the agreement provided that Mr. Cardona could be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year. JCARDONA was also entitled to a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company achieved annual profitability. Under his agreement, JCARDONA was also entitled to receive 10% of sales revenues generated through his efforts. Additional bonuses were payable as follows: (i) 0.5% of prior year's revenues; (ii) 3.5% of prior year's profits;
(iii) 3.75% of the first $3 million in growth in market capitalization during a previous year; and (iv) 1.75% of any growth in market capitalization over $3 million during a previous year.

JCARDONA was also granted an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for 5 years after the date of grant. JCARDONA terminated his employment with the Company in June 2002 but has remained as a consultant to the Company.

In March 2003, the Company entered into an employment agreement with Daniel Wasserman to serve as its Executive Vice President and Managing Director of Global Defense Group for a 12-month period. Under his agreement, Mr. Wasserman received a salary of $175,000 per year, commencing upon closing of a paid sale or completed financing of $1,000,000 or more. Until such time, the Company shall pay Employee an interim salary beginning at $550 per week. The salary will increase by $1000 per month upon the first paid sale of $50,000 or more made by the employee. The salary will then increase by an additional $1500 per month upon each paid sale of $100,000 or more made by the employee. These increases will continue until the standard base salary of $175,000 per year is reached. This salary is independent of any commission, which may be earned and paid. Should the employee reach $1,200,000 in paid sales by the end of 2003, the employee will be entitled to full base salary of $175,000 for the entire year of 2003, any back portion of which is unpaid at that time will be paid to the employee within 30 days. This provision is in addition to any commission, which is due. Mr. Wasserman also received a contract signing bonus of 450,000 shares. The company shall pay the employee a bonus of 100,000 shares upon the contracting of a sale of $1,000,000 or more. The employee shall be entitled to 4 weeks paid vacation, plus 10 holiday days off per year. Unused vacation will be paid at the end of the year. Medical benefits will be paid by the company once the board begins coverage for the employee. The Company shall pay the employee a cash bonus of $175,000 should sales exceed $3,000,000 for the calendar year of 2003. This bonus shall be paid proportionally as sales revenues are received. The employee shall receive 1.5 % of the first $1,000,000 of contract value as paid on each contract brought in by employee. The employee shall receive 2.5% of contract values above $1,000,000 as paid on each contract brought in by employee. Additional compensation for consulting contracts brought in will be negotiated on a case by case basis. This commission shall be payable when funds are received by the company and shall be paid to the employee regardless of the salary status. There shall be an additional sales commission bonus of 1% on any $ 500,000 plus sale closed prior to July 4, 2003. Should a multi year contract be closed, this bonus shall apply to first year value only. This commission bonus shall be paid as the money is received by AdZone.

As of March 31, 2003 and 2002, total cumulative amounts unpaid under these agreements are as follows:

                                            March 31,         March 31,
                                              2003              2002
                                              ----              ----
Officer compensation                        $570,360          $358,932
                                            ========          ========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE I - OFFICER COMPENSATION - CONTINUED

Future minimum amounts due under the employment agreements are as follows:

                                           Year ending
                                            March 31,              Amount
                                            ---------              ------
                                              2004                $201,350
                                              2005                 156,000
                                                                  --------
                                             Totals               $357,350
                                                                  ========

NOTE J - INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31, 2003 and 2002 and for the period from February 28, 2000 (date of inception) through March 31, 2003, respectively, are as follows:

                                                             Period from
                                                           February 28, 2000
                                                          (date of inception)
                     Year ended           Year ended           through
                   March 31, 2003       March 31, 2002      March 31, 2003
                   --------------       --------------      --------------
Federal:
  Current             $     --             $     --             $     --
  Deferred                  --                   --                   --
                      --------             --------             --------
                            --                   --                   --
                      --------             --------             --------
State:
  Current                   --                   --                   --
  Deferred                  --                   --                   --
                      --------             --------             --------
                            --                   --                   --
                      --------             --------             --------

Totals                $     --             $     --             $     --
                      ========             ========             ========

As of March 31, 2003, the Company has a net operating loss carryforward of approximately $2,400,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.


                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - INCOME TAXES - CONTINUED

The Company's income tax expense for each of the years ended March 31, 2003 and 2002 and for the period from February 28, 2000 (date of inception) through March 31, 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                   Period from
                                                                                                 February 28, 2000
                                                                                                (date of inception)
                                                           Year ended           Year ended           through
                                                         March 31, 2003       March 31, 2002      March 31, 2003
                                                         --------------       --------------      --------------
Statutory rate applied to loss before income taxes         $  (315,225)        $  (204,000)        $(1,032,225)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --                  --                  --
  Other, including reserve for deferred tax asset              315,225             204,000           1,032,225
                                                           -----------         -----------         -----------

  Income tax expense                                       $        --         $        --         $        --
                                                           ===========         ===========         ===========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001:

                                                March 31, 2003    March 31, 2002
                                                --------------    --------------
Deferred tax assets
Net operating loss carryforwards                  $ 790,000         $ 716,600
Less valuation allowance                           (790,000)         (716,600)
                                                  ---------         ---------

    Net Deferred Tax Asset                        $      --         $      --
                                                  =========         =========

During the years ended March 31, 2003 and 2002, the reserve for the deferred current tax asset increased by approximately $73,400 and $208,000, respectively.

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

During Fiscal 2003 and 2002,  the Company  issued  approximately  25,364,332 and
3,136,108   shares  of  common  stock,   in  both   registered  and  restricted,
unregistered form.

On January 28, 2002, February 21, 2002 and March 26, 2003 (as amended), the Company filed separate Registration Statements on Form S-8 registering 538,665, 303,000 and 17,100,000 shares of common stock respectively.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

The following table recaps the status of each of the Company's Registration Statements on Form S-8:

                                       Cumulative      Cumulative
                                        number of       number of      Remaining
                                         shares          shares          to be
                                       registered        issued         issued
                                       ----------        ------         ------
Filing dated 1/28/02                     538,665          459,998        78,667
Filing dated 2/21/02                     303,000          171,000       132,000
Filing dated 3/26/03 (as amended)     17,100,000       11,889,000     5,211,000

The following table presents the various categories for stock issuances during Fiscal 2002 and 2003:

                                      Registered         Restricted    Total
                                      ----------     ----------        -----
Balances at March 31, 2001             5,346,000     18,000,022      23,346,022
  Cash                                        --        744,442         744,442
  Conversion of short-term loans              --        360,000         360,000
  Consulting and Legal services          681,666         25,000         706,666
  Lawsuit settlement                          --        500,000         500,000
  Legal services                              --        170,000         170,000
  Operating expenses                          --        405,000         405,000
  Personnel compensation                      --        250,000         250,000
                                     -----------    -----------     -----------

Balances at March 31, 2002             6,027,666     20,454,464      26,482,130

  Cash                                        --      2,413,334       2,413,334
  Consulting and Legal services       12,258,332      2,982,666      15,240,998
  Directors fees                              --        160,000         160,000
  Operating expenses                          --         10,000          10,000
  Personnel compensation                      --      5,790,000       5,790,000
  Reclassifications per Rule 144(k)   20,454,464    (20,454,464)             --
                                     -----------    -----------     -----------

Balances at March 31, 2003            38,740,462     11,356,000      50,096,462
                                     ===========    ===========     ===========

In each instance where the agreed-upon value of the Company's common stock, when issued, and/or the value of the services rendered or the cash received was less than the "fair value" of the Company's common stock, as determined by the discounted closing quoted closing price of the Company's securities as quoted on the OTC Bulletin Board, the Company recognized a non-cash charge to operations for the difference.

                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

The following tables recap the Company's stock issuances, by purpose or function, for each of the Fiscal Years ended March 31, 2002 and 2003, respectively:

                        FISCAL YEAR ENDED MARCH 31, 2002

Issuances pursuant to an exemption from registration pursuant to Section 4(2)

Date of                                                  Number     Proceeds or      Excess
 Issue              Issuee                             of Shares     Valuation     Fair Value
 -----              ------                             ---------     ---------     ----------
Cash
8/22/2001       Seth Blumenthal                         100,000      $  7,000      $     --
8/29/2001       Suzanne Tryphonos                         1,666           100            --
10/11/2001      Thomas Clemens                           33,333         2,000            --
10/11/2001      Gerard Stankewicz                        33,333         2,000            --
10/11/2001      Barbara Welker                           10,000           600            --
10/11/2001      Marcia Strada                            10,000           600            --
10/22/2001      Colleen Strada                           10,000           600            --
10/31/2001      Kenneth Ullman                          444,444        20,000            --
12/18/2001      Gerard Stankewicz                        16,666         2,000           500
1/22/2002       Ruth Makofske                            85,000         5,000            --
                                                        -------      --------      --------
                                                        744,442      $ 39,900      $    500
                                                        =======      ========      ========
Conversion of short-term loans (1)
8/10/2001       Barbara Welker                          166,667      $ 10,000      $     --
8/10/2001       Charles Blanchfield                      83,333         5,000            --
8/10/2001       Thomas Clemens                           50,000         3,000            --
8/10/2001       Marilyn Hyman                            33,333         2,000            --
8/10/2001       Joe Mortimer                             16,667         1,000            --
8/10/2001       Suzanne Tryphonos                        10,000           600            --
                                                        -------      --------      --------
                                                        360,000      $ 21,600      $     --
                                                        =======      ========      ========
Consulting and Legal services
11/29/2001      Seth Blumenthal                          25,000      $  1,000      $    250

Lawsuit settlement (2)
9/9/2001        Competitive Media Reporting, LLC.       500,000      $ 20,000      $     --

Legal services (3)
12/28/2001      Warren Hamburger                        120,000      $  7,200      $     --
3/7/2002        Warren Hamburger                         50,000         2,500            --
                                                        -------      --------      --------
                                                        170,000      $  9,700      $     --
                                                        =======      ========      ========
Operating expenses
1/29/2002       Jeffrey Halbirt (4)                     200,000      $ 14,000      $     --
1/29/2002       Terry Nield (4)                         200,000        14,000            --
3/14/2002       Sheldon Katz (5)                          5,000           250            --
                                                        -------      --------      --------
                                                        405,000      $ 28,250      $     --
                                                        =======      ========      ========
Personnel compensation
3/24/2002       Daniel Wasserman (6)                    250,000      $ 15,000      $     --

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

(1) - Between April 1, 2001 and August 10, 2001, AdZone received approximately $21,600 in cash proceeds for the sale of restricted, unregistered common stock of Executive Help Services, Inc. to be issued concurrent with the business combination date at a rate of $0.06 per share.
(2) - In September 2001, the Company issued 500,000 shares of restricted, unregistered common stock to an unrelated company in settlement of a breach of contract and non-competition agreement between the Company's President and the President's former employer.
(3)  - Mr. Hamburger is a member of the Company's Board of Directors
(4) - Mr. Halbirt and Mr. Nield were previously officers and/or affiliates of the Company prior to the reverse acquisition business combination between AdZone Research, Inc. (formerly Executive Help Services, Inc.) and AdZone Interactive, Inc.
(5) - Issued in payment of late fees incurred on the lease of the Company's former executive offices in Riverhead, New York.
(6) - Issued pursuant to an employment contract for services as the Company's Vice President for Contract Procurement in lieu of cash compensation

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission

Date of                                            Number      Proceeds or       Excess
 Issue              Issuee                       of Shares      Valuation      Fair Value
 -----              ------                       ---------      ---------      ----------
Consulting services
12/13/2001        Charles Blanchfield (7)          40,000        $  4,000        $   --
12/13/2001        Robert King (7)                  40,000           4,000            --
12/13/2001        Thomas Kober (7)                 40,000           4,000            --
12/13/2001        Theresa Kober (7)               300,000          18,000            --
1/29/2002         Leonard Braumberger (8)         133,333          16,000            --
3/1/2002          Leonard Braumberger (8)          53,333           8,000            --
2/21/2002         Dave Grandy (9)                  75,000           9,000            --
                                                 --------        --------        ------
                                                  681,666        $ 63,000        $   --
                                                 ========        ========        ======

(7) - Issued to various professionals, some of whom were existing shareholders, providing legal and accounting services to the Company under one-year contracts.
(8) - Issued to Mr. Braumberger and/or Communique Media Services, Inc. of Blaine, Washington, an unrelated entity, to provide web development services and maintain the Company's corporate internet web site for a fee of $8,000 per month payable in shares as registered on a Form S-8 filing.
(9) - Issued to Mr. Grandy and/or International Standard Consulting Corporation of Vancouver, British Columbia, Canada, an unrelated entity, to provide strategic business and technology development consulting services for a fee of $4,500 per month payable in shares as registered on a Form S-8 filing.


                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

                        FISCAL YEAR ENDED MARCH 31, 2003

Issuances pursuant to an exemption from registration pursuant to Section 4(2)

Date of                                            Number      Proceeds or       Excess
 Issue              Issuee                       of Shares      Valuation      Fair Value
 -----              ------                       ---------      ---------      ----------
Cash
5/15/02       B&G Holding Co.                       75,000      $    5,000        $   --
6/6/02        Eleanor Garrett                      300,000          15,000            --
6/6/02        Warren Hamburger (10)                200,000          10,000            --
6/24/02       Kevin Messina                        375,000          15,000            --
7/19/02       Scott Bolkema                        700,000          35,000            --
10/8/02       Carl Washwick                        333,334          10,000            --
11/18/02      Joshua Blumenthal                     50,000          10,000            --
3/21/02       Eleanor Garrett                      140,000           2,000            --
3/21/03       Warren Hamburger (10)                140,000           2,000            --
3/31/03       Warren Hamburger (10)                100,000           2,000            --
                                                ----------      ----------        ------
                                                 2,413,334      $  106,000        $   --
                                                ==========      ==========        ======
Consulting and Legal Services
8/2/02        Jack Kratoville (11)                  20,000      $    1,200        $   --
8/5/02        Keith Peters (12)                     50,000           5,000            --
9/7/02        Keith Peters (12)                     50,000           5,000            --
9/7/02        Dag Finn Sjoen (11/18)                10,000             250            --
9/20/02       Suzanne Tryphonos (13)                16,666             333            --
10/2/02       Warren Hamburger (10/14)             100,000           2,000            --
10/4/02       Kathleen Kenney (14)                  25,000             500            --
10/9/02       Jason Genet (15)                   1,200,000          36,000            --
10/11/02      First American Ventures (16)         500,000          12,500            --
10/16/02      Jason Genet (15)                      25,000             875            --
11/7/02       Arthur Metz (17)                      14,000             700            --
11/20/02      Bob Schmidt                          100,000           5,000            --
12/3/02       Arthur Metz (17)                     150,000           4,500            --
12/12/02      Robert Fitzpatrick (14)               60,000           1,200            --
1/10/03       Arthur Metz (17)                     162,000           4,860            --
2/28/03       Warren Hamburger (10/14)             210,000           4,200            --
2/28/03       Thomas Kober (17)                    100,000           3,000            --
3/21/03       Charles Blanchfield (17)             100,000           3,000            --
3/21/03       Thomas Gavin (16)                    100,000           5,000            --
                                                ----------      ----------        ------
                                                 2,992,666      $   95,118        $   --
                                                ==========      ==========        ======
Directors fees
5/1/02        John Conley                           10,000      $      500        $   --
11/18/02      Jonathan White                        40,000           4,500            --
2/28/03       Russell Ivy                           10,000             300            --
2/28/03       John Conley                           50,000           1,500            --
2/28/03       Jonathan White                        50,000           1,500            --
                                                ----------      ----------        ------
                                                   160,000      $    8,300        $   --
                                                ==========      ==========        ======

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

Date of                                            Number      Proceeds or       Excess
 Issue              Issuee                       of Shares      Valuation      Fair Value
 -----              ------                       ---------      ---------      ----------
Personnel compensation
2/28/02        Charles Cardona                   2,000,000      $   30,000        $   --
5/29/02        Valerie Cardona (19)                150,000           4,500            --
7/9/02         Daniel Wasserman                    300,000          12,000            --
8/5/02         Elizabeth Neese                       5,000             500            --
9/20/02        Reidar Sjoen (18)                   275,000           5,500            --
10/1/02        Ursula Olivares                     250,000           5,000            --
10/7/02        Valerie Cardona (19)                275,000           5,500            --
1/27/03        Reidar Sjoen (18)                   250,000           5,000            --
1/28/03        Thomas Madigan                       60,000             900            --
2/28/03        Thomas Madigan                       25,000             750            --
2/28/03        John Cardona                      2,000,000          30,000            --
2/28/03        Ursula Olivares                     100,000           3,000            --
2/28/03        Reidar Sjoen (18)                   100,000           2,000            --
                                                ----------      ----------        ------
                                                 5,790,000      $  104,650        $   --
                                                ==========      ==========        ======

(10) - Mr. Hamburger is a member of the Company's Board of Directors
(11) - Issued for various services related to the Company's relocation of it's corporate offices.
(12) - Issued for general business advisory services.
(13) - Issued for general office and clerical services
(14) - Issued for legal services.
(15) - Issued for Website development, updates and maintenance.
(16) - Issued for various investor and public relations services.
(17) - Issued  for  accounting,   bookkeeping  and  other  financial  reporting
       services.
(18) - Mr. Dag Finn Sjoen is the father of Mr. Reidar Sjoen, an employee of the Company.
(19) - Ms. Cardona is the mother of Charles Cardona, the Company's Chairman, and John Cardona, the Company's former President of the Company

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission

Date of                                            Number      Proceeds or       Excess
 Issue              Issuee                       of Shares      Valuation      Fair Value
 -----              ------                       ---------      ---------      ----------
Common stock directly issued
Consulting and Legal services
4/3/02         Leonard Braumberger (8)             53,333        $ 8,000        $    --
4/10/02        Dave Grandy (9)                     30,000          4,500             --
5/7/02         Leonard Braumberger (8)             53,333          8,000             --
5/7/02         Dave Grandy (9)                     30,000          4,500             --
6/6/02         Leonard Braumberger (8)             53,333          8,000             --
6/6/02         Dave Grandy (9)                     18,000          4,500             --
7/1/02         Leonard Braumberger (8)             53,333          8,000             --
7/1/02         Dave Grandy (9)                     18,000          4,500             --
8/19/02        Tyler Byrd (12)                    400,000         24,000             --
8/19/02        Thomas Gavin (16)                  175,000         10,500             --
9/7/02         Thomas Gavin (16)                  140,000          7,000             --

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission - Continued

Date of                                            Number      Proceeds or       Excess
 Issue              Issuee                       of Shares      Valuation      Fair Value
 -----              ------                       ---------      ---------      ----------
Common stock directly issued
Consulting and Legal services - continued
9/20/02        Charles Blanchfield (17)           233,333           9,333             --
9/20/02        Robert King (17)                   233,333           9,333             --
9/20/02        Thomas Kober (17)                  233,334           9,334             --
10/4/02        Robert Fitzpatrick (14)            100,000           3,000             --
10/7/02        Jason Genet (15)                   400,000           8,000          8,000
10/9/02        Leonard Braumberger (8)             60,000           8,000             --
1/1/03         Thomas Gavin (17)                  306,000          15,300             --
1/10/03        John Calcagni (14)                 168,000           4,200             --
3/27/03        Hank Zemla (12)                    150,000           2,250             --
                                               ----------       ---------        -------
                                                2,908,332       $ 160,250        $ 8,000
                                               ==========       =========        =======

Common stock issued pursuant to the granting of options to purchase

Date of                                            Number      Proceeds or       Excess
 Issue              Issuee                       of Shares      Valuation      Fair Value
 -----              ------                       ---------      ---------      ----------
Consulting and Legal services
8/19/02         Kyle Kennedy (20)                 500,000        $ 18,000        $12,000
10/7/02         Kyle Kennedy (20)                 250,000           2,500          5,000
10/16/02        Kyle Kennedy (20)               1,000,000          15,000         20,000
11/12/02        Kyle Kennedy (20)                 200,000           3,000          3,000
11/26/02        Kyle Kennedy (20)                 300,000           4,300          2,700
12/10/02        Kyle Kennedy (20)               2,100,000          30,800         23,100
1/23/03         Kyle Kennedy (20)               1,050,000          23,100         15,750
1/28/03         Kyle Kennedy (20)               3,950,000          28,500         11,850
                                               ----------        --------        -------
                                                9,350,000        $113,100        $93,400
                                               ==========        ========        =======

(20) - On Aug. 19, 2002 the Company entered into a consulting agreement with Kyle Kennedy to assist the Company with business strategy, business development and mergers and acquisitions. Mr. Kennedy's compensation was in the form of options to purchase registered freely trading securities at various discounts to the then current Market price. The agreement was on a month to month basis cancellable at 30 days notice by either party. Mr. Kennedy was also formerly affiliated with Spartan Securities Group, Ltd. and has represented to the Company that the services provided in this agreement are separate and unique to Spartan's efforts in capital raising.


                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE L - STOCK OPTIONS

In August 2001, pursuant to an employment agreement which superceded an earlier agreement dated January 29, 2001, with Charles Cardona, the Company's Chief Executive Officer, the Company granted options to purchase up to 1,000,000 shares of common stock at a price of $0.10 per share. The options vested immediately upon execution of the employment agreement and expire in August 2006.

In August 2001, pursuant to an employment agreement which superceded an earlier agreement dated February 9, 2001, with John Cardona, the Company's then President and Chief Operating, the Company granted options to purchase up to 1,000,000 shares of common stock at a price of $0.10 per share. The options vested immediately upon execution of the employment agreement and expire in August 2006.

At various times during Fiscal 2003, the Company granted short-term options (generally with a term of 30 days) to Kyle Kennedy to assist the Company with business strategy, business development and mergers and acquisitions. Mr. Kennedy's compensation was in the form of options to purchase registered freely trading securities at various discounts to the then current Market price. The agreement was on a month to month basis cancellable at 30 days notice by either party.
                                                               Weighted average
                                                                price per share
                                                                ---------------
Options outstanding at April 1, 2001        2,000,000               $0.10
  Issued                                           --
  Exercised                                        --
  Expired/Terminated                               --
                                          -----------

Options outstanding at March 31, 2002       2,000,000               $0.10
  Issued                                   13,350,000                0.03
  Exercised                                (9,350,000)               0.01
  Expired/Terminated                       (4,000,000)               0.08
                                          -----------

Options outstanding at March 31, 2003       2,000,000               $0.10
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

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on management's estimates as there was no quoted or listed price on the Company's equity securities, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at March 31, 2002.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE M - STOCK WARRANTS

Pursuant to an agreement with Thomas Gavin (Gavin) to provide informational and educational news releases and distribute said releases to the news media, the Company issued 180,000 warrants to purchase an equivalent number of shares of the Company's common stock at a price of $0.25 per share and 380,000 warrants to purchase an equivalent number of shares of the Company's common stock at a price of $0.10 per share. The aggregate 560,000 warrants have an average exercise price of approximately $0.15 per share. Each warrant will be for a three year term from the date of issuance.

No warrants have been exercised during the period ended March 31, 2003 or subsequent thereto.

                               Warrants          Warrants
                              originally      outstanding at
                                issued        March 31, 2003     Exercise price
                                ------        --------------     --------------
Gavin warrants - Series A       180,000           180,000       $0.25 per share
Gavin warrants - Series B       380,000           380,000       $0.10 per share
                                -------           -------

Totals at March 31, 2003        560,000           560,000
                                =======           =======


NOTE N - COMMITMENTS AND CONTINGENCIES

LITIGATION

AdZone Interactive, Inc. is a party to a lawsuit filed against it by R. C. Auletta and Co., Inc. (Auletta) which was filed during 2001. Auletta is seeking fees in the amount of approximately $32,000 which were performed after the expiration of a contract for consulting services between AdZone Interactive, Inc. and Auletta. The Company is of the opinion that the lawsuit is without merit and has accrued an open unpaid balance due of approximately $600 as of the expiration date of the contract. A court date was held on October 6, 2002 and a settlement was reached, pending completion of all appropriate documentation. The Company has accrued, and charged to operations, all costs associated with this transaction. No further effect on the financial condition of the Company should occur on this matter.

Due to the Company's financial position, from time to time, the Company is party to either collection actions, litigation and/or judgments related to the non-payment of various operating expenses. Management is of the opinion that an appropriate provision for amounts due and other related expenses has been made in the accompanying financial statements.

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

NOTE N - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

In April 2002, the Company entered into a one-year consulting agreement with NuQuest Consulting, Inc. pursuant to which NuQuest agreed to consult with and assist the Company with respect to the Company's business plan, its financial statements and other materials prepared for the purpose of obtaining equity financing, engaging in a public offering, and/or relating to the trading of the Company's common stock in the public markets. NuQuest also agreed to use reasonable efforts to seek and identify potential investors for the Company, to assist the Company in the consummation of any proposed financing, and to provide the Company with written reports of the status of its efforts on behalf of the Company. As compensation for its services, the Company agreed to issue to NuQuest warrants to purchase 900,000 shares of common stock, on a fully diluted basis. The warrants are exercisable at $0.15 per share, and the Company has agreed to file an S-8 Registration Statement with the Securities and Exchange Commission to register the shares underlying the warrants. In addition, the Company agreed to pay NuQuest cash compensation of $33,000 payable in monthly installments over the term of the contract. As of March 31, 2003, and subsequent thereto, the Company has not completed the preparation and filing of the required Form S-8 Registration Statement and has not made any cash payments.

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

NOTE N - COMMITMENTS AND CONTINGENCIES - CONTINUED

CONSULTING AGREEMENTS - CONTINUED

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

On November 11, 2002, the Company entered into a Consulting Agreement with PAW & Associates and/or Paul Weaver to provide various product sales services. This Agreement is for a 12 month term starting November 7, 2002. The Company is obligated to issue 25,000 shares of restricted, unregistered common stock upon execution of the Agreement and to pay a 3.0% commission on the first $3 million of acquired contract value and 5.0% on all acquired contract values in excess of $3 million.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE N - COMMITMENTS AND CONTINGENCIES - CONTINUED

INVESTMENT BANKING AGREEMENTS - CONTINUED

On  October  23,  2002,  the  Company  executed  a  Structured  Equity  Purchase
Commitment with Cornell Capital Partners, LP (Cornell). This agreement established a commitment for Cornell to purchase up to $3,000,000 in common stock from time to time over the course of the next 24 months from an effective registration of the underlying shares, with the shares to be issued pursuant to Regulation D of the U. S. Securities and Exchange Commission. The price per share is to be 95% of the lowest closing bid price during the 5 preceding trading days from the date the Company receives notice to purchase. There is a maximum of $45,000 per transaction. The Company is obligated to pay the first $15,000 of Cornell's legal fees - $5,000 upon the execution of this Agreement, payable in 100,000 shares of free-trading [sic] of the Company's common stock and $10,000 from the proceeds of the first transaction. Additionally, Cornell will retain the first 6.0% of each transaction as compensation for unaccountable fees and expenses.

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


NOTE N - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

August 19, 2002         1,000,0000  options to purchase an equivalent number of
                        shares of the Company's common stock at $0.04 per share; 666,000 options to purchase an equivalent number of shares of the Company's common stock at $0.06 per share; and 334,000 options to purchase an equivalent number of shares at $0.08 per share. These options expired on February 19, 2003.

October 7, 2002         250,000  options to  purchase an  equivalent  number of
                        shares of the Company's common stock at $0.01 per share. These options expired on November 7, 2002

October 11,  2002       1,000,000  options to purchase an equivalent  number of
                        shares of the Company's common stock at $0.015 per share. These options expired on November 10, 2002.

November 12, 2002       200,000  options to  purchase an  equivalent  number of
                        shares of the Company's common stock at $0.02 per share. These options expired on December 12, 2002.

November 26, 2002       300,000  options to  purchase an  equivalent  number of
                        shares of the Company's common stock at $0.016 per share. These options expired on December 26, 2002.

December 11, 2002       2,100,000  options to purchase an equivalent  number of
                        shares of the Company's common stock at $0.016 per share. These options expired on January 10, 2003.

January 23, 2003        1,050,000  options to purchase an equivalent  number of
                        shares of the Company's common stock at $0.01 per share. These options expired on February 22, 2003.

January 28, 2003        3,950,000  options to purchase an equivalent  number of
                        shares of the Company's common stock at $0.01 per share. These options expired on February 28, 2003.

As of March 31, 2003, Mr. Kennedy owes the Company approximately $14,800 for shares issued under exercised options.


                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE N - COMMITMENTS AND CONTINGENCIES - CONTINUED

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


NOTE O - SUBSEQUENT EVENTS

On May 27, 2003, the Company received a $50,000 contract from a major United States defense contractor to provide support services related to that entity's provision of services for Homeland Security issues.

During the period from April 1, 2003 through June 25, 2003, the Company issued shares of registered and restricted, unregistered common stock for

Date of                                            Number      Proceeds or
 Issue              Issuee                       of Shares      Valuation      Purpose
 -----              ------                       ---------      ---------      -------
Registered on Form S-8
4/3/03          Leonard Braumberger                 53,333      $2,133       Investor relations
5/7/03          Duane Lewin                         20,000         600       Office design
5/7/03          Elizabeth Lewin                     15,000         400       Office design
5/7/03          Sunny Lewin                         15,000         400       Office design
                                                   -------
                                                   103,333
                                                   =======

                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE O - SUBSEQUENT EVENTS - CONTINUED

Date of                                            Number      Proceeds or
 Issue              Issuee                       of Shares      Valuation      Purpose
 -----              ------                       ---------      ---------      -------
Restricted, Unregistered shares
4/23/03        Ruth Makofske                 500,000        $ 8,000        Cash investment
5/5/03         Thomas Madigan                  5,000            100        Cash investment
5/13/03        Warren Hamburger              150,000          3,000        Cash investment
6/3/03         Kevin Messina                 375,000         15,000        Cash investment
5/23/03        Jo Ann Palminteri               3,000            150        Clerical services
5/23/03        Elizabeth Neese                 3,000            150        Clerical services
4/28/03        Daniel Wasserman              500,000         10,000        Compensation
4/28/03        Paidoussis Olga               200,000          3,200        Legal services
4/30/03        Paul Weaver                    50,000          1,000        Military consulting
5/22/03        Victor Yurkins                 25,000          1,250        Military consulting
5/5/03         Jason Miller                    7,000            280        Investor relations
5/5/03         Scott Rubin                     7,000            280        Investor relations
5/5/03         Thomas Gavin                   50,000          2,000        Public relations
6/5/03         Hank Zemla                    100,000          9,000        Public relations
7/5/03         Equities Magazine, LLC         50,000          4,500        Conference fees
                                           ---------
                                           2,025,000
                                           =========