Form 10KSB/A
period 2003-03-31
ADZONE RESEARCH INC
filed 2003-07-21
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-KSB/A

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

Charles Cardona, the Company's Chief Executive Officer and Director, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, Mr. Cardona's Form 3 would have reflected 15,046,422 shares currently held by him and 12,849 shares and shares owned by Michael Cardona, Mr. Cardona's brother and Valerie Cardona, Mr. Cardona's mother, respectively. Mr. Cardona has not at any time previously sold any securities of the Company owned by him.

John Cardona, the Company's former President and a Director of the Company, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, Mr. Cardona's Form 3 would have reflected 11,091,849 shares currently held by him and 12,849 shares and 473,183 shares owned by Michael Cardona, Mr. Cardona's brother and Valerie Cardona, Mr. Cardona's mother, respectively. Mr. Cardona has not at any time previously sold any securities of the Company owned by him.

Daniel Wasserman, the Company's Executive Vice President, has not filed a Form 3
- - Initial Statement of Beneficial Ownership of Securities, as required by
Section 16(a). If filed, Mr. Wasserman's Form 3 would have reflected 1,050,000 shares currently held by him. Mr. Wasserman has not at any time previously sold any securities of the Company owned by him.

Warren Hamburger, a Director of the Company, has not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities, as required by Section 16(a). If filed, Mr. Hamburger's Form 3 would have reflected 1,070,000 shares currently held by him. Mr. Hamburger has not at any time previously sold any securities of the Company owned by him.

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John Cardona and Charles Cardona have made advances to the Company for operating and other expenses from time to time. As of March 31,2003 and 2002, approximately $34,774 and 14,694 of such advances remained outstanding. Such loans bear interest at a rate of 10% per annum and are repayable in aggregate monthly installments of $370 Due to the nature of this debt and the Company's irregular payment history, such advances have been classified as "current" in the Company's audited financial statements included with this Form 10-KSB.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
-------
2.1     Plan of Acquisition, Reorganization or Liquidation *
3.1     Certificate of Incorporation **
3.2     By-Laws **
10.1    Consulting Agreement dated as of October 26, 2001 with Theresa A. Kober
        ***
10.2 Consulting Agreement dated as of November 2, 2001 with Blanchfield, King, Kober & Company, P.C. +
10.3    Consulting Agreement dated as of Thomas F. Gavin
10.4 Consulting Agreement dated as of February 5, 2002 with International Standard Consulting Corporation +++
10.5    Employment Agreement dated August 29, 2001 with Charles Cardona
10.6    Employment Agreement dated as of August 29, 2001 with John Cardona
10.7    Employment Agreement dated as of March 1, 2002 with Daniel Wasserman
10.9    Systems Integration Agreement dated as of June 21 2002 with Raytheon
        Company
10.11 A-K Consulting agreements with Kyle Kennedy Dated Aug. 19, 2002 - May 22, 2003
10.12   Stipulation of Settlement with Sheldon Katz , Sept. 2002
10.13   Multimedia Web Site design contract with Jason Genet dated Oct. 16, 2002
10.14   Investment Banking Agreement with Spartan Securities dated Nov. 27, 2002
10.15   Agreement to borrow shares for stock loans dated Mar. 7, 2003
10.16   Joint Marketing agreement with Sarnoff Corp. dated Mar. 3, 2003
10.17   Warrant agreement with Tom Gavin dated Mar. 12, 2003
10.18   Agreement with Boeing Autometric Division dated April 2003.
99.1    Certification of Chief Executive Officer
99.2    Certification of Chief Financial Officer
----------
* Incorporated by reference to Exhibit 2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2001.
** Incorporated by reference to the same exhibit number in the Registrant's Form 10SB12G filed with the Securities and Exchange Commission on December 30, 1999.
*** Incorporated by reference to Exhibit 101 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 13, 2001.
+ Incorporated by reference to Exhibit 10.2 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 13, 2001.
++ Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on January 28, 2002.
+++ Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on February 21, 2002.

Reports on Form 8-K:

On October 15, 2002 the Company filed a Form 8-K reporting on Item 5.
On December 20, 2002 the Company filed a Form 8-K reporting on Item 5.
On April 1, 2003 the Company filed a Form 8-K reporting on Items 5 and 7. On April 4, 2003 the Company filed a Form 8-K reporting on Item 5.
On April 29, 2003 the Company filed a Form 8-K reporting on Item 5.
On May 28, 2003 the Company filed a Form 8-K reporting on Item 5.

                                   SIGNATURES


In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   AdZone Research, Inc.


Dated: July 15, 2003               By: /s/ Charles Cardona
                                       ----------------------------------------
                                       Charles Cardona, Chief Executive Officer
                                       and Chief  Accounting Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Dated: July 15, 2003               By: /s/ Charles Cardona
                                       ----------------------------------------
                                       Charles Cardona, Chairman of the Board


Dated: July 15, 2003               By: /s/ John Cardona
                                       ----------------------------------------
                                       John Cardona, Director


Dated: July 15, 2003               By: /s/ Warren Hamburger
                                       ----------------------------------------
                                       Warren Hamburger, Director


Dated: July 15, 2003               By: /s/ Russell Ivy
                                       ----------------------------------------
                                       Russell Ivy, Director

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles Cardona, certify that:

1. I have reviewed this annual report on Form 10-KSB of AdZone Research, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As he registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 15th day of July 2003.

/s/ Charles Cardona
-------------------------
Chief Executive Officer

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Warren Hamburger, certify that:

1. I have reviewed this annual report on Form 10-KSB of AdZone Research, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 15th day of July 2003.

/s/ Warren Hamburger
-------------------------
Treasurer

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