Form 10QSB
period 2003-06-30
ADZONE RESEARCH INC
filed 2003-08-13
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------
(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 11, 2003: 61,996,128

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                 Form 10-QSB for the Quarter ended June 30, 2003

                                Table of Contents


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

   Item 1  Financial Statements                                              3

   Item 2  Management's Discussion and Analysis or Plan of Operation        32

   Item 3  Controls and Procedures                                          34

PART II - OTHER INFORMATION

   Item 1  Legal Proceedings                                                35

   Item 2  Changes in Securities                                            35

   Item 3  Defaults Upon Senior Securities                                  35

   Item 4  Submission of Matters to a Vote of Security Holders              35

   Item 5  Other Information                                                35

   Item 6  Exhibits and Reports on Form 8-K                                 35

SIGNATURES                                                                  35

PART I
ITEM 1 - FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                             June 30, 2003 and 2002

                                   (UNAUDITED)

                                                          June 30, 2003       June 30, 2002
                                                          -------------       -------------
CURRENT ASSETS
   Cash on hand and in bank                                $    50,516         $     2,987
   Accounts receivable - trade                                  39,125                  --
   Prepaid expenses and other                                   26,500              20,300
                                                           -----------         -----------
     TOTAL CURRENT ASSETS                                      117,141              23,197
                                                           -----------         -----------

PROPERTY AND EQUIPMENT - AT COST                                60,860              60,252
   Accumulated depreciation                                    (50,531)            (36,529)
                                                           -----------         -----------
     NET PROPERTY AND EQUIPMENT                                 10,329              24,223
                                                           -----------         -----------

OTHER ASSETS                                                       390               2,190
                                                           -----------         -----------

TOTAL ASSETS                                               $   127,860         $    49,610
                                                           ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                           $   206,175         $    65,958
   Accounts payable - trade                                    103,697             173,464
   Accrued interest payable                                      2,794               1,398
   Advances from officers                                           --              11,320
   Accrued officer compensation                                569,034             346,719
                                                           -----------         -----------

TOTAL LIABILITIES                                              881,700             598,859
                                                           -----------         -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
     20,000,000 shares authorized
     none issued and outstanding                                    --                  --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     53,203,462 and 29,880,129 shares
     issued and outstanding, respectively                       53,203              29,880
   Additional paid-in capital                                2,339,085           1,700,340
   Deficit accumulated during the development stage         (3,112,073)         (2,279,469)
                                                           -----------         -----------
                                                              (719,785)           (549,249)
   Stock subscription receivable                               (33,050)                 --
   Treasury stock - at cost                                     (1,005)                 --
                                                           -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                                    (753,840)           (549,249)
                                                           -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $   127,860         $    49,610
                                                           ===========         ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  Three months ended June 30, 2003 and 2002 and
     Period from February 28, 2000 (date of inception) through June 30, 2003

                                   (UNAUDITED)

                                                                                           Period from
                                                                                        February 28, 2000
                                                Three months         Three months       (date of inception)
                                                    ended                ended               through
                                                June 30, 2003        June 30, 2002        June 30, 2003
                                                -------------        -------------        -------------
REVENUES                                         $     39,125         $         --         $    123,131
                                                 ------------         ------------         ------------
PRODUCTION EXPENSES
   Salaries, wages and related costs                   22,157                   --              591,064
   Direct occupancy and operating expenses             14,839                6,302              273,465
   Depreciation                                           732                3,542               42,049
                                                 ------------         ------------         ------------
     Total production expenses                         40,728                9,844              909,578
                                                 ------------         ------------         ------------

GROSS PROFIT                                           (1,603)              (9,844)            (786,447)
                                                 ------------         ------------         ------------
OPERATING EXPENSES
   Selling and marketing costs
     Salaries, wages and related costs                     --                   --              326,458
     Direct occupancy and operating expenses               --               16,265              337,457
   General and administrative costs
     Officers compensation                             15,150               77,787              633,360
     Other general and administrative costs            52,357               65,230              850,247
   Compensation expense related to common
     stock issuances at less than "fair value"             --                   --              102,150
   Depreciation                                           544                  654               12,508
                                                 ------------         ------------         ------------
     Total operating expenses                          68,051              159,936            2,262,180
                                                 ------------         ------------         ------------

LOSS FROM OPERATIONS                                  (69,654)            (169,780)          (3,048,627)

OTHER INCOME (EXPENSE)                                 (7,388)              (2,195)             (63,446)
                                                 ------------         ------------         ------------

NET LOSS                                              (77,042)            (171,975)          (3,112,073)

OTHER COMPREHENSIVE INCOME                                 --                   --                   --
                                                 ------------         ------------         ------------

COMPREHENSIVE LOSS                               $    (77,042)        $   (171,975)        $ (3,112,073)
                                                 ============         ============         ============
Net loss per weighted-average share of
 common stock outstanding, computed
 on Net Loss - basic and fully diluted           $      (0.00)        $      (0.01)        $      (0.11)
                                                 ============         ============         ============
Weighted-average number of shares of
 common stock outstanding -
 basic and fully diluted                           50,541,329           24,479,563           29,173,414
                                                 ============         ============         ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                             through June 30, 2003

                                   (UNAUDITED)

                                                                                   Deficit
                                                                                  accumulated
                                              Common Stock          Additional      in the         Stock
                                      -------------------------      paid-in      development   subscription
                                        Shares         Amount        capital         stage       receivable      Total
                                      ----------    -----------    -----------    -----------    ---------    -----------
INITIAL CAPITALIZATION
 FEBRUARY 28, 2000                           170    $       150    $        --    $        --    $      --    $       150
 Effect of September 10, 2000
  125,000 for 1 forward stock
  split and change to $0.001 par
  value from no par value             21,249,830         21,100        (21,100)            --           --             --

February 29, 2000 private
 placement of common stock                    30      1,000,000             --             --     (600,000)       400,000
 Effect of September 10, 2000
  125,000 for 1 forward stock
  split and change to $0.001 par
  value from no par value              3,749,970       (996,250)       996,250             --           --             --
 Less costs of raising capital                --             --        (12,500)            --           --        (12,500)

Net loss for the period                       --             --             --        (35,822)          --        (35,822)
                                      ----------    -----------    -----------    -----------    ---------    -----------

BALANCES AT MARCH 31,2000             25,000,000         25,000        962,650        (35,822)    (600,000)       351,828

Cash received on stock
 subscription receivable                      --             --             --             --      600,000        600,000

November 30, 2000 private
 placement of common stock               666,665            667        289,333             --           --        290,000
 Less costs and expenses
  of raising capital                          --             --       (188,500)            --           --       (188,500)

Common stock issued for:
 Costs and expenses of
  raising capital                        400,000            400        175,600             --           --        176,000
 Prepaid interest on loan                250,000            250         31,000             --           --         31,250
 Employee wages and bonuses            1,095,000          1,095         64,605             --           --         65,700
 Officer bonus                           500,000            500         29,500             --           --         30,000
 Professional services                   107,000            107          6,313             --           --          6,420

Net loss for the year                         --             --             --     (1,460,043)          --     (1,460,043)
                                      ----------    -----------    -----------    -----------    ---------    -----------

BALANCES AT MARCH 31, 2001
 PRE-ACQUISITION                      28,018,665    $    28,019    $ 1,370,501    $(1,495,865)   $      --    $   (97,345)
                                      ==========    ===========    ===========    ===========    =========    ===========

                                  - CONTINUED -

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                             through June 30, 2003
                                   (UNAUDITED)

                                                                                   Deficit
                                                                                  accumulated
                                              Common Stock          Additional      in the         Stock
                                      -------------------------      paid-in      development   subscription
                                        Shares         Amount        capital         stage       receivable      Total
                                      ----------    -----------    -----------    -----------    ---------    -----------

BALANCES AT MARCH 31, 2001
 PRE ACQUISITION                      28,018,665      $ 28,019     $ 1,370,501    $(1,495,865)   $     --     $ (97,345)

Conversion of AdZone
 Interactive, Inc. common
 stock to AdZone Research, Inc.
 common stock                        (10,018,643)      (10,019)         10,019             --          --            --

Effect of reverse merger with
 AdZone Research, Inc.                 5,346,000         5,346          (5,346)            --          --            --
                                     -----------      --------     -----------    -----------    --------     ---------

BALANCES AT MARCH 31, 2001
 POST ACQUISITION                     23,346,022        23,346       1,375,174     (1,495,865)         --       (97,345)

Issuance of common stock for
 Conversion of short-term debt           360,000           360          21,240             --          --        21,600
 Cash                                    744,442           744          39,656             --          --        40,400
 Lawsuit settlement                      500,000           500          19,500             --          --        20,000
 Consulting and Legal fees
  and services                         1,531,666         1,532         115,668             --          --       117,200

Net loss for the year                         --            --              --       (611,630)         --      (611,630)
                                     -----------      --------     -----------    -----------    --------     ---------

BALANCES AT MARCH 31, 2002            26,482,130        26,482       1,571,238     (2,107,495)         --      (509,775)

Issuance of common stock for
  Cash                                 2,413,334         2,413         103,587             --          --       106,000
  Exercise of granted options          9,350,000         9,350         211,950             --     (14,800)      206,500
  Directors fees                         160,000           160           8,140             --          --         8,300
  Employee compensation                5,790,000         5,790          98,860             --          --       104,650
  Professional services                5,900,998         5,901         257,467             --          --       263,368

Net loss for the year                         --            --              --       (927,536)         --      (927,536)
                                     -----------      --------     -----------    -----------    --------     ---------

BALANCES AT MARCH 31, 2003            50,096,462        50,096       2,251,242     (3,035,031)    (14,800)     (748,493)

Issuance of common stock for
  Cash                                 1,030,000         1,030          25,070             --     (15,000)       11,100
  Exercise of granted options            925,000           925          36,325             --      (3,250)       34,000
  Employee compensation                  500,000           500           7,500             --          --         8,000
  Professional services                  652,000           652          18,948             --          --        19,600

Net loss for the year                         --            --              --        (77,042)         --       (70,042)
                                     -----------      --------     -----------    -----------    --------     ---------

BALANCES AT JUNE 30, 2003             53,203,462      $ 53,203     $ 2,339,085    $(3,112,073)   $(33,050)    $(753,840)
                                     ===========      ========     ===========    ===========    ========     =========

TREASURY STOCK - AT COST                                                                         $ (1,005)
                                                                                                 ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                  Three months ended June 30, 2003 and 2002 and
     Period from February 28, 2000 (date of inception) through June 30, 2003

                                   (UNAUDITED)

                                                                                           Period from
                                                                                        February 28, 2000
                                                     Three months      Three months     (date of inception)
                                                         ended             ended             through
                                                     June 30, 2003     June 30, 2002      June 30, 2003
                                                     -------------     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                            $   (77,042)      $  (171,974)        $(3,112,073)
  Adjustments to reconcile net loss to
   net cash provided by operating activities
     Depreciation and amortization                         1,276             4,196              54,557
     Loss on disposition of equipment                         --                --              15,816
     Compensation expense related to common
       stock issuances at less than "fair value"              --                --             102,150
     Common stock issued for
       Salaries, wages and bonuses                         8,000             4,500             141,550
       Professional fees                                  26,600            38,000             386,138
       Directors fees                                         --                --               8,300
       Interest expense                                    1,875             1,875              18,750
       Lawsuit settlement                                     --                --              20,000
     (Increase) Decrease in
       Accounts receivable - trade                       (39,125)               --             (39,125)
       Deposits and other assets                              --                --                (390)
     Increase (Decrease) in
       Accounts payable and accrued liabilities          (26,644)           52,067             184,654
       Accrued officers compensation                      (1,326)           77,787             569,034
       Accrued interest payable                              280               320               2,794
                                                     -----------       -----------         -----------

NET CASH USED IN OPERATING ACTIVITIES                   (106,106)            6,771          (1,647,845)
                                                     -----------       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid to purchase property and equipment                --              (500)            (85,385)
  Cash received on disposition of equipment                   --                --               5,900
                                                     -----------       -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                         --              (500)            (80,701)
                                                     -----------       -----------         -----------

                                  - CONTINUED -

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                  Three months ended June 30, 2003 and 2002 and
     Period from February 28, 2000 (date of inception) through June 30, 2003

                                   (UNAUDITED)

                                                                                          Period from
                                                                                       February 28, 2000
                                                     Three months     Three months     (date of inception)
                                                         ended            ended             through
                                                     June 30, 2003    June 30, 2002      June 30, 2003
                                                     -------------    -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash activity on officer advances                 (34,774)            (3,374)                --
  Principal received from notes payable                 140,217                 --            211,817
  Sale of common stock                                   45,100                 --          1,594,250
  Cash paid for costs and expenses
   related to raising capital                                --                 --            (25,000)
                                                    -----------        -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES               149,538             (3,374)         1,780,062
                                                    -----------        -----------        -----------

INCREASE (DECREASE) IN CASH                              43,432              2,897             51,516

Cash at beginning of period                               8,084                 --                 --
                                                    -----------        -----------        -----------

CASH AT END OF PERIOD                               $    51,516        $     2,897        $    51,516
                                                    ===========        ===========        ===========
SUPPLEMENTAL DISCLOSURE OF
 INTEREST AND INCOME TAXES PAID
  Interest paid for the period                      $     2,233        $        --        $     4,760
                                                    ===========        ===========        ===========
  Income taxes paid for the period                  $        --        $        --        $        --
                                                    ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
  Common stock issued for prepaid interest          $        --        $        --        $    31,250
                                                    ===========        ===========        ===========
  Common stock issued in
   repayment of short-term debt                     $        --        $        --        $    21,600
                                                    ===========        ===========        ===========
  Common stock issued for prepaid
   consulting fees                                  $        --        $        --        $    28,000
                                                    ===========        ===========        ===========
  Common stock issued in partial
   payment of accrued officers
   compensation                                     $        --        $        --        $    65,000
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

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of March 31.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2004.

NOTE C - GOING CONCERN UNCERTAINTY

The Company is engaged in the extraction of various data elements through the monitoring and review of internet websites developed and maintained by independent third parties worldwide. These extracted data elements are then used to provide various market research statistics and other focused information as guided by the Company's clientele.

The events which occurred on September 11, 2001, and subsequent thereto, generated, and continue to generate, additional interest in the Company's internet data mining research capabilities for potential private and public sector clients. Management continues to maintain the belief that the Company will be able to acquire various contracts to provide research information for various private and public sector purposes.

On May 27, 2003, the Company received a $50,000 contract from a major United States defense contractor to provide support services related to that entity's provision of services for Homeland Security issues. As of June 30, 2003, the Company has billed approximately $39,125 against this contract and received cash collections in subsequent periods.

The Company remains in the development stage, has focused principally on the refinement and maintenance of its proprietary software and providing services pursuant to the May 27, 2003 contract. Due to cash flow shortages, the Company continues to pursue various revenue and capital sources.

The Company is principally on additional private placements of equity securities to provide sufficient working capital to maintain the integrity of the corporate entity.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7. INCOME TAXES

   The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences.

   Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of June 30, 2003 and 2002, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

8. LOSS PER SHARE

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003 and 2002, respectively, the Company's outstanding stock options are deemed to be anti-dilutive due to the Company's net operating loss position.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2003 and 2002:

                                   June 30, 2003   June 30, 2002  Estimated life
                                   -------------   -------------  --------------
     Computer equipment               $ 50,856       $ 50,248        3 years
     Office furniture and other
      equipment                         10,004         10,004        7 years
                                      --------       --------
                                        60,860         60,252
     Less accumulated depreciation     (50,531)       (36,529)
                                      --------       --------

     Net property and equipment       $ 10,329       $ 24,223
                                      ========       ========

Depreciation expense for the years ended June 30, 2003 and 2002 and the period from February 28, 2000 (date of inception) through June 30, 2003 was $1,276, $4,327, and $54,557, respectively.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE G - NOTES PAYABLE
                                                     June 30,          June 30,
                                                       2003              2002
                                                     --------          --------

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
  Unsecured.                                         $ 50,000         $ 50,000

$15,958  promissory  note  payable  to a  law
  firm.  Interest at 9.0%. Payable in full on
  June 30,  2001.  Scheduled  payments are in
  default  at March 31,  2002 and the  entire
  amount is  classified  as  "current" in the
  accompanying financial statements.  Secured
  by 150,000  shares of common stock owned by
  the Company's Chief Operating Officer.               15,958           15,958

Various loan agreements  aggregating $140,217
  payable to an Indiana corporation. Interest
  at the Prime Rate (as defined)  plus 1.0% (
  at June 30, 2003);  plus an origination fee
  equal  to 1.0% of the  advanced  principal.
  Maturity on the first  anniversary  of each
  respective   principal  advance.   Interest
  payable  quarterly for the preceding  three
  months  on April  1,  2003,  July 1,  2003,
  October 1, 2003 and  January  1, 2004.  All
  accrued   and   unpaid   interest   due  at
  principal maturity.  Secured by a pledge of
  common  stock valued at the  equivalent  of
  2.13 times the respective principal advance
  as  registered  in  the  names  of  Charles
  Cardona and John Cardona, the Company's CEO
  and former President, respectively.                 140,217               --
                                                     --------          -------

                                                     $206,175          $65,958
                                                     ========          =======

NOTE H - ADVANCES FROM OFFICERS

The Company's officers, in prior periods, advanced various monies to the Company under formal unsecured note documents bearing interest at 10.0%. The advances were repayable in aggregate monthly amounts of approximately $370. Due to the nature of the debt and irregular payment history, these advances were classified as "current" in the accompanying financial statements. During the quarter ended June 30, 2003, all open advances were repaid in full.

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

As of June 30, 2003 and 2002, total cumulative amounts unpaid under these agreements are as follows:

                                                June 30,          June 30,
                                                  2003              2002
                                                --------          --------
     Officer compensation                       $569,034          $346,719
                                                ========          ========

Future amounts due under employment agreements are approximately:

                                               Year ending
                                                March 31,          Amount
                                                ---------          ------
                                                  2004            $172,750
                                                  2005             156,000
                                                                  --------
                                                                  $328,750
                                                                  ========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - INCOME TAXES

The components of income tax (benefit) expense for the three months ended June 30, 2003 and 2002 and for the period from February 28, 2000 (date of inception) through June 30, 2003, respectively, are as follows:

                                                                Period from
                                                              February 28, 2000
                                                             (date of inception)
                            Year ended        Year ended          through
                          June 30, 2003     June 30, 2002      June 30, 2003
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
                            ========         ========         ========

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $2,500,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the three months ended June 30, 2003 and 2002 and for the period from February 28, 2000 (date of inception) through June 30, 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                               Period from
                                                                                             February 28, 2000
                                                                                            (date of inception)
                                                        Year ended          Year ended            through
                                                       June 30, 2003       June 30, 2002       June 30, 2003
                                                       -------------       -------------       -------------
Statutory rate applied to loss before income taxes     $   (26,000)        $   (58,000)        $(1,058,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                            --                  --                  --
  Other, including reserve for deferred tax asset           26,000              58,000           1,058,000
                                                       -----------         -----------         -----------

      Income tax expense                               $        --         $        --         $        --
                                                       ===========         ===========         ===========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2003 and 2002:

                                             June 30, 2003        June 30, 2002
                                             -------------        -------------
Deferred tax assets
Net operating loss carryforwards               $ 816,000            $ 775,000
Less valuation allowance                        (816,000)            (775,000)
                                               ---------            ---------

   Net Deferred Tax Asset                      $      --            $      --
                                               =========            =========

During the years ended June 30, 2003 and 2002, the reserve for the deferred current tax asset increased by approximately $26,000 and $58,000, respectively.


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


                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

The following table presents the various categories for stock issuances during Fiscal 2002 and 2003:

                                      Registered      Restricted        Total
                                      ----------      ----------        -----
Balances at March 31, 2001             5,346,000      18,000,022      23,346,022
  Cash                                        --         744,442         744,442
  Conversion of short-term loans              --         360,000         360,000
  Consulting and Legal services          681,666          25,000         706,666
  Lawsuit settlement                          --         500,000         500,000
  Legal services                              --         170,000         170,000
  Operating expenses                          --         405,000         405,000
  Personnel compensation                      --         250,000         250,000
                                     -----------     -----------     -----------

Balances at March 31, 2002             6,027,666      20,454,464      26,482,130

  Cash                                        --       2,413,334       2,413,334
  Consulting and Legal services       12,258,332       2,982,666      15,240,998
  Directors fees                              --         160,000         160,000
  Operating expenses                          --          10,000          10,000
  Personnel compensation                      --       5,790,000       5,790,000
  Reclassifications per Rule 144(k)   20,454,464     (20,454,464)             --
                                     -----------     -----------     -----------

Balances at March 31, 2003            38,740,462      11,356,000      50,096,462

  Cash                                        --       1,030,000       1,030,000
  Consulting and Legal services        1,075,000         502,000       1,577,000
  Personnel compensation                      --         500,000         500,000
                                     -----------     -----------     -----------

Balances at June 30, 2003             39,815,462      13,388,000      53,203,462
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

                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

The following tables recap the Company's stock issuances, by purpose or function, for each of the Fiscal Years ended March 31, 2002 and 2003 and the period from April 1, 2003 through June 30, 2003, respectively:

                        FISCAL YEAR ENDED MARCH 31, 2002

Issuances pursuant to an exemption from registration pursuant to Section 4(2)

 Date of                                    Number       Proceeds or    Excess
  Issue         Issuee                     of Shares     Valuation    fair value
  -----         ------                     ---------     ---------    ----------
Cash
8/22/2001   Seth Blumenthal                 100,000        $ 7,000        $ --
8/29/2001   Suzanne Tryphonos                 1,666            100          --
10/11/2001  Thomas Clemens                   33,333          2,000          --
10/11/2001  Gerard Stankewicz                33,333          2,000          --
10/11/2001  Barbara Welker                   10,000            600          --
10/11/2001  Marcia Strada                    10,000            600          --
10/22/2001  Colleen Strada                   10,000            600          --
10/31/2001  Kenneth Ullman                  444,444         20,000          --
12/18/2001  Gerard Stankewicz                16,666          2,000         500
1/22/2002   Ruth Makofske                    85,000          5,000          --
                                           --------        -------        ----
                                            744,442        $39,900        $500
                                           ========        =======        ====
Conversion of short-term loans (1)
8/10/2001   Barbara Welker                  166,667        $10,000        $ --
8/10/2001   Charles Blanchfield              83,333          5,000          --
8/10/2001   Thomas Clemens                   50,000          3,000          --
8/10/2001   Marilyn Hyman                    33,333          2,000          --
8/10/2001   Joe Mortimer                     16,667          1,000          --
8/10/2001   Suzanne Tryphonos                10,000            600          --
                                           --------        -------        ----
                                            360,000        $21,600        $ --
                                           ========        =======        ====
Consulting and Legal services
11/29/2001  Seth Blumenthal                  25,000        $ 1,000        $250
                                           ========        =======        ====
Lawsuit settlement (2)
9/9/2001    Competitive Media
             Reporting, LLC.                500,000        $20,000        $ --
                                           ========        =======        ====
Legal services (3)
12/28/2001  Warren Hamburger                120,000        $ 7,200        $ --
3/7/2002    Warren Hamburger                 50,000          2,500          --
                                           --------        -------        ----
                                            170,000        $ 9,700        $ --
                                           ========        =======        ====
Operating expenses
1/29/2002   Jeffrey Halbirt (4)             200,000        $14,000        $ --
1/29/2002   Terry Nield (4)                 200,000         14,000          --
3/14/2002   Sheldon Katz (5)                  5,000            250          --
                                           --------        -------        ----
                                            405,000        $28,250        $ --
                                           ========        =======        ====
Personnel compensation
3/24/2002   Daniel Wasserman (6)            250,000        $15,000        $ --
                                           ========        =======        ====

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

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission
 -------------------------------------------------

 Date of                                    Number       Proceeds or    Excess
  Issue         Issuee                     of Shares     Valuation    fair value
  -----         ------                     ---------     ---------    ----------
Consulting services
12/13/2001  Charles Blanchfield (7)          40,000        $ 4,000      $   --
12/13/2001  Robert King (7)                  40,000          4,000          --
12/13/2001  Thomas Kober (7)                 40,000          4,000          --
12/13/2001  Theresa Kober (7)               300,000         18,000          --
1/29/2002   Leonard Braumberger (8)         133,333         16,000          --
3/1/2002    Leonard Braumberger (8)          53,333          8,000          --
2/21/2002   Dave Grandy (9)                  75,000          9,000          --
                                           --------        -------      ------
                                            681,666        $63,000      $   --
                                           ========        =======      ======

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

                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

                        FISCAL YEAR ENDED MARCH 31, 2003

Issuances pursuant to an exemption from registration pursuant to Section 4(2)

 Date of                                    Number       Proceeds or    Excess
  Issue         Issuee                     of Shares     Valuation    fair value
  -----         ------                     ---------     ---------    ----------
Cash
5/15/02     B&G Holding Co.                   75,000     $  5,000       $   --
6/6/02      Eleanor Garrett                  300,000       15,000           --
6/6/02      Warren Hamburger (10)            200,000       10,000           --
6/24/02     Kevin Messina                    375,000       15,000           --
7/19/02     Scott Bolkema                    700,000       35,000           --
10/8/02     Carl Washwick                    333,334       10,000           --
11/18/02    Joshua Blumenthal                 50,000       10,000           --
3/21/02     Eleanor Garrett                  140,000        2,000           --
3/21/03     Warren Hamburger (10)            140,000        2,000           --
3/31/03     Warren Hamburger (10)            100,000        2,000           --
                                          ----------     --------       ------
                                           2,413,334     $106,000       $   --
                                          ==========     ========       ======
Consulting and Legal Services
8/2/02      Jack Kratoville (11)              20,000     $  1,200       $   --
8/5/02      Keith Peters (12)                 50,000        5,000           --
9/7/02      Keith Peters (12)                 50,000        5,000           --
9/7/02      Dag Finn Sjoen (11/18)            10,000          250           --
9/20/02     Suzanne Tryphonos (13)            16,666          333           --
10/2/02     Warren Hamburger (10/14)         100,000        2,000           --
10/4/02     Kathleen Kenney (14)              25,000          500           --
10/9/02     Jason Genet (15)               1,200,000       36,000           --
10/11/02    First American Ventures (16)     500,000       12,500           --
10/16/02    Jason Genet (15)                  25,000          875           --
11/7/02     Arthur Metz (17)                  14,000          700           --
11/20/02    Bob Schmidt                      100,000        5,000           --
12/3/02     Arthur Metz (17)                 150,000        4,500           --
12/12/02    Robert Fitzpatrick (14)           60,000        1,200           --
1/10/03     Arthur Metz (17)                 162,000        4,860           --
2/28/03     Warren Hamburger (10/14)         210,000        4,200           --
2/28/03     Thomas Kober (17)                100,000        3,000           --
3/21/03     Charles Blanchfield (17)         100,000        3,000           --
3/21/03     Thomas Gavin (16)                100,000        5,000           --
                                          ----------     --------       ------
                                           2,992,666     $ 95,118       $   --
                                          ==========     ========       ======
Directors fees
5/1/02      John Conley                       10,000     $    500       $   --
11/18/02    Jonathan White                    40,000        4,500           --
2/28/03     Russell Ivy                       10,000          300           --
2/28/03     John Conley                       50,000        1,500           --
2/28/03     Jonathan White                    50,000        1,500           --
                                          ----------     --------       ------
                                             160,000     $  8,300       $   --
                                          ==========     ========       ======

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

 Date of                                    Number       Proceeds or    Excess
  Issue         Issuee                     of Shares     Valuation    fair value
  -----         ------                     ---------     ---------    ----------
Personnel compensation
2/28/02     Charles Cardona                2,000,000      $ 30,000      $   --
5/29/02     Valerie Cardona (19)             150,000         4,500          --
7/9/02      Daniel Wasserman                 300,000        12,000          --
8/5/02      Elizabeth Neese                    5,000           500          --
9/20/02     Reidar Sjoen (18)                275,000         5,500          --
10/1/02     Ursula Olivares                  250,000         5,000          --
10/7/02     Valerie Cardona (19)             275,000         5,500          --
1/27/03     Reidar Sjoen (18)                250,000         5,000          --
1/28/03     Thomas Madigan                    60,000           900          --
2/28/03     Thomas Madigan                    25,000           750          --
2/28/03     John Cardona                   2,000,000        30,000          --
2/28/03     Ursula Olivares                  100,000         3,000          --
2/28/03     Reidar Sjoen (18)                100,000         2,000          --
                                          ----------      --------      ------
                                           5,790,000      $104,650      $   --
                                          ==========      ========      ======

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

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission
 -------------------------------------------------

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission - Continued
 -------------------------------------------------

 Date of                                    Number       Proceeds or    Excess
  Issue         Issuee                     of Shares     Valuation    fair value
  -----         ------                     ---------     ---------    ----------
                          Common stock directly issued
Consulting and Legal services - continued
9/20/02     Charles Blanchfield (17)         233,333        9,333           --
9/20/02     Robert King (17)                 233,333        9,333           --
9/20/02     Thomas Kober (17)                233,334        9,334           --
10/4/02     Robert Fitzpatrick (14)          100,000        3,000           --
10/7/02     Jason Genet (15)                 400,000        8,000        8,000
10/9/02     Leonard Braumberger (8)           60,000        8,000           --
1/1/03      Thomas Gavin (17)                306,000       15,300           --
1/10/03     John Calcagni (14)               168,000        4,200           --
3/27/03     Hank Zemla (12)                  150,000        2,250           --
                                          ----------     --------       ------
                                           2,908,332     $160,250       $8,000
                                          ==========     ========       ======

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

                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

                        FISCAL YEAR ENDING MARCH 31, 2004

Issuances pursuant to an exemption from registration pursuant to Section 4(2)

 Date of                                    Number       Proceeds or    Excess
  Issue         Issuee                     of Shares     Valuation    fair value
  -----         ------                     ---------     ---------    ----------
Cash
4/23/03     Ruth Makofske                   500,000        $ 8,000       $  --
5/5/03      Thomas Madigan                    5,000            100          --
5/13/03     Warren Hamburger                150,000          3,000          --
6/3/03      Kevin Messina                   375,000         15,000          --
                                         ----------        -------       -----
                                          1,030,000        $26,100       $  --
                                         ==========        =======       =====

Consulting and Legal Services
4/28/03     Paidoussis Olga                 200,000          3,200       $  --
4/30/03     Paul Weaver                      50,000          1,000          --
5/5/03      Jason Miller                      7,000            280          --
5/5/03      Scott Rubin                       7,000            280          --
5/5/03      Thomas Gavin                     50,000          2,000          --
5/22/03     Victor Yurkins                   25,000          1,250          --
5/23/03     Jo Ann Palminteri                 3,000             90          --
5/23/03     Elizabeth Neese                  10,000            700          --
6/5/03      Equities Magazine, LLC           50,000          4,500          --
6/5/03      Hank Zemla                      100,000          6,300          --
                                                           -------       -----
                                            502,000        $19,600       $  --
                                         ==========        =======       =====
Employee Compensation
4/28/03     Daniel Wasserman                500,000        $ 8,000       $  --
                                         ==========        =======       =====

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission
 -------------------------------------------------

 Date of                                    Number       Proceeds or    Excess
  Issue         Issuee                     of Shares     Valuation    fair value
  -----         ------                     ---------     ---------    ----------
                          Common stock directly issued
Consulting and Legal services
5/5/03      Hank Zemla                     100,000        $ 9,000        $  --
5/7/03      Duane Lewin                     20,000            600           --
5/7/03      Elizabeth Wooley-Lewin          15,000            400           --
5/7/03      Sunny Lewin                     15,000            400           --
                                          --------        -------        -----
                                           150,000        $10,000        $  --
                                          ========        =======        =====

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

       Common stock issued pursuant to the granting of options to purchase

 Date of                                    Number       Proceeds or    Excess
  Issue         Issuee                     of Shares     Valuation    fair value
  -----         ------                     ---------     ---------    ----------
Consulting and Legal services
5/6/03      Kyle Kennedy                    300,000         6,000           --
5/20/03     Kyle Kennedy                    625,000        31,250           --
                                           --------       -------        -----
                                            925,000       $37,250        $  --
                                           ========       =======        =====

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

At various times during Fiscal 2003, the Company granted short-term options (generally with a term of 30 days) to Kyle Kennedy to assist the Company with business strategy, business development and mergers and acquisitions. Mr. Kennedy's compensation was in the form of options to purchase registered freely trading securities at various discounts to the then current Market price. The agreement was on a month to month basis cancellable at 30 days notice by either party.
                                                                Weighted average
                                                                price per share
                                                                ---------------
     Options outstanding at April 1, 2001        2,000,000          $0.10
       Issued                                           --
       Exercised                                        --
       Expired/Terminated                               --
                                               -----------

     Options outstanding at March 31, 2002       2,000,000          $0.10
       Issued                                   13,350,000           0.03
       Exercised                                (9,350,000)          0.01
       Expired/Terminated                       (4,000,000)          0.08
                                               -----------

     Options outstanding at March 31, 2003       2,000,000          $0.10
       Issued                                      925,000           0.04
       Exercised                                  (925,000)          0.04
       Expired/Terminated                               --
                                               -----------

     Options outstanding at June 30, 2003        2,000,000          $0.10
                                               ===========

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

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on management's estimates as there was no quoted or listed price on the Company's equity securities, the expected dividends, determined to be zero bon past performance, and the risk free interest rate, which was estimated using the bond equivalent yield of 6.0% at March 31, 2002 and June 30, 2003, respectively.

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

No warrants have been exercised during the period ended June 30, 2003 or subsequent thereto.

                                   Warrants        Warrants
                                  originally    outstanding at
                                    issued      June 30, 2003     Exercise price
                                    ------      -------------     --------------
     Gavin warrants - Series A      180,000        180,000       $0.25 per share
     Gavin warrants - Series B      380,000        380,000       $0.10 per share
                                    -------        -------

     Totals at June 30, 2003        560,000        560,000
                                    =======        =======

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

BUSINESS DEVELOPMENT AGREEMENT - CONTINUED

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

May 6, 2003          300,000 options to purchase an equivalent  number of shares of the Company's common stock at $0.02 per share. These options expired on June 6, 2003.

May 20, 2003         625,000 options to purchase an equivalent  number of shares of the Company's common stock at $0.05 per share. These options expired on June 20, 2003.

As of June 30, 2003, Mr. Kennedy owes the Company approximately $18,050 for shares issued under exercised options.

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

The events which occurred on September 11, 2001, and subsequent thereto, generated, and continue to generate, additional interest in the Company's internet data mining research capabilities for potential private and public sector clients. Management continues to maintain the belief that the Company will be able to acquire various contracts to provide research information for various private and public sector purposes.

On May 27, 2003, the Company received a $50,000 contract from a major United States defense contractor to provide support services related to that entity's provision of services for Homeland Security issues. As of June 30, 2003, the Company has billed approximately $39,125 against this contract and received cash collections in subsequent periods.

The Company remains in the development stage, has focused principally on the refinement and maintenance of its proprietary software and providing services pursuant to the May 27, 2003 contract. Due to cash flow shortages, the Company continues to pursue various revenue and capital sources.

The Company is principally on additional private placements of equity securities to provide sufficient working capital to maintain the integrity of the corporate entity.

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

(3) RESULTS OF OPERATIONS, PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

During  the first  quarter of Fiscal  2004 (year  ending  March 31,  2004),  the
Company obtained a $50,000 contract from a major United States defense contractor. During this quarter, the Company completed and billed approximately $39,125. The Company realized cash collections on this receivable subsequent to June 30.

As the Company has not fully commenced operations, management is of the opinion that our current financial results, as reported in the accompanying financial statements, are not meaningful as an indication of future operations.

The Company incurred system production and maintenance expenses of approximately $40,700, including depreciation of approximately $700, for the three months ended June 30, 2003, as compared to approximately $9,800, including depreciation of approximately $3,500, for the same three month period of the prior fiscal year.

The Company incurred operating expenses of approximately $53,000, exclusive of officer's compensation for the three months ended June 30, 2003 as compared to approximately $82,000 for the same period of the prior fiscal year.

For the three months ended June 30, 2003, the Company incurred a net loss of approximately $(77,000) as compared to a net loss of approximately $(172,000) for the three months ended June 30, 2001. Based on the weighted-average number of shares of common stock issued and outstanding at June 30, 2003 and 2002, respectively, the Company incurred a net loss per share of approximately $(0.00) and $(0.02).

LIQUIDITY

The Company had approximately $51,500 in available cash at June 30, 2003 as compared to $8,100 at March 31, 2003 and approximately $2,900 at June 30, 2002. The Company attempts to maintain a cash balance sufficient to sustain corporate operations until such time as management can raise the funding necessary to advance its business plan.

Liquidity during Fiscal 2001 and 2002 was provided principally through the unregistered sales of equity securities and the exercise of options granted under a plan registered on Form S-8 with the U. S. Securities and Exchange Commission..

Additional funding from either the sale of equity securities or advances from shareholders will be necessary to support future maintenance of the corporate entity and service future contracts which may be obtained by the Company.

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

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES

See the accompanying Notes to the Financial Statements

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
 31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 11, 2003                                 /s/ Charles A. Cardona III
      ---------------                          ---------------------------------
                                                          Charles A. Cardona III
                                               Chairman, Chief Executive Officer
                                                     and Chief Financial Officer