Form 10QSB
period 2003-09-30
ADZONE RESEARCH INC
filed 2003-11-13
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 6, 2003: 67,772,795

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              ADZONE RESEARCH, INC.
                          (a development stage company)

              Form 10-QSB for the Quarter ended September 30, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1  Financial Statements                                               3

   Item 2  Management's Discussion and Analysis or Plan of Operation         36

   Item 3  Controls and Procedures                                           39

PART II - OTHER INFORMATION

   Item 1  Legal Proceedings                                                 40

   Item 2  Changes in Securities                                             40

   Item 3  Defaults Upon Senior Securities                                   40

   Item 4  Submission of Matters to a Vote of Security Holders               40

   Item 5  Other Information                                                 40

   Item 6  Exhibits and Reports on Form 8-K                                  40

SIGNATURES                                                                   40

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                           September 30, 2003 and 2002

                                   (UNAUDITED)

                                                  September 30,    September 30,
                                                     2003              2002
                                                   ---------         ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                        $ 119,252         $   1,760
   Accounts receivable - trade                        24,969                --
   Prepaid expenses and other                         17,625            35,225
                                                   ---------         ---------

     TOTAL CURRENT ASSETS                            161,846            36,985
                                                   ---------         ---------

PROPERTY AND EQUIPMENT - AT COST                      60,860            60,752
   Accumulated depreciation                          (51,808)          (40,725)
                                                   ---------         ---------

     NET PROPERTY AND EQUIPMENT                        9,052            20,027
                                                   ---------         ---------

OTHER ASSETS
   Restricted cash - Dividend payment escrow          31,365                --
   Other                                              48,090               389
                                                   ---------         ---------

     TOTAL OTHER ASSETS                               79,455               389
                                                   ---------         ---------

TOTAL ASSETS                                       $ 250,353         $  57,401
                                                   =========         =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                           BALANCE SHEETS - CONTINUED
                           September 30, 2003 and 2002

                                   (UNAUDITED)

                                                          September 30,       September 30,
                                                              2003                2002
                                                           -----------         -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                           $   206,175         $    65,958
   Accounts payable - trade                                    214,144             165,173
   Accrued interest payable                                      2,794               1,398
   Accrued dividends payable                                     2,005                  --
   Advances from officers                                           --               2,724
   Accrued officer compensation                                250,257             386,040
                                                           -----------         -----------

TOTAL LIABILITIES                                              675,375             621,293
                                                           -----------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
    20,000,000 shares authorized
    Series A - 9.0% Convertible 36.85 and
    -0- shares issued and outstanding                               --                  --
   Common stock - $0.001 par value
    100,000,000 shares authorized
    67,772,795 and 35,993,128 shares
    issued and outstanding, respectively                        67,773              35,993
   Additional paid-in capital                                3,019,127           1,942,843
   Deficit accumulated during the development stage         (3,476,657)         (2,542,728)
                                                           -----------         -----------
                                                              (389,757)           (563,892)
   Stock subscription receivable                               (33,050)                 --
   Treasury stock - at cost                                     (2,215)                 --
                                                           -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                                    (425,022)           (563,892)
                                                           -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $   250,353         $    57,401
                                                           ===========         ===========

 The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           Six and Three months ended September 30, 2003 and 2002 and
  Period from February 28, 2000 (date of inception) through September 30, 2003

                                   (UNAUDITED)

                                                                                                         Period from
                                                                                                      February 28, 2000
                                       Six months       Six months     Three months    Three months   (date of inception)
                                         ended            ended           ended           ended            through
                                      September 30,    September 30,   September 30,   September 30,    September 30,
                                          2003             2002            2003            2002             2003
                                       -----------     -----------     -----------     -----------      -----------
REVENUES                               $    64,094     $        --     $    24,969     $        --      $   148,100
                                       -----------     -----------     -----------     -----------      -----------
PRODUCTION EXPENSES
  Salaries, wages and related costs        122,705          19,796         100,548          19,796          691,612
  Direct occupancy and operating
   expenses                                 59,022          26,966          41,183          20,664          317,648
  Depreciation                               1,464           7,084             732           3,542           42,781
                                       -----------     -----------     -----------     -----------      -----------
    Total production expenses              183,191          53,846         142,463          44,002        1,052,041
                                       -----------     -----------     -----------     -----------      -----------
GROSS PROFIT                              (119,097)        (53,846)       (117,494)        (44,002)        (903,941)
                                       -----------     -----------     -----------     -----------      -----------
OPERATING EXPENSES
  Selling and marketing costs
   Salaries, wages and related costs            --              --              --              --          326,458
    Direct occupancy and operating
     expenses                                   --          23,857              --           7,592          337,457
  General and administrative costs
    Officers compensation                   28,150         117,108          13,000          39,321          646,360
    Other general and administrative
     expenses                              279,017         221,307         226,660         156,077        1,076,907
  Compensation expense related to
   common stock issuances at
   less than "fair value"                       --          12,087              --          12,087          102,150
  Depreciation                               1,088           1,309             544             655           13,052
                                       -----------     -----------     -----------     -----------      -----------
    Total operating expenses               308,255         375,668         240,204         215,732        2,502,384
                                       -----------     -----------     -----------     -----------      -----------

LOSS FROM OPERATIONS                      (427,352)       (429,514)       (357,698)       (259,734)      (3,406,325)
OTHER INCOME (EXPENSE)                     (12,269)         (5,719)         (4,881)         (3,524)         (68,327)
                                       -----------     -----------     -----------     -----------      -----------

NET LOSS                                  (439,621)       (435,233)       (362,579)       (263,258)      (3,474,652)
OTHER COMPREHENSIVE LOSS                        --              --              --              --               --
                                       -----------     -----------     -----------     -----------      -----------

COMPREHENSIVE LOSS                     $  (439,621)    $  (435,233)    $  (362,579)    $  (263,258)     $(3,474,652)
                                       ===========     ===========     ===========     ===========      ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           Six and Three months ended September 30, 2003 and 2002 and
  Period from February 28, 2000 (date of inception) through September 30, 2003

                                   (UNAUDITED)

                                                                                                          Period from
                                                                                                       February 28, 2000
                                         Six months      Six months     Three months    Three months   (date of inception)
                                           ended           ended           ended           ended            through
                                        September 30,   September 30,   September 30,   September 30,    September 30,
                                            2003            2002            2003            2002             2003
                                         -----------    -----------     -----------     -----------      -----------
COMPREHENSIVE LOSS                       $ (439,621)     $ (435,233)     $ (362,579)     $ (263,258)     $ (3,474,652)
                                         ==========      ==========      ==========      ==========      ============
Net loss per weighted-average share
 of common stock outstanding, computed
 on Net Loss - basic and fully diluted   $    (0.01)     $    (0.01)     $    (0.01)     $    (0.01)     $      (0.11)
                                         ==========      ==========      ==========      ==========      ============
Weighted-average number of shares of
 common stock outstanding - basic and
 fully diluted                           53,473,954      30,363,929      61,782,346      32,820,139        31,446,158
                                         ==========      ==========      ==========      ==========      ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                           through September 30, 2003

                                   (UNAUDITED)

                                                                                  Deficit
                                                                                accumulated
                                          Common Stock          Additional        in the           Stock
                                     ---------------------        paid-in       development     subscription
                                     Shares         Amount        capital          stage         receivable        Total
                                     ------         ------        -------          -----         ----------        -----
INITIAL CAPITALIZATION
FEBRUARY 28, 2000                         170    $       150    $        --     $        --       $      --     $       150
Effect of September 10, 2000
 125,000 for 1 forward stock
 split and change to $0.001
 par value from no par value       21,249,830         21,100        (21,100)             --              --              --

February 29, 2000 private
 placement of common stock                 30      1,000,000             --              --        (600,000)        400,000
Effect of September 10, 2000
 125,000 for 1 forward stock
 split and change to $0.001
 par value from no par value        3,749,970       (996,250)       996,250              --              --              --
Less costs of raising capital              --             --        (12,500)             --              --         (12,500)

Net loss for the period                    --             --             --         (35,822)             --         (35,822)
                                   ----------    -----------    -----------     -----------       ---------     -----------

BALANCES AT MARCH 31,2000          25,000,000         25,000        962,650         (35,822)       (600,000)        351,828

Cash received on stock
 subscription receivable                   --             --             --              --         600,000         600,000

November 30, 2000 private
 placement of common stock            666,665            667        289,333              --              --         290,000
Less costs and expenses of
 raising capital                           --             --       (188,500)             --              --        (188,500)

Common stock issued for:
 Costs and expenses of raising
  capital                             400,000            400        175,600              --              --         176,000
 Prepaid interest on loan             250,000            250         31,000              --              --          31,250
 Employee wages and bonuses         1,095,000          1,095         64,605              --              --          65,700
 Officer bonus                        500,000            500         29,500              --              --          30,000
 Professional services                107,000            107          6,313              --              --           6,420

Net loss for the year                      --             --             --      (1,460,043)             --      (1,460,043)
                                   ----------    -----------    -----------     -----------       ---------     -----------
BALANCES AT MARCH 31, 2001
 PRE-ACQUISITION                   28,018,665    $    28,019    $ 1,370,501     $(1,495,865)      $      --     $   (97,345)

Conversion of AdZone Interactive,
 Inc. common stock to AdZone
 Research, Inc. common stock      (10,018,643)       (10,019)        10,019              --              --              --

Effect of reverse merger with
 AdZone Research, Inc.              5,346,000          5,346         (5,346)             --              --              --
                                   ----------    -----------    -----------     -----------       ---------     -----------
BALANCES AT MARCH 31, 2001
 POST ACQUISITION                  23,346,022         23,346      1,375,174      (1,495,865)             --         (97,345)
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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                           through September 30, 2003

                                   (UNAUDITED)

                                                                              Deficit
                                                                            accumulated
                                          Common Stock        Additional      in the          Stock
                                     ---------------------      paid-in     development    subscription
                                     Shares         Amount      capital        stage        receivable        Total
                                     ------         ------      -------        -----        ----------        -----
BALANCES AT MARCH 31, 2001
 POST ACQUISITION                   23,346,022      23,346      1,375,174     (1,495,865)          --        (97,345)

Issuance of common stock for
 Conversion of short-term debt         360,000         360         21,240             --           --         21,600
 Cash                                  744,442         744         39,656             --           --         40,400
 Lawsuit settlement                    500,000         500         19,500             --           --         20,000
 Consulting and Legal fees and
  services                           1,531,666       1,532        115,668             --           --        117,200

Net loss for the year                       --          --             --       (611,630)          --       (611,630)
                                   -----------    --------    -----------    -----------     --------      ---------

BALANCES AT MARCH 31, 2002          26,482,130      26,482      1,571,238     (2,107,495)          --       (509,775)

Issuance of common stock for
  Cash                               2,413,334       2,413        103,587             --           --        106,000
  Exercise of granted options        9,350,000       9,350        211,950             --      (14,800)       206,500
  Directors fees                       160,000         160          8,140             --           --          8,300
  Employee compensation              5,790,000       5,790         98,860             --           --        104,650
  Professional services              5,900,998       5,901        257,467             --           --        263,368

Net loss for the year                       --          --             --       (927,536)          --       (927,536)
                                   -----------    --------    -----------    -----------     --------      ---------

BALANCES AT MARCH 31, 2003          50,096,462      50,096      2,251,242     (3,035,031)     (14,800)      (748,493)

Issuance of common stock for
  Cash                               1,030,000       1,030         25,070             --      (15,000)        11,100
  Exercise of granted options          925,000         925         36,325             --       (3,250)        34,000
  Employee compensation                500,000         500          7,500             --           --          8,000
  Professional services                652,000         652         18,948             --           --         19,600

Net loss for the quarter                    --          --             --        (77,042)          --        (77,042)
                                   -----------    --------    -----------    -----------     --------      ---------

BALANCES AT JUNE 30, 2003           53,203,462    $ 53,203    $ 2,339,085    $(3,112,073)    $(33,050)     $(752,835)

Issuance of common stock for
  Cash                                  39,333          39          2,461             --           --          2,500
  Employee compensation             13,465,000      13,466        289,896             --           --        303,362
  Professional services              1,065,000       1,065         39,185             --           --         40,250

Net loss for the quarter                    --          --             --       (362,579)          --       (362,579)
                                   -----------    --------    -----------    -----------     --------      ---------

BALANCES AT SEPTEMBER 30, 2003      67,772,795    $ 67,773    $ 2,670,627    $(3,474,652)    $(33,050)     $(769,302)
                                   ===========    ========    ===========    ===========     ========      =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                           through September 30, 2003

                                   (UNAUDITED)

                                                                              Deficit
                                                                            accumulated
                                        Preferred Stock       Additional      in the          Stock
                                     ---------------------      paid-in     development    subscription
                                     Shares         Amount      capital        stage        receivable        Total
                                     ------         ------      -------        -----        ----------        -----
Issuance of preferred stock for
 Cash                                 36.85            --        348,500             --           --        348,500

Accrued dividends                        --            --             --         (2,005)          --         (2,005)
                                   --------      --------    -----------    -----------     --------      ---------
Balance September 30, 2003                                     3,019,127     (3,476,657)          --       (422,807)
                                                             ===========    ===========     ========      =========

TREASURY STOCK - AT COST                                                                                  $  (2,215)
                                                                                                          =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                Six months ended September 30, 2003 and 2002 and
  Period from February 28, 2000 (date of inception) through September 30, 2003

                                   (UNAUDITED)

                                                                                                Period from
                                                                                             February 28, 2000
                                                             Six months        Six months   (date of inception)
                                                               ended             ended            through
                                                            September 30,     September 30,     September 30,
                                                                2003              2002              2003
                                                             -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                    $  (439,621)      $  (435,233)      $(3,474,652)
  Adjustments to reconcile net loss to
   net cash provided by operating activities
    Depreciation and amortization                                  2,552             8,393            55,833
    Loss on disposition of equipment                                  --                --            15,816
    Compensation expense related to common
     stock issuances at less than "fair value"                        --            12,087           102,150
    Common stock issued for
     Salaries, wages and bonuses, professional
      fees, directors fees, interest expense
      and lawsuit settlement                                     226,537           168,086           764,800
    (Increase) Decrease in
      Accounts receivable - trade                                (24,969)            1,801           (24,969)
      Deposits and other assets                                  (47,700)               --           (48,090)
    Increase (Decrease) in
      Accounts payable and accrued liabilities                    83,804            43,775           295,102
      Accrued officers compensation                                   --           117,108           570,360
      Accrued interest payable                                       280               320             2,794
                                                             -----------       -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                           (199,117)          (83,663)       (1,740,856)
                                                             -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in restricted cash - dividend escrow account          (31,365)               --           (31,365)
  Cash paid to purchase property and equipment                        --                --           (85,385)
  Cash received on disposition of equipment                           --                --             5,900
                                                             -----------       -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                            (31,365)               --          (112,066)
                                                             -----------       -----------       -----------

                                  - CONTINUED -

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                Six months ended September 30, 2003 and 2002 and
  Period from February 28, 2000 (date of inception) through September 30, 2003

                                   (UNAUDITED)

                                                                                        Period from
                                                                                     February 28, 2000
                                                     Six months        Six months   (date of inception)
                                                       ended             ended            through
                                                    September 30,     September 30,     September 30,
                                                        2003              2002              2003
                                                     -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash activity on officer advances                 (34,774)         (11,970)               --
  Cash paid to acquire treasury stock                    (2,215)              --            (2,215)
  Principal received from notes payable                 140,217               --           211,817
  Sale of common stock                                   47,600           97,893         1,596,750
  Sale of Series A Convertible Preferred Stock          269,661               --           269,661
  Cash paid for costs and expenses
   related to raising capital                           (78,839)              --          (103,839)
                                                    -----------        ---------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES               341,650           85,923         1,972,174
                                                    -----------        ---------       -----------

INCREASE (DECREASE) IN CASH                             111,168            1,760           119,252

Cash at beginning of period                               8,084               --                --
                                                    -----------        ---------       -----------

CASH AT END OF PERIOD                               $   119,252        $   1,760       $   119,252
                                                    ===========        =========       ===========
SUPPLEMENTAL DISCLOSURE OF
INTEREST AND INCOME TAXES PAID
  Interest paid for the period                      $     2,239        $   1,649       $     4,766
                                                    ===========        =========       ===========
  Income taxes paid for the period                  $        --        $      --       $        --
                                                    ===========        =========       ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Common stock issued for prepaid interest          $        --        $      --       $    31,250
                                                    ===========        =========       ===========
  Common stock issued in repayment of
   short-term debt                                  $        --        $      --       $    21,600
                                                    ===========        =========       ===========
  Common stock issued for prepaid
   consulting fees                                  $        --        $      --       $    28,000
                                                    ===========        =========       ===========
  Common stock issued in partial payment
   of accrued officers compensation                 $   320,103        $      --       $   385,103
                                                    ===========        =========       ===========

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

On May 27, 2003, the Company received an initial $50,000 contract from a major United States defense contractor to provide support services related to that entity's provision of services for Homeland Security issues. Subsequent thereto, the Company has received additional supplemental increases to this contract; however, as of September 30, 2003, the Company has only one source of revenue.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7. Income taxes

   The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences.

   Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of September 30, 2003 and 2002, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

8. Loss per share

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2003 and 2002, respectively, the Company's outstanding stock options are deemed to be anti-dilutive due to the Company's net operating loss position.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2003 and 2002:

                                  Sept. 30, 2003  Sept. 30, 2002  Estimated life
                                  --------------  --------------  --------------
     Computer equipment              $ 50,856        $ 50,748        3 years
     Office furniture and other
      equipment                        10,004          10,004        7 years
                                     --------        --------
                                       60,860          60,752
     Less accumulated depreciation    (51,808)        (40,725)
                                     --------        --------

     Net property and equipment      $  9,052        $ 20,027
                                     ========        ========

Depreciation expense for the six months ended September 30, 2003 and 2002 and the period from February 28, 2000 (date of inception) through September 30, 2003 was $2,552, $8,393, and $55,833, respectively.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE G - NOTES PAYABLE
                                                   September 30,   September 30,
                                                      2003             2002
                                                      ----             ----
$50,000   installment   note   payable   to   an
 individual.  Interest imputed at 15.0% and paid
 in advance with the issuance of 250,000  shares
 of restricted, unregistered common stock to the
 lender.  Payable  in  monthly  installments  of
 $1,000  commencing  September  1, 2001 and each
 successive month until paid in full.  Scheduled
 payments  are in default at March 31,  2002 and
 the entire amount is classified as "current" in
 the    accompanying    financial    statements.
 Unsecured.                                          $ 50,000         $50,000

$15,958  promissory  note payable to a law firm.
 Interest  at 9.0%.  Payable in full on June 30,
 2001.  Scheduled  payments  are in  default  at
 March  31,  2002  and  the  entire   amount  is
 classified  as  "current"  in the  accompanying
 financial statements. Secured by 150,000 shares
 of common  stock owned by the  Company's  Chief
 Operating Officer.                                    15,958          15,958

Various  loan  agreements  aggregating  $140,217
 payable to an Indiana corporation.  Interest at
 the Prime Rate (as defined) plus 1.0%;  plus an
 origination  fee equal to 1.0% of the  advanced
 principal. Maturity on the first anniversary of
 each  respective  principal  advance.  Interest
 payable   quarterly  for  the  preceding  three
 months on April 1, 2003, July 1, 2003,  October
 1, 2003 and  January 1, 2004.  All  accrued and
 unpaid  interest  due  at  principal  maturity.
 Secured by a pledge of common  stock  valued at
 the  equivalent  of 2.13  times the  respective
 principal advance as registered in the names of
 Charles Cardona and John Cardona, the Company's
 CEO and former President, respectively.              140,217              --
                                                     --------         -------

                                                     $206,175         $65,958
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

In August 2001, the Company entered into an employment agreement with Mr. John Cardona (JCARDONA), which superseded a prior agreement, JCARDONA agreed to serve as the Company's President through August 31, 2004. Under his agreement, the Company agreed to pay JCARDONA base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, the agreement provided that Mr. Cardona could be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year. JCARDONA was also entitled to a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company achieved annual profitability. Under his agreement, JCARDONA is also entitled to additional bonuses payable as follows: (i) 0.5% of prior year's (ii) 3.5% of prior year's profits; (iii) 3.75% of the first $3 million in growth in market capitalization during a previous year; and (iv) 1.75% of any growth in market capitalization over $3 million during a previous year.

JCARDONA was also granted an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for 5 years after the date of grant. JCARDONA terminated his employment with the Company in June 2002 but had remained as a consultant to the Company.

In August 2003, the Company entered into an employment agreement with Mr. John Cardona (JCARDONA), under which JCARDONA will serve as the company's Chief Operating Officer and Sales Manager responsible for the Commercial Advertising Data segment of the business. Under his agreement, JCARDONA is entitled to a base annual salary of $161,000 during the balance of the 2003 calendar year and an annual salary of $208,000 for the 2004 calendar year. The employment period ends on August 31, 2004. In addition, the agreement provided that JCARDONA could be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2004 calendar year. JCARDONA was also entitled to a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company achieved annual profitability. Under his agreement, JCARDONA was also entitled to receive 10% of sales revenues generated through his efforts. Additional bonuses are payable as follows: (i) 0.5% of prior year's revenues;
(ii) 3.5% of prior year's profits; (iii) 3.75% of the first $3 million in growth in market capitalization during a previous year; and (iv) 1.75% of any growth in market capitalization over $3 million during a previous year. JCardona was also granted an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for 5 years after the date of grant. In the event JCardona's employment is involuntarily terminated, he will be entitled to receive an amount equal to three times his annual salary in effect during the year in which such termination occurred.

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

As of September 30, 2003 and 2002, total cumulative amounts unpaid under these agreements are as follows:

                                                   September 30,   September 30,
                                                      2003             2002
                                                      ----             ----

     Officer compensation                           $250,257         $386,040
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
                                                                      --------
                                                                      $328,750
                                                                      ========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - INCOME TAXES

The components of income tax (benefit) expense for the six months ended September 30, 2003 and 2002 and for the period from February 28, 2000 (date of inception) through September 30, 2003, respectively, are as follows:

                                                             Period from
                                                          February 28, 2000
                         Six months        Six months    (date of inception)
                            ended             ended            through
                        September 30,     September 30,     September 30,
                            2003              2002              2003
                          --------          --------          --------
     Federal:
       Current            $     --          $     --          $     --
       Deferred                 --                --                --
                          --------          --------          --------
                                --                --                --
                          --------          --------          --------
     State:
       Current                  --                --                --
       Deferred                 --                --                --
                          --------          --------          --------
                                --                --                --
                          --------          --------          --------

     Totals               $     --          $     --          $     --
                          ========          ========          ========

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $2,750,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the six months ended September 30, 2003 and 2002 and for the period from February 28, 2000 (date of inception) through September 30, 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                 Period from
                                                              February 28, 2000
                                 Six months     Six months   (date of inception)
                                    ended          ended           through
                                September 30,  September 30,    September 30,
                                    2003           2002             2003
                                  --------       --------         --------
Statutory rate applied to loss
 before income taxes             $(149,000)     $(148,000)      $(1,181,000)
Increase (decrease) in income
 taxes resulting from:
 State income taxes                     --             --                --
 Other, including reserve for
  deferred tax asset               149,000        148,000         1,181,000
                                 ---------      ---------       -----------

      Income tax expense         $      --      $      --       $        --
                                 =========      =========       ===========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2003 and 2002:

                                              September 30,        September 30,
                                                  2003                 2002
                                               -----------          -----------
Deferred tax assets
  Net operating loss carryforwards             $ 1,180,000          $   865,000
  Less valuation allowance                      (1,180,000)            (865,000)
                                               -----------          -----------

   Net Deferred Tax Asset                      $        --          $        --
                                               ===========          ===========

During the six months ended September 30, 2003 and 2002, the reserve for the deferred current tax asset increased by approximately $149,000 and $148,000, respectively.

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


                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

The following table presents the various categories for stock issuances during Fiscal 2002 and 2003:

                                            Registered         Restricted             Total
                                            ----------         ----------             -----
Balances at March 31, 2001                   5,346,000         18,000,022          23,346,022
  Cash                                              --            744,442             744,442
  Conversion of short-term loans                    --            360,000             360,000
  Consulting and Legal services                681,666             25,000             706,666
  Lawsuit settlement                                --            500,000             500,000
  Legal services                                    --            170,000             170,000
  Operating expenses                                --            405,000             405,000
  Personnel compensation                            --            250,000             250,000
                                           -----------        -----------         -----------

Balances at March 31, 2002                   6,027,666         20,454,464          26,482,130
  Cash                                              --          2,413,334           2,413,334
  Consulting and Legal services             12,258,332          2,982,666          15,240,998
  Directors fees                                    --            160,000             160,000
  Operating expenses                                --             10,000              10,000
  Personnel compensation                            --          5,790,000           5,790,000
  Reclassifications per Rule 144(k)         20,454,464        (20,454,464)                 --
                                           -----------        -----------         -----------

Balances at March 31, 2003                  38,740,462         11,356,000          50,096,462
  Cash                                              --          1,030,000           1,030,000
  Consulting and Legal services              1,075,000            502,000           1,577,000
  Personnel compensation                            --            500,000             500,000
                                           -----------        -----------         -----------

Balances at June 30, 2003                   39,815,462         13,388,000          53,203,462
  Cash                                              --             39,333              39,333
  Consulting and Legal services                     --          1,065,000           1,065,000
  Personnel compensation                            --         13,465,000          13,465,000
                                           -----------        -----------         -----------
Balances at September 30, 2003              39,815,462         27,957,333          67,772,795
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

                        FISCAL YEAR ENDED MARCH 31, 2002

Issuances pursuant to an exemption from registration pursuant to Section 4(2)

 Date of                                             Number     Proceeds or      Excess
  Issue          Issuee                            of Shares    Valuation      Fair Value
  -----          ------                            ---------    ---------      ----------
Cash
8/22/2001   Seth Blumenthal                         100,000      $  7,000      $     --
8/29/2001   Suzanne Tryphonos                         1,666           100            --
10/11/2001  Thomas Clemens                           33,333         2,000            --
10/11/2001  Gerard Stankewicz                        33,333         2,000            --
10/11/2001  Barbara Welker                           10,000           600            --
10/11/2001  Marcia Strada                            10,000           600            --
10/22/2001  Colleen Strada                           10,000           600            --
10/31/2001  Kenneth Ullman                          444,444        20,000            --
12/18/2001  Gerard Stankewicz                        16,666         2,000           500
1/22/2002   Ruth Makofske                            85,000         5,000            --
                                                   --------      --------      --------
                                                    744,442      $ 39,900      $    500
                                                   ========      ========      ========
Conversion of short-term loans (1)
8/10/2001   Barbara Welker                          166,667      $ 10,000      $     --
8/10/2001   Charles Blanchfield                      83,333         5,000            --
8/10/2001   Thomas Clemens                           50,000         3,000            --
8/10/2001   Marilyn Hyman                            33,333         2,000            --
8/10/2001   Joe Mortimer                             16,667         1,000            --
8/10/2001   Suzanne Tryphonos                        10,000           600            --
                                                   --------      --------      --------
                                                    360,000      $ 21,600      $     --
                                                   ========      ========      ========
Consulting and Legal services
11/29/2001  Seth Blumenthal                          25,000      $  1,000      $    250
                                                   ========      ========      ========

Lawsuit settlement (2)
9/9/2001    Competitive Media Reporting, LLC.       500,000      $ 20,000      $     --
                                                   ========      ========      ========

Legal services (3)
12/28/2001  Warren Hamburger                        120,000      $  7,200      $     --
3/7/2002    Warren Hamburger                         50,000         2,500            --
                                                   --------      --------      --------
                                                    170,000      $  9,700      $     --
                                                   ========      ========      ========
Operating expenses
1/29/2002   Jeffrey Halbirt (4)                     200,000      $ 14,000      $     --
1/29/2002   Terry Nield (4)                         200,000        14,000            --
3/14/2002   Sheldon Katz (5)                          5,000           250            --
                                                   --------      --------      --------
                                                    405,000      $ 28,250      $     --
                                                   ========      ========      ========
Personnel compensation
3/24/2002   Daniel Wasserman (6)                    250,000      $ 15,000      $     --
                                                   ========      ========      ========

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission - Continued

 Date of                                         Number       Proceeds or      Excess
  Issue          Issuee                        of Shares      Valuation      Fair Value
  -----          ------                        ---------      ---------      ----------
                          Common stock directly issued
Consulting and Legal services - continued
9/20/02     Charles Blanchfield (17)            233,333           9,333              --
9/20/02     Robert King (17)                    233,333           9,333              --
9/20/02     Thomas Kober (17)                   233,334           9,334              --
10/4/02     Robert Fitzpatrick (14)             100,000           3,000              --
10/7/02     Jason Genet (15)                    400,000           8,000           8,000
10/9/02     Leonard Braumberger (8)              60,000           8,000              --
1/1/03      Thomas Gavin (17)                   306,000          15,300              --
1/10/03     John Calcagni (14)                  168,000           4,200              --
3/27/03     Hank Zemla (12)                     150,000           2,250              --
                                             ----------      ----------      ----------
                                              2,908,332      $  160,250      $    8,000
                                             ==========      ==========      ==========

       Common stock issued pursuant to the granting of options to purchase

 Date of                                         Number       Proceeds or      Excess
  Issue          Issuee                        of Shares      Valuation      Fair Value
  -----          ------                        ---------      ---------      ----------
Consulting and Legal services
8/19/02     Kyle Kennedy (20)                  500,000      $   18,000      $   12,000
10/7/02     Kyle Kennedy (20)                  250,000           2,500           5,000
10/16/02    Kyle Kennedy (20)                1,000,000          15,000          20,000
11/12/02    Kyle Kennedy (20)                  200,000           3,000           3,000
11/26/02    Kyle Kennedy (20)                  300,000           4,300           2,700
12/10/02    Kyle Kennedy (20)                2,100,000          30,800          23,100
1/23/03     Kyle Kennedy (20)                1,050,000          23,100          15,750
1/28/03     Kyle Kennedy (20)                3,950,000          28,500          11,850
                                            ----------      ----------      ----------
                                             9,350,000      $  113,100      $   93,400
                                            ==========      ==========      ==========

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

                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

                        FISCAL YEAR ENDING MARCH 31, 2004

Issuances pursuant to an exemption from registration pursuant to Section 4(2)

 Date of                                         Number       Proceeds or      Excess
  Issue          Issuee                        of Shares      Valuation      Fair Value
  -----          ------                        ---------      ---------      ----------
Cash
4/23/03     Ruth Makofske                        500,000      $    8,000        $   --
5/5/03      Thomas Madigan                         5,000             100            --
5/13/03     Warren Hamburger                     150,000           3,000            --
6/3/03      Kevin Messina                        375,000          15,000            --
                                              ----------      ----------        ------
                                               1,030,000      $   26,100        $   --
                                              ==========      ==========        ======
Consulting and Legal Services
4/28/03     Paidoussis Olga                      200,000           3,200        $   --
4/30/03     Paul Weaver                           50,000           1,000            --
5/5/03      Jason Miller                           7,000             280            --
5/5/03      Scott Rubin                            7,000             280            --
5/5/03      Thomas Gavin                          50,000           2,000            --
5/22/03     Victor Yurkins                        25,000           1,250            --
5/23/03     Jo Ann Palminteri                      3,000              90            --
5/23/03     Elizabeth Neese                       10,000             700            --
6/5/03      Equities Magazine, LLC                50,000           4,500            --
6/5/03      Hank Zemla                           100,000           6,300            --
7/22/03     Nuquest Capital                      200,000          11,000            --
7/22/03     John Calcagni                        200,000           2,000            --
7/28/03     Charles Blanchfield                  150,000           5,250            --
7/28/03     Thomas Kober                         150,000           5,250            --
8/25/03     Warren Hamburger                     200,000           8,000            --
9/15/03     Barrow Street research                 5,000             350            --
9/5/03      Paul Weaver                           50,000           2,625            --
9/5/03      Thomas Gavin                          60,000           3,150            --
9/22/03     Paul Weaver                           50,000           2,625            --
                                              ----------      ----------        ------
                                               1,567,000          59,850        $   --
                                              ==========      ==========        ======
Employee Compensation
4/28/03     Daniel Wasserman                     500,000      $    8,000        $   --
7/22/03     John Cardona                       4,091,849          42,254            --
7/22/03     Charles Cardona                    3,908,151          40,352            --
8/25/03     Daniel Wasserman                     750,000          30,000            --
8/25/03     Thomas Madigan                       300,000          12,000            --
8/25/03     Ursula Oliveras                      200,000           8,000            --
8/25/03     Brian Mayhew                          50,000           2,000            --
8/25/03     Valerie Cardona                       25,000           1,000
8/25/03     Russell Ivy                           50,000           2,000            --
8/25/03     John Cardona                       1,500,000          60,000            --
8/25/03     Charles Cardona                    1,500,000          60,000            --
8/25/03     Chris Vita                            25,000           1,000            --
8/25/03     Reidar Sjoen                         750,000          30,000            --
8/25/03     Michael Moore                          5,000             200            --
9/9/03      Valerie Cardona                       25,000           1,375            --
9/9/03      Brian Mayhew                         110,000           6,050            --
9/19/03     John Cardona                         100,000           3,000            --
9/19/03     Charles Cardona                       50,000           2,000            --
9/19/03     Nicole Brownell                       25,000           2,125            --
                                              ----------      ----------        ------
                                              13,965,000         311,362            --
                                              ==========      ==========        ======

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - COMMON STOCK TRANSACTIONS - CONTINUED

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission

 Date of                                         Number       Proceeds or      Excess
  Issue          Issuee                        of Shares      Valuation      Fair Value
  -----          ------                        ---------      ---------      ----------
                          Common stock directly issued
Consulting and Legal services
5/5/03      Hank Zemla                          100,000        $  9,000         $  --
5/7/03      Duane Lewin                          20,000             600            --
5/7/03      Elizabeth Wooley-Lewin               15,000             400            --
5/7/03      Sunny Lewin                          15,000             400            --
                                               --------        --------         -----
                                                150,000        $ 10,000         $  --
                                               ========        ========         =====

       Common stock issued pursuant to the granting of options to purchase

 Date of                                         Number       Proceeds or      Excess
  Issue          Issuee                        of Shares      Valuation      Fair Value
  -----          ------                        ---------      ---------      ----------
Consulting and Legal services
5/6/03      Kyle Kennedy                         300,000          6,000            --
5/20/03     Kyle Kennedy                         625,000         31,250            --
                                                --------       --------         -----
                                                 925,000       $ 37,250         $  --
                                                ========       ========         =====

NOTE L -SERIES A PREFERRED STOCK

On August 11, 2003 the Board of directors authorized the issuance of up to 50 shares of 9% cumulative Preferred Stock. The shares are being offered to accredited investors with a minimum offering price of $10,000. Each share of this Series A Preferred stock may be converted at the option of the holder into shares of the company's common stock on the earlier of 180 days after any share of series A was first issued or the effective date of a registration statement registering shares of the Company's common stock issuable upon the conversion. The number of shares of Common stock to be acquired shall be determined by dividing 115% of the closing price of the unit (minimum 11,500) by the average closing bid price of the company's common stock during the 5 trading days immediately prior to receipt by the Company of the notice of intent to convert the Series A Preferred Stock. In no case will any share of the Series A Preferred stock be convertible into more than 500,000 shares of the Company's common stock.

The Company may within three business days of receipt of notice to convert elect to redeem the Series A Preferred stock at a price equal to $11,500 for each share redeemed plus all dividends accrued to the date of redemption..

Holders of series A Preferred Stock shall be entitled to receive dividends at the annual rate of $900 per share payable in 12 monthly installment of $75 each month. Holders of Series A preferred stock will have the right to cast 100,000 votes for each share of Series A preferred stock held.

The purchaser of each unit will receive warrants to purchase shares of the Company's common stock. The number of warrants received shall be determined by dividing the purchase price of the units by the average closing bid price of the Company's common stock during the five day trading period prior to delivery of cleared funds to the escrow agent. The exercise of these warrants shall be calculated by multiplying the average price above by 115%.
Each warrant shall expire 5 years after the date of this offer.

Within 120 days after the termination of this offering the company shall file or use its best efforts to be declared effective a registration statement with the Securities and Exchange Commission registering a number of shartes of its Common stock issuable upon the conversion of the Series A Preferred Stock and exercise of these warrants. This offering terminated on October 31, 2003

NOTE M - STOCK OPTIONS

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

                                                               Weighted average
                                                                price per share
                                                                ---------------
     Options outstanding at April 1, 2001       2,000,000           $ 0.10
       Issued                                          --
       Exercised                                       --
       Expired/Terminated                              --
                                              -----------

     Options outstanding at March 31, 2002      2,000,000           $ 0.10
       Issued                                  13,350,000             0.03
       Exercised                               (9,350,000)            0.01
       Expired/Terminated                      (4,000,000)            0.08
                                              -----------

     Options outstanding at March 31, 2003      2,000,000           $ 0.10
       Issued                                     925,000             0.04
       Exercised                                 (925,000)            0.04
       Expired/Terminated                              --
                                              -----------

     Options outstanding at June 30, 2003       2,000,000           $ 0.10
                                              ===========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE M - STOCK OPTIONS - CONTINUED

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

NOTE N - STOCK WARRANTS

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


NOTE O - COMMITMENTS AND CONTINGENCIES

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


NOTE O - COMMITMENTS AND CONTINGENCIES - CONTINUED

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


NOTE O - COMMITMENTS AND CONTINGENCIES - CONTINUED

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


NOTE O - COMMITMENTS AND CONTINGENCIES - CONTINUED

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


NOTE O - COMMITMENTS AND CONTINGENCIES - CONTINUED

BUSINESS DEVELOPMENT AGREEMENT - CONTINUED

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

The Company received $75,000 contracts from a major United States defense contractor to provide support services related to that entity's provision of services for Homeland Security issues. As of September 30, 2003, the Company has billed approximately $64,094 against this contract and received cash collections in subsequent periods.

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

(3) RESULTS OF OPERATIONS, PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

During the first six months of Fiscal 2004 (year ending March 31, 2004), the Company obtained a $75,000 contract from a major United States defense contractor. During this period, the Company completed and billed approximately $64,094.

As the Company has not fully commenced operations, management is of the opinion that our current financial results, as reported in the accompanying financial statements, are not meaningful as an indication of future operations.

The Company incurred the following expenses for the three months ended September 30, 2003 as compared to the same period in the prior fiscal year

                                                    Three             Three
                                                 months ended      months ended
                                                   9/30/03           9/30/02           Change
                                                   -------           -------           ------
System Production and Maintenance                   142,463           53,846          (88,617)
Operating expenses excluding Officer Salary         227,204          176,411          (50,793)
Depreciation included above                           1,276            4,197            2,921
Officer Compensation                                 13,000           39,321           26,321
Net Loss                                           (362,519)        (263,258)         (99,261)

                                                     Six               Six
                                                 months ended      months ended
                                                   9/30/03           9/30/02           Change
                                                   -------           -------           ------
System Production and Maintenance                   183,191           53,846         (129,345)
Operating expenses excluding Officer Salary         208,105          258,560           50,455
Depreciation included above                           2,552            8,363            5,811
Officer Compensation                                 28,150          117,108           88,958
Net Loss                                           (439,621)        (435,233)          (4,388)

Based on the weighted-average number of shares of common stock issued and outstanding at September 30, 2003 and 2002, respectively, the Company incurred a net loss per share of approximately $(0.01) and $(0.01).

LIQUIDITY

The Company had approximately $119,252 in available cash at September 30, 2003 as compared to $8,100 at March 31, 2003 and approximately $1,760 at September 30, 2002. The Company attempts to maintain a cash balance sufficient to sustain corporate operations until such time as management can raise the funding necessary to advance its business plan.

Liquidity during Fiscal 2001 and 2002 was provided principally through the unregistered sales of equity securities and the exercise of options granted under a plan registered on Form S-8 with the U. S. Securities and Exchange Commission..

On August 11, 2003 the Board of directors authorized the issuance of up to 50 shares of 9% cumulative Preferred Stock. The shares are being offered to accredited investors with a minimum offering price of $10,000. Each share of this Series A Preferred stock may be converted at the option of the holder into shares of the company's common stock on the earlier of 180 days after any share of series A was first issued or the effective date of a registration statement registering shares of the Company's common stock issuable upon the conversion. The number of shares of Common stock to be acquired shall be determined by dividing 115% of the closing price of the unit (minimum 11,500) by the average closing bid price of the company's common stock during the 5 trading days immediately prior to receipt by the Company of the notice of intent to convert the Series A Preferred Stock. In no case will any share of the Series A Preferred stock be convertible into 500,000 shares of the Company's common stock.

The Company may within three business days of receipt of notice to convert elect to redeem the Series A Preferred stock at a price equal to 11,500 for each share redeemed plus all dividends accrued to the date of redemption..

Holders of series A Preferred Stock shall be entitled to receive dividends at the annual rate of 900 per share payable in 12 monthly installment of $75 each month. Holders of Series A preferred stock will have the right to cast 100,000 votes for each share of Series A preferred stock held.

The purchaser of each unit will receive warrants to purchase shares of the Company's common stock. The number of warrants received shall be determined by dividing the purchase price of the units by the average closing bid price of the Company's common stock during the five day trading period prior to delivery of cleared funds to the escrow agent. The exercise of these warrants shall be calculated by multiplying the average price above by 115%. Each warrant shall expire 5 years after the date of this offer.

Within 120 days after the termination of this offering the company shall file or use its best efforts to be declared effective a registration statement with the Securities and Exchange Commission registering a number of shares of its Common stock issuable upon the conversion of the Series A Preferred Stock and exercise of these warrants. This offering terminated on October 31, 2003

Additional funding from either the sale of equity securities or advances from shareholders will be necessary to support future maintenance of the corporate entity and service future contracts which may be obtained by the Company.

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

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10     Employment agreement between the Company and John A. Cardona
31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On September 3, 2003 Form 8-K was filed announcing the company had won its second revenue contract.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ADZONE RESEARCH, INC.


Date: November 10,2003                         /s/ Charles A. Cardona III
                                               ---------------------------------
                                                          Charles A. Cardona III
                                               Chairman, Chief Executive Officer
                                                     and Chief Financial Officer