Form 10QSB
period 2003-12-31
ADZONE RESEARCH INC
filed 2004-02-12
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the quarterly period ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 31, 2004: 77,305,382

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               Form 10-QSB for the Quarter ended December 31, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1  Financial Statements                                              3

   Item 2  Management's Discussion and Analysis or Plan of Operation        37

   Item 3  Controls and Procedures                                          39

PART II - OTHER INFORMATION

   Item 1  Legal Proceedings                                                40

   Item 2  Changes in Securities                                            40

   Item 3  Defaults Upon Senior Securities                                  40

   Item 4  Submission of Matters to a Vote of Security Holders              40

   Item 5  Other Information                                                40

   Item 6  Exhibits and Reports on Form 8-K                                 40

SIGNATURES                                                                  40

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                           December 31, 2003 and 2002

                                   (UNAUDITED)

                                                   December 31,     December 31,
                                                      2003             2002
                                                    ---------        ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                         $  44,704        $  14,369
   Accounts receivable - trade                          3,063               --
   Prepaid expenses and other                           8,750           28,850
                                                    ---------        ---------

     TOTAL CURRENT ASSETS                              56,517           43,219
                                                    ---------        ---------

PROPERTY AND EQUIPMENT - AT COST                       60,860           60,860
   Accumulated depreciation                           (53,084)         (44,922)
                                                    ---------        ---------

     NET PROPERTY AND EQUIPMENT                         7,776           15,938
                                                    ---------        ---------

OTHER ASSETS
   Restricted cash - Dividend payment escrow           58,365               --
   Restricted cash - Series A retirement escrow       122,250               --
   Other                                               48,090               --
                                                    ---------        ---------

     TOTAL OTHER ASSETS                               228,705               --
                                                    ---------        ---------

TOTAL ASSETS                                        $ 292,998        $  59,157
                                                    =========        =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                           BALANCE SHEETS - CONTINUED
                           December 31, 2003 and 2002

                                   (UNAUDITED)

                                                             December 31,          December 31,
                                                                2003                  2002
                                                             -----------           -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                             $   206,175           $    65,958
   Accounts payable - trade                                      166,488               158,948
   Accrued interest payable                                        3,876                 1,398
   Accrued dividends payable                                      12,041                    --
   Advances from officers                                             --                 2,124
   Accrued officer compensation                                  484,537               515,360
                                                             -----------           -----------

TOTAL LIABILITIES                                                873,117               743,788
                                                             -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value
     20,000,000 shares authorized
       Series A - 9.0% Convertible
         50 shares allocated; 36.85 and -0- shares
         issued  and outstanding                                      --                    --
       Series B - 9.0% Convertible
         100 shares allocated; 30.00 and -0- shares
         issued  and outstanding                                      --                    --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     67,912,267 and 39,561,462 shares
     issued and outstanding, respectively                         67,912                39,561
   Additional paid-in capital                                  3,111,507             2,052,050
   Deficit accumulated during the development stage           (3,726,773)           (2,776,242)
                                                             -----------           -----------
                                                                (547,354)             (684,631)
   Stock subscription receivable                                 (30,550)                   --
   Treasury stock - (25,000 shares at cost)                       (2,215)                   --
                                                             -----------           -----------
TOTAL SHAREHOLDERS' EQUITY                                      (580,119)             (684,631)
                                                             -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   292,998           $    59,157
                                                             ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           Nine and Three months ended December 31, 2003 and 2002 and
   Period from February 28, 2000 (date of inception) through December 31, 2003

                                   (UNAUDITED)

                                                                                                      Period from
                                                                                                    February 28, 2000
                                   Nine months      Nine months     Three months     Three months  (date of inception)
                                      ended            ended            ended            ended           through
                                   December 31,     December 31,     December 31,     December 31,     December 31,
                                      2003             2002             2003             2002             2003
                                  -----------      -----------      -----------      -----------      -----------
REVENUES                          $    74,844      $        --      $    10,750      $        --      $   158,850
                                  -----------      -----------      -----------      -----------      -----------
PRODUCTION EXPENSES
  Salaries, wages and
   direct operating expenses          297,132           70,024          115,405           23,262        1,124,665
  Depreciation                          2,196           10,626              732            3,542           43,513
                                  -----------      -----------      -----------      -----------      -----------
     Total production expenses        299,328           80,650          116,137           26,804        1,168,178
                                  -----------      -----------      -----------      -----------      -----------

GROSS PROFIT                         (224,484)         (80,650)        (105,387)         (26,804)      (1,009,328)
                                  -----------      -----------      -----------      -----------      -----------
OPERATING EXPENSES
  Selling and marketing costs          84,337           41,237           13,843           17,380          748,252
  Officers compensation               122,250          156,428           94,100           39,320          740,460
  Other general and
   administrative costs               223,771          344,305           15,248          122,998        1,021,661
  Compensation expense related
   to common stock issuances
   at less than "fair value"               --           36,087               --           24,000          102,150
  Depreciation                          1,633            1,963              545              654           13,597
                                  -----------      -----------      -----------      -----------      -----------
     Total operating expenses         431,991          580,020          123,736          204,352        2,626,120
                                  -----------      -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                 (656,475)        (660,670)        (229,123)        (231,156)      (3,635,448)

OTHER INCOME (EXPENSE)                (23,226)          (8,077)         (10,957)          (2,357)         (79,284)
                                  -----------      -----------      -----------      -----------      -----------

NET LOSS                             (679,701)        (668,747)        (240,080)        (233,513)      (3,714,732)

OTHER COMPREHENSIVE LOSS                   --               --               --               --               --
                                  -----------      -----------      -----------      -----------      -----------

COMPREHENSIVE LOSS                   (679,701)        (668,747)        (240,080)        (233,513)      (3,714,732)

PREFERRED STOCK DIVIDENDS             (12,041)              --          (10,036)              --          (12,041)
                                  -----------      -----------      -----------      -----------      -----------
NET LOSS AVAILABLE
 TO COMMON SHAREHOLDERS           $  (691,742)     $  (668,747)     $  (250,116)     $  (233,513)     $(3,726,773)
                                  ===========      ===========      ===========      ===========      ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           Nine and Three months ended December 31, 2003 and 2002 and
   Period from February 28, 2000 (date of inception) through December 31, 2003

                                   (UNAUDITED)

                                                                                                      Period from
                                                                                                    February 28, 2000
                                      Nine months     Nine months     Three months   Three months  (date of inception)
                                         ended           ended            ended          ended           through
                                      December 31,    December 31,     December 31,   December 31,     December 31,
                                         2003            2002             2003           2002             2003
                                     -----------     -----------      -----------    -----------      -----------
NET LOSS AVAILABLE
 TO COMMON SHAREHOLDERS               $ (691,742)     $ (668,747)     $ (250,116)     $ (233,513)     $(3,726,773)
                                      ==========      ==========      ==========      ==========      ===========
Net loss per weighted-average
 share of common stock outstanding,
 computed on Net Loss - basic and
 fully diluted                        $    (0.01)     $    (0.02)     $    (0.00)     $    (0.01)     $     (0.12)
                                      ==========      ==========      ==========      ==========      ===========
Weighted-average number of shares
 of common stock outstanding -
 basic and fully diluted              60,162,995      33,470,610      67,600,291      39,650,205       31,446,158
                                      ==========      ==========      ==========      ==========      ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  Period from February 28, 2000 (date of inception of AdZone Interactive, Inc.)
                           through December 31, 2003

                                   (UNAUDITED)

                                                                                        Deficit
                                                                                      accumulated
                                                                       Additional       in the         Stock
                                                 Common Stock            paid-in      development    subscription
                                            Shares         Amount        capital         stage        receivable       Total
                                          ----------    -----------    -----------    -----------     ----------    -----------
INITIAL CAPITALIZATION
FEBRUARY 28, 2000                                170    $       150    $        --    $        --     $      --     $       150
Effect of September 10, 2000
 125,000 for 1 forward stock
 split and change to $0.001 par
 value from no par value                  21,249,830         21,100        (21,100)            --            --              --

February 29, 2000 private
 placement of common stock                        30      1,000,000             --             --      (600,000)        400,000
Effect of September 10, 2000
 125,000 for 1 forward stock
 split and change to $0.001 par
 value from no par value                   3,749,970       (996,250)       996,250             --            --              --
Less costs of raising capital                     --             --        (12,500)            --            --         (12,500)

Net loss for the period                           --             --             --        (35,822)           --         (35,822)
                                          ----------    -----------    -----------    -----------     ---------     -----------
BALANCES AT MARCH 31,2000                 25,000,000         25,000        962,650        (35,822)     (600,000)        351,828

Cash received on stock
 subscription receivable                          --             --             --             --       600,000         600,000

November 30, 2000 private
 placement of common stock                   666,665            667        289,333             --            --         290,000
Less costs and expenses of
 raising capital                                  --             --       (188,500)            --            --        (188,500)

Common stock issued for:
  Costs and expenses of raising capital      400,000            400        175,600             --            --         176,000
  Prepaid interest on loan                   250,000            250         31,000             --            --          31,250
  Employee wages and bonuses               1,095,000          1,095         64,605             --            --          65,700
  Officer bonus                              500,000            500         29,500             --            --          30,000
  Professional services                      107,000            107          6,313             --            --           6,420

Net loss for the year                             --             --             --     (1,460,043)           --      (1,460,043)
                                          ----------    -----------    -----------    -----------     ---------     -----------
BALANCES AT MARCH 31, 2001
PRE-ACQUISITION                           28,018,665    $    28,019    $ 1,370,501    $(1,495,865)    $      --     $   (97,345)
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

                                   (UNAUDITED)

                                                                                   Deficit
                                                                                 accumulated
                                                                  Additional       in the         Stock
                                            Common Stock            paid-in      development    subscription
                                       Shares         Amount        capital         stage        receivable       Total
                                     ----------    -----------    -----------    -----------     ----------    -----------
BALANCES AT MARCH 31, 2001
PRE ACQUISITION                       28,018,665     $ 28,019     $ 1,370,501    $(1,495,865)    $     --       $ (97,345)

Conversion of AdZone
 Interactive, Inc. common
 stock to AdZone Research, Inc.
 common stock                        (10,018,643)     (10,019)         10,019             --           --              --

Effect of reverse merger with
 AdZone Research, Inc.                 5,346,000        5,346          (5,346)            --           --              --
                                     -----------     --------     -----------    -----------     --------       ---------
BALANCES AT MARCH 31, 2001
POST ACQUISITION                      23,346,022       23,346       1,375,174     (1,495,865)          --         (97,345)

Issuance of common stock for
 Conversion of short-term debt           360,000          360          21,240             --           --          21,600
 Cash                                    744,442          744          39,656             --           --          40,400
 Lawsuit settlement                      500,000          500          19,500             --           --          20,000
 Consulting and Legal fees and
  services                             1,531,666        1,532         115,668             --           --         117,200

Net loss for the year                         --           --              --       (611,630)          --        (611,630)
                                     -----------     --------     -----------    -----------     --------       ---------
BALANCES AT MARCH 31, 2002            26,482,130       26,482       1,571,238     (2,107,495)          --        (509,775)

Issuance of common stock for
 Cash                                  2,413,334        2,413         103,587             --           --         106,000
 Exercise of granted options           9,350,000        9,350         211,950             --      (14,800)        206,500
 Directors fees                          160,000          160           8,140             --           --           8,300
 Employee compensation                 5,790,000        5,790          98,860             --           --         104,650
 Professional services                 5,900,998        5,901         257,467             --           --         263,368

Net loss for the year                         --           --              --       (927,536)          --        (927,536)
                                     -----------     --------     -----------    -----------     --------       ---------
BALANCES AT MARCH 31, 2003            50,096,462       50,096       2,251,242     (3,035,031)     (14,800)       (748,493)

Issuance of common stock for
 Cash                                    727,333          728          18,872             --           --          19,600
 Exercise of granted options           1,075,000        1,075          44,675             --      (15,750)         30,000
 Employee compensation                14,225,000       14,225         777,650             --           --         791,875
 Professional services                 1,488,472        1,488         133,907             --           --         135,395
Costs to acquire capital                 300,000          300        (115,139)            --           --        (114,839)
Dividends on preferred stock                  --           --              --        (12,041)          --         (12,041)

Net loss for the year                         --           --              --       (679,701)          --        (679,701)
                                     -----------     --------     -----------    -----------     --------       ---------
BALANCES AT DECEMBER 31, 2003         67,912,267     $ 67,912     $ 3,111,207    $(3,726,773)    $(30,550)      $(578,204)
                                     ===========     ========     ===========    ===========     ========       =========

TREASURY STOCK - AT COST                  25,000                                                                $  (2,215)
                                     ===========                                                                =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                Nine months ended December 31, 2003 and 2002 and
  Period from February 28, 2000 (date of inception) through December 31, 2003

                                   (UNAUDITED)

                                                                                                   Period from
                                                                                                February 28, 2000
                                                               Nine months       Nine months   (date of inception)
                                                                  ended             ended            through
                                                               December 31,      December 31,      December 31,
                                                                  2003              2002              2003
                                                               -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                     $  (679,701)      $  (668,747)      $(3,714,732)
   Adjustments to reconcile net loss to
    net cash provided by operating activities
      Depreciation and amortization                                  3,829            12,589            57,110
      Loss on disposition of equipment                                  --                --            15,816
      Compensation expense related to common
       stock issuances at less than "fair value"                        --            36,087           102,150
      Common stock issued for salaries, wages
       and bonuses, professional fees, directors
       fees, interest expense and lawsuit settlement               490,826           343,237         1,029,089
      (Increase) Decrease in
        Accounts receivable - trade                                 (3,063)               --            (3,063)
        Deposits and other assets                                  (47,700)            1,800           (48,090)
      Increase (Decrease) in
        Accounts payable and accrued liabilities                    36,147            37,639           247,445
        Accrued officers compensation                                   --           156,428           570,360
        Accrued interest payable                                     1,362               320             3,876
                                                               -----------       -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                             (198,300)          (80,647)       (1,740,039)
                                                               -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in restricted cash - dividend escrow account           (58,365)               --           (58,365)
   Increase in restricted cash - Series A retirement reserve      (122,250)               --          (122,250)
   Cash paid to purchase property and equipment                         --              (607)          (86,601)
   Cash received on disposition of equipment                            --                --             5,900
                                                               -----------       -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                             (180,615)             (607)         (261,316)
                                                               -----------       -----------       -----------

                                  - CONTINUED -

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                      STATEMENTS OF CASH FLOWS - CONTINUED
                Nine months ended December 31, 2003 and 2002 and
  Period from February 28, 2000 (date of inception) through December 31, 2003

                                   (UNAUDITED)

                                                                                          Period from
                                                                                       February 28, 2000
                                                      Nine months       Nine months   (date of inception)
                                                         ended             ended            through
                                                      December 31,      December 31,      December 31,
                                                         2003              2002              2003
                                                      -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net cash activity on officer advances                 (34,774)          (12,270)               --
   Cash paid to acquire treasury stock                    (2,215)               --            (2,215)
   Principal received from notes payable                 140,217                --           211,817
   Sale of common stock                                   71,100           107,893         1,620,250
   Sale of Series A Convertible Preferred Stock          354,546                --           354,546
   Cash paid for costs and expenses
    related to raising capital                          (113,339)               --          (138,339)
                                                     -----------       -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                415,535            95,623         2,046,059
                                                     -----------       -----------       -----------

INCREASE (DECREASE) IN CASH                               36,620            14,369            44,704

Cash at beginning of period                                8,084                --                --
                                                     -----------       -----------       -----------

CASH AT END OF PERIOD                                $    44,704       $    14,369       $    44,704
                                                     ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF
INTEREST AND INCOME TAXES PAID
   Interest paid for the period                      $     2,239       $     2,132       $     4,766
                                                     ===========       ===========       ===========
   Income taxes paid for the period                  $        --       $        --       $        --
                                                     ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Common stock issued for prepaid interest          $        --       $        --       $    31,250
                                                     ===========       ===========       ===========
   Common stock issued in
    repayment of short-term debt                     $        --       $        --       $    21,600
                                                     ===========       ===========       ===========
   Common stock issued for prepaid
    consulting fees                                  $        --       $    28,000       $    28,000
                                                     ===========       ===========       ===========
   Common stock issued in partial payment
    of accrued officers compensation                 $    85,823       $        --       $   385,103
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

On May 27, 2003, the Company received an initial $50,000 contract from a major United States defense contractor to provide support services related to that entity's provision of services for Homeland Security issues.
Subsequent thereto, the Company has received additional supplemental increases to this contract; however, as of December 31, 2003, the Company has only one source of revenue.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

7. INCOME TAXES

   The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2003 and 2002, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences.

   Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of December 31, 2003 and 2002, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

8. LOSS PER SHARE

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2003 and 2002, respectively, the Company's outstanding convertible preferred stock and outstanding stock options are deemed to be anti-dilutive due to the Company's net operating loss position.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

NOTE F - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2003 and 2002:

                                     December 31,   December 31,
                                        2003           2002       Estimated life
                                      --------       --------     --------------
Computer equipment                    $ 50,856       $ 50,856         3 years
Office furniture and other equipment    10,004         10,004         7 years
                                      --------       --------
                                        60,860         60,860
Less accumulated depreciation          (53,084)       (44,922)
                                      --------       --------

Net property and equipment            $  7,776       $ 15,938
                                      ========       ========

Depreciation expense for the nine months ended December 31, 2003 and 2002 and the period from February 28, 2000 (date of inception) through December 31, 2003 was $3,829, $12,589, and $57,110, respectively.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE G - NOTES PAYABLE
                                                 December 31,      December 31,
                                                    2003              2002
                                                 -----------       -----------
$50,000   installment  note  payable  to  an
 individual.  Interest  imputed at 15.0% and
 paid  in  advance   with  the  issuance  of
 250,000 shares of restricted,  unregistered
 common  stock  to the  lender.  Payable  in
 monthly  installments of $1,000  commencing
 September 1, 2001 and each successive month
 until paid in full.  Scheduled payments are
 in default  at  December  31,  2003 and the
 entire amount is classified as "current" in
 the  accompanying   financial   statements.
 Unsecured.                                       $ 50,000           $50,000

$15,958  promissory  note  payable  to a law
 firm.  Interest at 9.0%. Payable in full on
 June 30,  2001.  Scheduled  payments are in
 default  at March 31,  2002 and the  entire
 amount is  classified  as  "current" in the
 accompanying financial statements.  Secured
 by 150,000  shares of common stock owned by
 the Company's Chief Operating Officer.             15,958            15,958

Various loan agreements aggregating $140,217
 payable to an Indiana corporation. Interest
 at the Prime Rate (as  defined)  plus 1.0%;
 plus an  origination  fee  equal to 1.0% of
 the  advanced  principal.  Maturity  on the
 first   anniversary   of  each   respective
 principal    advance.    Interest   payable
 quarterly for the preceding three months on
 April 1,  2003,  July 1,  2003,  October 1,
 2003 and  January 1, 2004.  All accrued and
 unpaid interest due at principal  maturity.
 Secured by a pledge of common  stock valued
 at  the   equivalent   of  2.13  times  the
 respective  principal advance as registered
 in the names of  Charles  Cardona  and John
 Cardona,   the  Company's  CEO  and  former
 President, respectively.                          140,217                --
                                                  --------           -------
                                                  $206,175           $65,958
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

As of December 31, 2003 and 2002, total cumulative amounts unpaid under these agreements are as follows:

                                                  December 31,      December 31,
                                                     2003              2002
                                                   --------          --------
     Officer compensation                          $484,537          $515,360
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
                                                                     --------

                                                                     $328,750
                                                                     ========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - INCOME TAXES

The components of income tax (benefit) expense for the nine months ended December 31, 2003 and 2002 and for the period from February 28, 2000 (date of inception) through December 31, 2003, respectively, are as follows:

                                                               Period from
                                                             February 28, 2000
                           Nine months       Nine months    (date of inception)
                              ended             ended            through
                           December 31,      December 31,      December 31,
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
                            ========          ========          ========

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $2,750,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the nine months ended December 31, 2003 and 2002 and for the period from February 28, 2000 (date of inception) through December 31, 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                           Period from
                                                                                         February 28, 2000
                                                       Nine months      Nine months     (date of inception)
                                                          ended            ended             through
                                                       December 31,     December 31,       December 31,
                                                          2003             2002               2003
                                                        --------         --------           --------
Statutory rate applied to loss before income taxes    $ (231,100)       $ (227,375)       $(1,263,000)
Increase (decrease) in income taxes resulting from:
  State income taxes                                          --                --                 --
  Other, including reserve for deferred tax asset        231,100           227,375          1,263,000
                                                      ----------        ----------        -----------

    Income tax expense                                $       --        $       --        $        --
                                                      ==========        ==========        ===========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE J - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002:
                                               December 31,         December 31,
                                                   2003                 2002
                                               -----------          -----------
Deferred tax assets
 Net operating loss carryforwards              $ 1,263,000          $   944,000
 Less valuation allowance                       (1,263,000)            (944,000)
                                               -----------          -----------

   Net Deferred Tax Asset                      $        --          $        --
                                               ===========          ===========

During the nine months ended December 31, 2003 and 2002, the reserve for the deferred current tax asset increased by approximately $83,000 and $227,000, respectively.


NOTE K - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of December 31, 2003 and 2002, respectively:

                                        December 31, 2003     December 31, 2002
                                      --------------------  --------------------
                                      # shares   par value  # shares   par value

Series A Cumulative Convertible Stock   34.85      $  --         -       $  --
Series B Cumulative Convertible Stock   30.00         --         -          --
                                        -----      -----      ----       -----
     Totals                             64.85      $  --         -          --
                                        =====      =====      ====       =====

On April 12, 2001, the Company authorized and allocated 50 shares of Series A 9.0% Cumulative Convertible Preferred Stock. The Series A Preferred Stock (Series A Stock) was issued at $10,000.00 per share. The Series A Shares shall be entitled to receive cumulative cash dividends at a rate of 9.0% per annum of the issue price ($900.00 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends shall be payable monthly on the last day of each month, commencing on September 30, 2003. The Series A Shares are convertible into common stock at a conversion rate equal to $11,500 divided by the average closing bid price of the Company's common stock during the five (5) day trading period prior to the date the applicable holder of the Series A Stock tenders a conversion notice to the Company, in accordance with the terms and conditions specified in the Series A Stock issuance documents. The Series A Shares are redeemable at any time after the earlier of 180 days following the issue date of the shares or on the date on which the U. S. Securities and Exchange Commission shall declare effective a Registration Statement covering the conversion shares. Each Series A Share shall be entitled to 100,000 votes per share on all corporate matters


                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - PREFERRED STOCK TRANSACTIONS - CONTINUED

On November 13, 2003, the Company authorized and allocated 100 shares of Series B 9.0% Cumulative Convertible Preferred Stock. The Series B Preferred Stock (Series B Stock) was issued at $10,000.00 per share.
The Series B Shares shall be entitled to receive cumulative cash dividends at a rate of 9.0% per annum of the issue price ($900.00 per share) from the date of issuance of the shares until such shares are converted into common stock or redeemed by the Company. The dividends shall be declared monthly on the last day of each month, commencing on December 31, 2003, and be payable monthly by the 10th day of the succeeding month. The Series B Shares are convertible into common stock at a conversion rate equal to $11,000 divided by the average closing bid price of the Company's common stock during the preceding two (2) trading days prior to the date the applicable holder of the Series B Stock tenders a conversion notice to the Company, in accordance with the terms and conditions specified in the Series B Stock issuance documents, subject to a cap of 100,000 shares of common stock per share of Series B Preferred. The Series B Shares are redeemable at any time after the earlier of 180 days following the issue date of the shares or on the date on which the U. S. Securities and Exchange Commission shall declare effective a Registration Statement covering the conversion shares. Each Series B Share shall be entitled to 100,000 votes per share on all corporate matters

On August 26, 2003 and September 22, 2003, the Company sold an aggregate 34.85 Units (A Units) pursuant to Regulation D of the U. S. Securities and Exchange Commission at a price of $10,000 per Unit, for gross proceeds of approximately $348,500. Each A Unit consists of one (1) share of Series A 9.0% Cumulative Convertible Preferred Stock and Warrants (Series A Warrants) to purchase common stock of the Company. The number of Series A Warrants to be issued is calculated by dividing the purchase price of the A Unit ($10,000) by the average closing bid price of the Company's common stock during the 5 trading day period prior to such purchaser's delivery of cleared funds to the Company's escrow agent for the Series A offering. The exercise price of the Warrants for each purchaser of the Units shall be calculated by multiplying the average closing bid price (as defined above) by 115.0%. Each warrant shall expire on August 12, 2008.

Commencing on November 26, 2003 and December 15, 2003, the Company sold an aggregate 30.00 Units (B Units) pursuant to Regulation D of the U. S. Securities and Exchange Commission at a price of $10,000 per Unit, for gross proceeds of approximately $300,000. Each B Unit consists of one (1) share of Series B 9.0% Cumulative Convertible Preferred Stock and Warrants (Series B Warrants) to purchase common stock of the Company. The number of Series B Warrants to be issued is calculated by dividing the purchase price of the B Unit ($10,000) by the average closing bid price of the Company's common stock during the two (2) trading days prior to such purchaser's delivery of cleared funds to the Company's escrow agent for the Series B offering. The exercise price of the Warrants for each purchaser of the Units shall be calculated by deducting $0.05 from the average closing bid price (as defined above). Each warrant shall expire on the 5th Anniversary of the issue date of each respective warrant.

NOTE L - COMMON STOCK TRANSACTIONS

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE L - COMMON STOCK TRANSACTIONS - CONTINUED

During the nine month period through December 31, 2003 and each of Fiscal 2003 and 2002, respectively, the Company issued approximately 17,815,805, 25,364,332 and 3,136,108 shares of common stock, in both registered and restricted, unregistered form.

On January 28, 2002, February 21, 2002 and March 26, 2003 (as amended), the Company filed separate Registration Statements on Form S-8 registering 538,665, 303,000 and 17,100,000 shares of common stock respectively.

The following table recaps the status of each of the Company's Registration Statements on Form S-8:

                                    Cumulative      Cumulative      Eligible to
                                     number of       number of      be issued at
                                      shares          shares        December 31,
                                    registered        issued            2003
                                    ----------      ----------       ---------
Filing dated 12/13/01                  420,000         420,000              --
Filing dated 1/28/02                   538,665         459,998          78,667
Filing dated 2/21/02                   303,000         171,000         132,000
Filing dated 3/26/03 (as amended)   17,100,000      12,964,000       4,136,000

Subsequent to December 31, 2003, the Company issued an aggregate 300,000 shares of common stock pursuant to the March 26, 2003 Registration Statement in January 2004.

The following table presents the various categories for stock issuances during Fiscal 2002 and 2003:

                                     Registered     Restricted         Total
                                     -----------    -----------     -----------
Balances at March 31, 2001             5,346,000     18,000,022      23,346,022
  Cash                                        --        744,442         744,442
  Conversion of short-term loans              --        360,000         360,000
  Consulting and Legal services          681,666         25,000         706,666
  Lawsuit settlement                          --        500,000         500,000
  Legal services                              --        170,000         170,000
  Operating expenses                          --        405,000         405,000
  Personnel compensation                      --        250,000         250,000
                                     -----------    -----------     -----------

Balances at March 31, 2002             6,027,666     20,454,464      26,482,130
  Cash                                        --      2,413,334       2,413,334
  Consulting and Legal services       12,258,332      2,982,666      15,240,998
  Directors fees                              --        160,000         160,000
  Operating expenses                          --         10,000          10,000
  Personnel compensation                      --      5,790,000       5,790,000
  Reclassifications per Rule 144(k)   20,454,464    (20,454,464)             --
                                     -----------    -----------     -----------

Balances at March 31, 2003            38,740,462     11,356,000      50,096,462
                                     ===========    ===========     ===========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE L - COMMON STOCK TRANSACTIONS - CONTINUED

                                     Registered      Restricted         Total
                                     ----------      ----------      ----------
Balances at March 31, 2003           38,740,462      11,356,000      50,096,462
  Cash                                       --         727,333         727,333
  Consulting and Legal services       1,075,000       1,488,472       2,563,472
  Capital formation                          --         300,000         300,000
  Personnel compensation                     --      14,225,000      14,225,000
                                     ----------      ----------      ----------

Balances at December 31, 2003        39,815,462      28,096,805      67,912,267
                                     ==========      ==========      ==========

In each instance where the agreed-upon value of the Company's common stock, when issued, and/or the value of the services rendered or the cash received was less than the "fair value" of the Company's common stock, as determined by either the quoted closing price of the Company's common stock (in the case of registered securities) or the discounted quoted closing price of the Company's securities
(in the case of restricted, unregistered securities) as quoted on the OTC Bulletin Board, the Company recognized a non-cash charge to operations for the difference.

The following tables recap the Company's stock issuances, by purpose or function, for each of the Fiscal Years ended March 31, 2002 and 2003 and the period from April 1, 2003 through December 31, 2003, respectively:

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
                                                   ========      ========      ========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE L - COMMON STOCK TRANSACTIONS - CONTINUED

                  FISCAL YEAR ENDED MARCH 31, 2002 - CONTINUED

  Issuances pursuant to an exemption from registration pursuant to Section 4(2)

 Date of                                             Number     Proceeds or      Excess
  Issue          Issuee                            of Shares    Valuation      Fair Value
  -----          ------                            ---------    ---------      ----------
Lawsuit settlement (2)
9/9/2001    Competitive Media Reporting, LLC.       500,000      $ 20,000      $     --
                                                   ========      ========      ========
Legal services (3)
12/28/2001  Warren Hamburger                        120,000      $  7,200      $     --
3/7/2002    Warren Hamburger                         50,000         2,500            --
                                                   --------      --------      --------
                                                    170,000      $  9,700      $     --
                                                   ========      ========      ========
Operating expenses
1/29/2002   Jeffrey Halbirt (4)                     200,000      $ 14,000      $     --
1/29/2002   Terry Nield (4)                         200,000        14,000            --
3/14/2002   Sheldon Katz (5)                          5,000           250            --
                                                   --------      --------      --------
                                                    405,000      $ 28,250      $     --
                                                   ========      ========      ========
Personnel compensation
3/24/2002   Daniel Wasserman (6)                    250,000      $ 15,000      $     --
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
                                         ========       ========        ======

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE L - COMMON STOCK TRANSACTIONS - CONTINUED

                  FISCAL YEAR ENDED MARCH 31, 2002 - CONTINUED

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
                                              ==========      ==========      ======

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE L - COMMON STOCK TRANSACTIONS - CONTINUED

                  FISCAL YEAR ENDED MARCH 31, 2003 - CONTINUED
  Issuances pursuant to an exemption from registration pursuant to Section 4(2)

 Date of                                         Number       Proceeds or      Excess
  Issue          Issuee                        of Shares      Valuation      Fair Value
  -----          ------                        ---------      ---------      ----------
Directors fees
5/1/02      John Conley                           10,000      $      500      $   --
11/18/02    Jonathan White                        40,000           4,500          --
2/28/03     Russell Ivy                           10,000             300          --
2/28/03     John Conley                           50,000           1,500          --
2/28/03     Jonathan White                        50,000           1,500          --
                                              ----------      ----------      ------
                                                 160,000      $    8,300      $   --
                                              ==========      ==========      ======
Personnel compensation
2/28/02     Charles Cardona                    2,000,000      $   30,000       $   --
5/29/02     Valerie Cardona (19)                 150,000           4,500           --
7/9/02      Daniel Wasserman                     300,000          12,000           --
8/5/02      Elizabeth Neese                        5,000             500           --
9/20/02     Reidar Sjoen (18)                    275,000           5,500           --
10/1/02     Ursula Olivares                      250,000           5,000           --
10/7/02     Valerie Cardona (19)                 275,000           5,500           --
1/27/03     Reidar Sjoen (18)                    250,000           5,000           --
1/28/03     Thomas Madigan                        60,000             900           --
2/28/03     Thomas Madigan                        25,000             750           --
2/28/03     John Cardona                       2,000,000          30,000           --
2/28/03     Ursula Olivares                      100,000           3,000           --
2/28/03     Reidar Sjoen (18)                    100,000           2,000           --
                                              ----------      ----------       ------
                                               5,790,000      $  104,650       $   --
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

                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE L - COMMON STOCK TRANSACTIONS - CONTINUED

                  FISCAL YEAR ENDED MARCH 31, 2003 - CONTINUED
      Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission

 Date of                                         Number       Proceeds or      Excess
  Issue          Issuee                        of Shares      Valuation      Fair Value
  -----          ------                        ---------      ---------      ----------
                          Common stock directly issued
Consulting and Legal services
4/3/02      Leonard Braumberger (8)              53,333        $ 8,000        $    --
4/10/02     Dave Grandy (9)                      30,000          4,500             --
5/7/02      Leonard Braumberger (8)              53,333          8,000             --
5/7/02      Dave Grandy (9)                      30,000          4,500             --
6/6/02      Leonard Braumberger (8)              53,333          8,000             --
6/6/02      Dave Grandy (9)                      18,000          4,500             --
7/1/02      Leonard Braumberger (8)              53,333          8,000             --
7/1/02      Dave Grandy (9)                      18,000          4,500             --
8/19/02     Tyler Byrd (12)                     400,000         24,000             --
8/19/02     Thomas Gavin (16)                   175,000         10,500             --
9/7/02      Thomas Gavin (16)                   140,000          7,000             --
9/20/02     Charles Blanchfield (17)            233,333          9,333             --
9/20/02     Robert King (17)                    233,333          9,333             --
9/20/02     Thomas Kober (17)                   233,334          9,334             --
10/4/02     Robert Fitzpatrick (14)             100,000          3,000             --
10/7/02     Jason Genet (15)                    400,000          8,000          8,000
10/9/02     Leonard Braumberger (8)              60,000          8,000             --
1/1/03      Thomas Gavin (17)                   306,000         15,300             --
1/10/03     John Calcagni (14)                  168,000          4,200             --
3/27/03     Hank Zemla (12)                     150,000          2,250             --
                                             ----------      ---------      ---------
                                              2,908,332      $ 160,250      $   8,000
                                             ==========      =========      =========

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


NOTE L - COMMON STOCK TRANSACTIONS - CONTINUED

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

                        FISCAL YEAR ENDING MARCH 31, 2004
Issuances pursuant to an exemption from registration pursuant to Section 4(2)

 Date of                                         Number       Proceeds or      Excess
  Issue          Issuee                        of Shares      Valuation      Fair Value
  -----          ------                        ---------      ---------      ----------
Cash
4/23/03     Ruth Makofske                        500,000      $  8,000          $  --
5/5/03      Thomas Madigan                         5,000           100             --
5/13/03     Warren Hamburger (10)                150,000         3,000             --
7/28/03     Warren Hamburger (10)                  6,000           500             --
7/28/03     Ruth Makofske                         33,333         2,000             --
11/20/03    Warren Hamburger (10)                 33,000         6,000             --
                                              ----------      --------          -----
                                                 727,333      $ 19,600          $  --
                                              ==========      ========          =====
Consulting and Legal Services
4/28/03     Paidoussis Olga                      200,000         3,200          $  --
4/30/03     Paul Weaver                           50,000         1,000             --
5/5/03      Jason Miller                           7,000           280             --
5/5/03      Scott Rubin                            7,000           280             --
5/5/03      Thomas Gavin                          50,000         2,000             --
5/22/03     Victor Yurkins                        25,000         1,250             --
5/23/03     Jo Ann Palminteri                      3,000            90             --
5/23/03     Elizabeth Neese                       10,000           700             --
6/5/03      Equities Magazine, LLC                50,000         4,500             --
6/5/03      Hank Zemla                           100,000         6,300             --
7/22/03     Nu-Quest Consulting, Inc.            200,000         8,000             --
7/22/03     John Calcagni                        200,000         8,000             --
7/28/03     Charles Blanchfield                  150,000        10,500             --
7/28/03     Thomas Kober                         150,000        10,500             --
9/5/03      Thomas Gavin                          60,000         6,300             --
9/17/03     Barrow Street Research, Inc.           5,000        27,700             --
10/3/03     Art Metz                              14,286         1,150             --
10/31/03    Art Metz                               4,524           815             --
11/19/03    Paul Weaver                          100,000        22,000             --
12/5/03     Art Metz                               2,662           615             --
12/5/03     Ronald Mayhew                        100,000        18,000             --
                                              ----------      --------          -----
                                               1,488,472      $135,395          $  --
                                              ==========      ========          =====
Acquisition of capital
11/18/03    Spartan Securities Group, Inc.       300,000      $ 30,000          $  --
                                              ==========      ========          =====

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE L - COMMON STOCK TRANSACTIONS - CONTINUED

                  FISCAL YEAR ENDING MARCH 31, 2004 - CONTINUED
        Issuances pursuant to an exemption from registration pursuant to
                            Section 4(2) - continued

 Date of                                        Number       Proceeds or      Excess
  Issue          Issuee                       of Shares      Valuation      Fair Value
  -----          ------                       ---------      ---------      ----------
Employee Compensation
4/28/03     Daniel Wasserman                    500,000       $  8,000       $   --
7/22/03     Charles Cardona                   3,908,151        156,326           --
7/22/03     John Cardona                      4,091,849        163,674           --
9/3/03      Michael Moore                         5,000            400           --
9/3/03      Valerie Cardona (19)                 25,000          2,000           --
9/3/03      Chris Vita                           25,000          2,000           --
9/3/03      Brian Mayhew                         50,000          4,000           --
9/3/03      Ursula Oliveras                     200,000         16,000           --
9/3/03      Thomas Madigan                      300,000         24,000           --
9/3/03      Reidar Sjoen                        750,000         60,000           --
9/3/03      Daniel Wasserman                    750,000         60,000           --
9/3/03      Charles Cardona                   1,500,000        120,000           --
9/3/03      John Cardona                      1,500,000        120,000           --
9/5/03      Paul Weaver                          50,000          5,250           --
9/10/03     Valerie Cardona (19)                 25,000          1,500           --
9/10/03     Brian Mayhew                        110,000          6,600           --
9/22/03     Nicole Brownell                      25,000          2,875           --
9/22/03     Charles Cardona                      50,000          5,750           --
9/22/03     John Cardona                        100,000         11,500           --
11/5/03     Chris Vita                           10,000          2,000           --
                                             ----------       --------       ------
                                             13,975,000       $771,875       $   --
                                             ==========       ========       ======
Directors Fees
9/3/03      Russell Ivy                          50,000       $  4,000       $   --
9/3/03      Warren Hamburger                    200,000         16,000           --
                                             ----------       --------       ------
                                                250,000       $ 20,000       $   --
                                             ==========       ========       ======

      Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission

 Date of                                        Number       Proceeds or      Excess
  Issue          Issuee                       of Shares      Valuation      Fair Value
  -----          ------                       ---------      ---------      ----------
                          Common stock directly issued
Consulting and Legal services
5/5/03      Hank Zemla                         100,000         $ 9,000       $   --
5/7/03      Duane Lewin                         20,000             600           --
5/7/03      Elizabeth Wooley-Lewin              15,000             400           --
5/7/03      Sunny Lewin                         15,000             400           --
                                              --------         -------       ------
                                               150,000         $10,000       $   --
                                              ========         =======       ======

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE L - COMMON STOCK TRANSACTIONS - CONTINUED

                  FISCAL YEAR ENDING MARCH 31, 2004 - CONTINUED

       Common stock issued pursuant to the granting of options to purchase

 Date of                                  Number       Proceeds or      Excess
  Issue          Issuee                 of Shares      Valuation      Fair Value
  -----          ------                 ---------      ---------      ----------
Consulting and Legal services
5/6/03      Kyle Kennedy (20)            300,000          6,000            --
5/20/03     Kyle Kennedy (20)            625,000         31,250            --
                                        --------        -------         -----
                                         925,000        $37,250         $  --
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

At various times during Fiscal 2003, the Company granted short-term options (generally with a term of 30 days) to Kyle Kennedy to assist the Company with business strategy, business development and mergers and acquisitions. Mr. Kennedy's compensation was in the form of options to purchase registered freely trading securities at various discounts to the then current Market price. The agreement was on a month to month basis cancellable at 30 days notice by either party.
                                                                Weighted average
                                                                price per share
                                                                ---------------
Options outstanding at April 1, 2001             2,000,000          $  0.10
  Issued                                                --
  Exercised                                             --
  Expired/Terminated                                    --
                                                ----------

Options outstanding at March 31, 2002            2,000,000          $  0.10
  Issued                                        13,350,000             0.03
  Exercised                                     (9,350,000)            0.01
  Expired/Terminated                            (4,000,000)            0.08
                                                ----------

Options outstanding at March 31, 2003            2,000,000          $  0.10
  Issued                                           925,000             0.04
  Exercised                                       (925,000)            0.04
  Expired/Terminated                                    --
                                                ----------

Options outstanding at December 31, 2003         2,000,000          $  0.10
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

No warrants have been exercised during the period ended December 31, 2003 or subsequent thereto.

                                Warrants         Warrants
                               originally     outstanding at
                                issued        Dec. 31, 2003     Exercise price
                                ------        -------------     --------------
Gavin warrants - Series A       180,000          180,000       $0.25 per share
Gavin warrants - Series B       380,000          380,000       $0.10 per share
                                -------          -------

Totals at December 31, 2003     560,000          560,000
                                =======          =======

As previously discussed, the Company sold 30.85 Class A Units and 30.00 Class B Units. Each unit consisted of one (1) share of either Class A or Class B 9.0% Cumulative Convertible Preferred Stock and Warrants to purchase common stock of the Company.

The number of Series A Warrants to be issued is calculated by dividing the purchase price of the A Unit ($10,000) by the average closing bid price of the Company's common stock during the 5 trading day period prior to such purchaser's delivery of cleared funds to the Company's escrow agent for the Series A offering. The exercise price of the Warrants for each purchaser of the Units shall be calculated by multiplying the average closing bid price (as defined above) by 115.0%. Each warrant shall expire on August 12, 2008.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE N - STOCK WARRANTS - CONTINUED

The number of Series B Warrants to be issued is calculated by dividing the purchase price of the B Unit ($10,000) by the average closing bid price of the Company's common stock during the two (2) trading days prior to such purchaser's delivery of cleared funds to the Company's escrow agent for the Series B offering. The exercise price of the Warrants for each purchaser of the Units shall be calculated by deducting $0.05 from the average closing bid price (as defined above). Each warrant shall expire on the 5th Anniversary of the issue date of each respective warrant.

As of December 31, 2003, the Company's escrow agent on the Series A and Series B Units has not provided the Company with the appropriate dates which cleared funds were received by the escrow agent for the calculation of the number of shares to be purchased pursuant to each respective warrant. It is anticipated that this calculation will be made by the due date of the Company's Annual Report on Form 10-KSB for the year ended March 31, 2004.

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

In April 2002, the Company entered into a one-year consulting agreement with NuQuest Consulting, Inc. pursuant to which NuQuest agreed to consult with and assist the Company with respect to the Company's business plan, its financial statements and other materials prepared for the purpose of obtaining equity financing, engaging in a public offering, and/or relating to the trading of the Company's common stock in the public markets. NuQuest also agreed to use reasonable efforts to seek and identify potential investors for the Company, to assist the Company in the consummation of any proposed financing, and to provide the Company with written reports of the status of its efforts on behalf of the Company. As compensation for its services, the Company agreed to issue to NuQuest warrants to purchase 900,000 shares of common stock, on a fully diluted basis. The warrants are exercisable at $0.15 per share, and the Company has agreed to file an S-8 Registration Statement with the Securities and Exchange Commission to register the shares underlying the warrants. In addition, the Company agreed to pay NuQuest cash compensation of $33,000 payable in monthly installments over the term of the contract. As of March 31, 2003, and subsequent thereto, the Company has not completed the preparation and filing of the required Form S-8 Registration Statement and has not made any cash payments. On July 22, 2003, the Company has issued 200,000 restricted, unregistered shares of common stock to NuQuest as partial compensation.

On December 2, 2002, the Company entered into a one year business development agreement with Paul Weaver to provide assistance in the acquisition of various contracts utilizing the Company's data mining research capabilities. This agreement requires compensation as follows: 25,000 shares of the Company's common stock upon execution of the agreement; a 3.0% commission on the first cumulative $3 million in total contract value; an additional 2.0% commission for total contract value in excess of $3 million, an additional 25,000 shares of the Company's common stock on the first contract in excess of $500,000 in total contract value. Through December 31, 2003, the Company has issued 150,000 restricted, unregistered shares of common stock as compensation on this contract.

                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE O - COMMITMENTS AND CONTINGENCIES - CONTINUED

CONSULTING AGREEMENTS - CONTINUED

On August 13, 2002, the Company entered into an agreement with Thomas Gavin (Gavin) to provide informational and educational news releases and distribute said releases to the news media. Gavin is required to spend approximately 40 hours per month 1) developing news release concepts and a news release timeline;
2) drafting and editing news releases for Company review and approval; 3) issuing these news releases with a quality wire news service to ensure highest possible media distribution; 4) identifying major trade and general daily/weekly media to expand coverage; 5) reconnecting with reporters providing earlier coverage to update them and to begin the building of a major media outreach effort for the longer term; and 6) preparing a general snapshot report on the Company and it's operating history. As compensation, the Company issued Gavin 175,000 shares of the Company's common stock, as registered on Form S-8, as of August 1, 2002 and 70,000 shares of the Company's common stock, as registered on Form S-8, on the first day of each succeeding month. Additionally, the Company will issue Gavin 30,000 warrants per month to purchase an equivalent number of shares of the Company's common stock at an exercise price of $0.25 per share. Each warrant will be for a three year term from the date of issuance. Through the quarter ended December 31, 2003, the Company has issued an aggregate 110,000 shares of restricted, unregistered common stock as compensation during Fiscal 2004 under this contract.

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

On November 11, 2002, the Company entered into a Consulting Agreement with PAW & Associates and/or Paul Weaver to provide various product sales services. This Agreement is for a 12 month term starting November 7, 2002. The Company is obligated to issue 25,000 shares of restricted, unregistered common stock upon execution of the Agreement and to pay a 3.0% commission on the first $3 million of acquired contract value and 5.0% on all acquired contract values in excess of $3 million. Through December 31, 2003, the Company has issued 50,000 shares of restricted, unregistered common stock as compensation under this contract.

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

In consideration for Spartan's services, the Company has agreed to pay Spartan an initial non-refundable retainer of 300,000 shares of our Common Stock and a monthly consulting fee of $2,500 that will commence upon completion of a financing of not less than $350,000, increasing to $3,000 per month upon completion of a financing of not less than $500,000. The 300,000 shares of restricted, unregistered common stock were issued to Spartan on November 18, 2003.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE O - COMMITMENTS AND CONTINGENCIES - CONTINUED

CONSULTING AGREEMENTS - CONTINUED

Spartan was successful in the placement of 30.85 and 30.00 Series A and Series B
Units,  respectively,   and  was  paid  commissions  of  approximately  $77,820,
including a commission on a Unit bought by Spartan.

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

As of December 31, 2003, Mr. Kennedy owes the Company approximately $30,550 for shares issued under exercised options.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE O - COMMITMENTS AND CONTINGENCIES - CONTINUED

BROKER-DEALER MARKETING AGREEMENT

On October 10, 2002, the Company signed a "Broker-Dealer Marketing Program" agreement with First American Financial Group of New York, NY (First American). First American will contact broker-dealers as potential market makers in the Company's equity securities; contact broker-dealers via e-mail and telephone to review current Company information and meet with broker-dealers, and their registered representatives, to discuss and promote awareness of the Company's equity securities. As compensation to First Financial, the Company issued 500,000 shares of restricted, unregistered common stock upon the execution of this agreement. Further, the Company is obligated to pay First Financial a non-accountable expense allowance of $10,000 cash payable upon receipt of any financing from any source in a minimum amount of $500,000. Further, First American is entitled to Bonus Compensation equal to 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.10 per share; an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.20 per share; an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.40 per share; and an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.60 per share. This agreement terminated on September 30, 2003.

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

On May 27, 2003, the Company received an initial $50,000 contract from a major United States defense contractor to provide support services related to that entity's provision of services for Homeland Security issues. As of December 31, 2003, the Company has billed approximately $74,884 against this contract, and it's amendments, and received cash collections totaling approximately $71,821.

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

(3) RESULTS OF OPERATIONS, PLAN OF OPERATION, LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of Fiscal 2004 (year ending March 31, 2004), the Company obtained an initial $50,000 contract from a major United States defense contractor. Through December 31, 2003, the Company completed and billed approximately $74,844. The Company realized cash collections on these billings of approximately $71,821.

As the Company has not fully commenced operations, management is of the opinion that our current financial results, as reported in the accompanying financial statements, are not meaningful as an indication of future operations.

The Company incurred system production and maintenance expenses of approximately $299,328, including depreciation of approximately $2,200, for the nine months ended December 31, 2003, as compared to approximately $81,000, including depreciation of approximately $11,000, for the same nine month period of the prior fiscal year.

The Company incurred operating expenses of approximately $310,000, exclusive of officer's compensation for the nine months ended December 31, 2003 as compared to approximately $424,000 for the same period of the prior fiscal year.

For the nine months ended December 31, 2003, the Company incurred a net loss of approximately $(680,000) as compared to a net loss of approximately $(669,000) for the nine months ended December 31, 2003. Based on the weighted-average number of shares of common stock issued and outstanding at December 31, 2003 and 2002, respectively, the Company incurred a net loss per share of approximately $(0.01) and $(0.02).

LIQUIDITY

The Company had approximately $45,500 in available cash at December 31, 2003 as compared to $8,100 at March 31, 2003 and approximately $14,000 at December 31, 2003. The Company attempts to maintain a cash balance sufficient to sustain corporate operations until such time as management can raise the funding necessary to advance its business plan.

Liquidity since inception has been principally through the sale of unregistered equity securities and the exercise of options granted under a plan registered on Form S-8 with the U. S. Securities and Exchange Commission.

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

PLAN OF OPERATION

The Company's operations focus on mining of data and other information through the monitoring and review of internet websites developed and maintained by independent third parties worldwide. These extracted data elements are then used to provide various market research statistics and other focused information as guided by the Company's clientele. The Company has initially identified two key consumers of the Company's product: advertising research and Federal/State governments

The Company continues to face considerable risk in each of its business plan steps, such as being selected as either a prime or subcontractor on governmental projects related to defense and/or homeland security issues; difficulty of hiring competent personnel within its budget; longer than anticipated web site decoding; difficulty in completing key business acquisitions; and a shortfall of funding due to the Company's inability to raise capital in the equity securities market.

The Company may become dependent upon either funds advanced or loaned by the Company's directors and officers or the sale of additional equity securities. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds for the Company and do not have any legal requirement to do so.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Reports on Form 8-K

April 1, 2003         Announcement  of execution of Memorandum of Agreement with
                      Boeing Autometric, Inc.
April 4, 2003         Announcement of Board action to reserve  6,000,000  shares of common stock  pursuant to a  Registration  Statement on
                      Form S-8/A filed in March 2003.
April 29, 2003        Announcement of intent to repurchase up to $150,000 of the
                      Company's  outstanding  common  stock  through open market transactions.
May 28, 2003          Announcement  of the  execution  of a contract  previously discussed in the April 1, 2003 Form 8-K filing.
September 3, 2003     Announcement of the execution of a 2nd revenue  generating contract.
December 19, 2003     Shareholder update letter from the Company's President

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ADZONE RESEARCH, INC.


Date: February 10, 2004                        /s/ Charles A. Cardona III
      -----------------                        ---------------------------------
                                                          Charles A. Cardona III
                                               Chairman, Chief Executive Officer
                                                     and Chief Financial Officer