Form 10KSB
period 2004-03-31
ADZONE RESEARCH INC
filed 2004-07-09
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark one)
[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2004

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

Check whether the issuer has (1) filed all reports required to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period AdZone was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended March 31, 2004 was $74,844.

The aggregate market value of voting common equity held by non-affiliates as of March 31, 2004 was approximately $12,695,285.12, using the closing price of AdZone's common stock of $0.32 per share on March 31 2004.

As of March 31, 2004, there were 70,832,255 shares of common stock issued and outstanding. As of June 30, 2004, there were 76,604,148 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                              ADZONE RESEARCH, INC.

                                   FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                                      INDEX

                                     PART I

                                                                           Page

Item 1.   Description of Business                                            1
Item 2.   Description of Property                                            5
Item 3.   Legal Proceedings                                                  5
Item 4.   Submission of Matters to a Vote of Security Holders                5

                                     PART II

Item 5.   Market for the Registrant's Common Equity and                      6
          Related Stockholder Matters
Item 6.   Management's Discussion and Analysis or Plan of Operation          9
Item 7.   Financial Statements                                              12
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               12
Item 8A.  Controls and Procedures                                           12

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(A) of the Exchange Act.            13
Item 10.  Executive Compensation                                            15
Item 11.  Security Ownership of Certain Beneficial Owners and Management    20
Item 12.  Certain Relationships and Related Transactions                    21
Item 13.  Exhibits and Reports on Form 8-K                                  22

                                     PART IV

Item 14.  Principal Accountant Fees and Services                            23

                                   SIGNATURES

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual report on Form 10-KSB, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of AdZone, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the ability of AdZone to sustain, manage or forecast its growth; the ability of AdZone to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. AdZone disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

We were incorporated in Delaware on May 31, 1994 under the name Executive Help Services, Inc. for the purpose of developing an Internet web site that would offer planning of professional office space and design of modular office furniture with direct ordering capabilities. From our inception until June 1999, we had no significant operations. In June 1999, we decided to capitalize on the advances on Internet technology that had occurred since our inception in order to reach a broader customer base. We began to offer our products and services through an e-commerce website, "www.modularoffice.com", which offered office furnishings to businesses ranging in size from small businesses operating in home offices to large corporate customers.

In January 2000, we registered our common stock with the Securities and Exchange Commission on a Form 10-SB pursuant to the Securities Exchange Act of 1934 and became a public reporting company. We also filed a request with the NASD for clearance of quotations on the OTC Bulletin Board under Rule 15c2-11 of the Securities Exchange Act of 1934. A clearance letter was issued to us and we were issued the trading symbol "EHSV."

Upon a change in management that occurred in January 2001, we abandoned our previously adopted business plan. From January 2001 until August 2001, we did not engage in any significant activity other than negotiating a merger with AdZone Interactive, Inc., also known as AII, a privately held corporation. AII was founded in March 2000 to engage in Internet advertising research by extracting various data elements through the monitoring of Internet websites maintained by independent third parties.

On August 10, 2001, we closed an Agreement and Plan of Share Exchange with AII whereby we exchanged 18,000,000 shares of our restricted common stock for 100% of the issued and outstanding common stock of AII. Immediately thereafter we effected a merger of the two entities with AII as the surviving entity. At the time of the merger we changed our corporate name to AdZone Research, Inc. and changed our trading symbol to "ADZR."

Since our merger with AII, we have continued the business of AII as an Internet advertising research firm engaged in the extraction of data through the monitoring of internet websites. The extracted data are then used to provide various market research statistics and other focused information as requested by AdZone's clients. AdZone is in it's a development stage, and has focused principally on the development of its proprietary software, and has just begun to initiate efforts towards developing a significant revenue base.

Among the applications of the extracted data are the compilation of advertising activity and information regarding advertising expenditures on Internet websites. AdZone also has developed a subscription based online application for accessing data from websites that are hosted within the United States, the United Kingdom, Europe, and Asia and for providing such data to its clients in a variety of customizable report formats.

The events of September 11, 2001 and threats of terrorist activity that have occurred subsequently thereto have generated interest in AdZone as a potential provider of Internet data. Shortly after September 11, 2001, AdZone was contacted by the United States Office of Homeland Security, which expressed an interest in using AdZone's NetGet(TM) Internet monitoring technology to monitor the internet for terrorist planning and other communication. AdZone believes its technology is well suited for this purpose and has been working with local members of Congress in both the House and Senate to secure funding for its proposal. The proposal has earned support from various Congressmen and senators. Based on our initial discussions with officials of the federal government and the State of New York, we believe that AdZone is well placed to obtain federal and New York State contracts for Internet monitoring of possible terrorist communication, planning and various forms of cybercrime.

AdZone continues to market it's surveillance systems and data directly to various government agencies. AdZone has temporarily suspended its efforts in marketing it's products at the state level and is instead currently focusing on more federal agency contracts and contracts through Autometric, Raytheon and Sarnoff.

AdZone was also negotiating with officials of the Global Public Health Intelligence Network, a world-wide public health organization based in Canada, and the World Health Organization based Geneva, for possible contracts or grants to provide internet monitoring for possible bioterrorist activities. These negotiations were terminated during the year ended March 31, 2003

In June 2002, AdZone concluded a Systems Integrator Agreement with the Raytheon Company under which Raytheon agreed to use its efforts to obtain systems integrator agreements with smaller technology firms to provide software tools developed by AdZone that would enhance the data analysis capabilities of Raytheon's software or that would more effectively gather data for analysis by Raytheon and any of its systems integrator partners. Raytheon's intent is to demonstrate AdZone's technologies in conjunction with its own technologies to its prospective governmental customers, which include all agencies and departments of the United States government and its approved international allies.

On October 10, 2002, Adzone signed a "Broker-Dealer Marketing Program" agreement with First American Financial Group of New York, NY (First American). First American will contact broker-dealers as potential market makers in AdZone's equity securities; contact broker-dealers via e-mail and telephone to review current AdZone information and meet with broker-dealers, and their registered representatives, to discuss and promote awareness of AdZone's equity securities. This agreement originally terminated on September 30, 2003 and was extended to September 30, 2004 by a written amendment dated January 7, 2004. First American has asserted that AdZone breached various components of this contractual agreement and filed for arbitration of the contested matters. AdZone and First American reached a settlement agreement on June 24, 2004 whereby the "Broker-Dealer Marketing Program" agreement was settled in full with the issuance of 200,000 shares of restricted unregistered common stock on June 25, 2004. AdZone has no further obligations in relation to this agreement.

In December 2002, AdZone signed an investment banking agreement with Spartan Securities of Florida, whereby Spartan intends to provide assistance in banking and capital raising for AdZone. AdZone is in the process of completing a private placement with the assistance of Spartan Securities.

In March of 2003, AdZone signed an agreement with Sarnoff Corp. to jointly market anti-terrorist services to govt. security agencies. The companies plan to offer technology that discovers and tracks clandestine communications by terrorist or other outlaw groups across the World Wide Web. Their combined expertise can produce advanced tools for uncovering and decoding hidden messages and other content embedded in the pixels of innocent-looking Web pages.

In April of 2003, AdZone signed an agreement with Autometric Inc ( A subsidiary of the Boeing) Corp). The Companies will explore ways to integrate the NetGet TM technology with Autometrics range of products and services.

In June of 2003 AdZone filed for preliminary Patent protection for its NetGet technology. The patent application is in the early stages and there is no assurance that a patent will be granted.

In May of 2004 AdZone received its first purchase order from a US Defense contractor in connection with using AdZone's technology in a viable commercial setting. Due to nondisclosure agreements AdZone is prohibited from disclosing any further information in regard to this purchase order. AdZone anticipated this to be the first of many revenue generating opportunities for AdZone. Although there are no assurances that this revenue stream will continue.

COMPETITION

AdZone has several competitors in the commercial arena, many of which have financial and other resources that are far greater than its own. AdZone's limited resources may hinder its ability to compete effectively. AdZone's principal competitor is Competitive Media Research (CMR), a division of Taylor Nelson Sofres, which offers expenditure information on close to 300 web sites as well as an online application for accessing certain of its data. Management believes that AdZone's product although similar in methodology to CMR, is superior and that its database contains more information on a greater number of sites. In addition, Leading Web Advertisers (LWA)a.k.a. Evalient, another significant competitor, offers custom reports on banner creativity. Evalient was recently acquired by CMR.

EMPLOYEES

AdZone has 9 full time and two part time employees. None of AdZone's employees are represented by a union, and AdZone considers its employee relationships to be good.

SALES AND MARKETING

AdZone markets its products and services principally through e-mail distributions to selected target markets, through direct sales contacts, through the sales efforts of EVP Dan Wasserman, advisor General Paul Weaver and through its websites, www.adzoneinteractive.com, and www.adzoneresearch.com.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

AdZone distributes its products and services electronically through e-mailing its reports to the client, posting such reports to a private website that is accessible to the client, distribution of the report on a CD-ROM, or faxing its reports to the client location. In June 2002, AdZone concluded a Systems Integrator Agreement with Raytheon Company, whereby Raytheon agreed to demonstrate and promote sales of AdZone's proprietary software for defense and security applications. Any such sales of AdZone's software products through Raytheon, therefore, will be completed through sales of Raytheon's own technology with which AdZone's products will be integrated. In March of 2003, AdZone signed a joint marketing agreement with Sarnoff Corp. to jointly market its technology to various govt agencies that Sarnoff already has contacts with. In April of 2003 AdZone signed a deal with Autometric agreeing to provide it's technology to Autometric and their clients through Autometric contracts. AdZone will provide data, custom development and support to Autometric with the current contract and contracts under negotiation.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

In May 2004, we executed a letter of intent based on a proposal for services issued to a major United States Governmental agency. The agency subsequently issued and executed a contract with an initial face value of $100,000 with provisions for increases based on certain specified performance benchmarks.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

In the normal course of business, AdZone periodically extends unsecured credit to it's customers which during fiscal 2004 were 100% derived from a sole source. Because of the credit risk involved, management will provide an allowance for doubtful accounts which will reflect its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to us is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

AdZone owns its internet domain names, www.adzoneinteractive.com,, www.adzoneresearch.com, and www.adzonereports.com and holds a common law copyright on all of its proprietary software. In June of 2003 AdZone applied for patent protection for its methodology and / or technology.

In addition, AdZone has no plans to enter into franchise, concession or labor contracts. In June 2002, AdZone concluded a Systems Integrator Agreement with Raytheon Company pursuant to which it granted Raytheon the right to integrate certain of AdZone's proprietary software for integration with Raytheon's software for defense and security applications. In March of 2003, AdZone signed a joint marketing agreement with Sarnoff Corp. to jointly market its technology to various govt agencies that Sarnoff already has contacts with. In April of 2003 AdZone signed a deal with Autometric (A division of the Boeing Company) agreeing to provide it's technology to their clients through Autometric contracts.

NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

AdZone is not required to apply for or obtain any government approval for its products or services.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

AdZone is not currently subject to direct federal, state or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, it is possible that a number of laws and regulations may be adopted in the United States with respect to the internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. In addition, due to the sensitive nature of the data extracted in its anti-terrorism programs the US government could prohibit or restrict the markets that AdZone could sell to. The effect of this restriction if any is unknown. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed and/or enacted legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The adoption of such laws could create uncertainty in internet usage and reduce the demand for all products and serves. AdZone is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of those laws were adopted prior to the advent of the internet. As a result, they do not contemplate or address the unique issues of the internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the internet marketplace. That uncertainty could reduce demand for AdZone's products or services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

RESEARCH AND DEVELOPMENT. AdZone has expended approximately $566,000 and $88,000 during fiscal 2004 and 2003, respectively, for the maintenance and upgrading of its proprietary software.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

AdZone has not expended any funds for compliance with environmental laws and does not anticipate its business plan will require any such compliance.

REPORTS TO SECURITY HOLDERS

AdZone has not in the past provided an annual report to its shareholders and does not intend to do so until it is able to generate sufficient revenues to fund the expense of such reports. AdZone is subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Act of 1933 and the Securities Exchange Act of 1934 and is therefore required to file a Form 10-KSB annually and Forms 10-QSB quarterly. In addition, AdZone is required to file Forms 8-K and other proxy and information statements from time to time as required.

The public may read and copy any materials AdZone files with the Securities and Exchange Commission, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://wwwsec.gov) That contains reports, proxy and information statements, and other information regarding issuers that file electronically with SEC.

DEPENDENCE ON AND CONTROL BY MANAGEMENT

Charles Cardona, our Chief Executive Officer and Chairman of the Board, John Cardona, a member of our Board of Directors, and other members of the Cardona family beneficially own in the aggregate approximately 51% of the outstanding shares of AdZone's common stock. Accordingly, such individuals may be able to control the election of directors and all other matters subject to shareholder vote. This concentration of ownership may have the effect of delaying or preventing a change of control of AdZone, even if this change of control would benefit shareholders. In addition, our future success depends to a significant extent on the efforts and abilities of Charles Cardona. The loss of the services of Mr. Cardona could substantially harm our business. Should Mr. Cardona's services be terminated, we may be unable to attract, motivate and retain a suitable replacement for him.

ITEM 2 - DESCRIPTION OF PROPERTY

AdZone conducts its administrative, development and marketing operations in facilities leased from an unrelated party at 4062-80 Grumman Blvd. Calverton, NY 11933. Management believes that the facilities used by it in the operation of its business are adequately covered by insurance and are suitable and adequate for their purposes.

ITEM 3 - LEGAL PROCEEDINGS

AdZone is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. AdZone may be subject to a claim relating to certain previously leased facilities. In May 2000 AdZone executed a 5-year lease for a marketing premises in the Empire State Building in New York City. This office was closed prior to March 2001, and AdZone surrendered the premises to the landlord. The scheduled annual rental amount was approximately $65,145 for the period from May 1, 2000 through December 31, 2001; approximately $68,175 for the period from January 1, 2002 through August 31, 2003; and approximately $71,205 for the period from September 1, 2003 through April 30, 2005. Additionally, AdZone was responsible for its pro-rata share of increases in ad valorem taxes, utilities, insurance and common area operating costs over the base year expenses. The lease also provided that in the event of AdZone's early termination of the lease, AdZone would be responsible for supplemental amounts during the occupancy period using the effective annual rental yield of approximately $68,175 and the amounts actually paid by AdZone. AdZone has surrendered all security deposits to the landlord. To date, AdZone has not received any notice from the landlord demanding amounts additional to such security deposits. Management cannot provide you any assurances, however, that such demand may not be made in the future.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AdZone has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of March 31, 2004, there were 70,832,255 shares of $0.001 par value common stock of AdZone outstanding and owned by approximately 159 shareholders of record, exclusive of shareholders holding their shares in street name. As of June 29, 2004, there were 76,604,148 shares of $0.001 par value common stock of AdZone outstanding and owned by approximately 169 shareholders of record, exclusive of shareholders holding their shares in street name.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of $0.001 par value preferred stock. No shares of preferred stock have been issued. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefor. In the event of a liquidation, dissolution, or winding up of AdZone, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

In January 2000, AdZone became a publicly reporting company under the Securities Exchange Act of 1934, after filing a Form 10-SB with the United States Securities and Exchange Commission. We also filed a request with the NASD for clearance of quotations on the OTC Bulletin Board under Rule 15c2-11 of the Securities Exchange Act of 1934. A clearance letter was issued to us and we were issued the trading symbol, "EHSV." Concurrently with our merger with AII on August 10, 2001, we changed our corporate name to AdZone Research, Inc. and changed our trading symbol to "ADZR."

The following are the high and low closing prices of AdZone's Common Stock for each quarter during the last two fiscal years:

FISCAL YEAR ENDED MARCH 31, 2004

                First Quarter             $0.18                  $0.01
                Second Quarter            $0.24                  $0.06
                Third Quarter             $0.37                  $0.15
                Fourth Quarter            $1.35                  $0.31


FISCAL YEAR ENDED MARCH 31, 2003

                                           High                   Low
                                           ----                   ---
                First Quarter             $0.08                  $0.03
                Second Quarter            $0.10                  $0.02
                Third Quarter             $0.08                  $0.02
                Fourth Quarter            $0.04                  $0.02

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the aggregate number of shares of AdZone's Common Stock that may be issued upon exercise of outstanding options granted to Mr. Charles Cardona, our Chairman of the Board and Chief Executive Officer, and Mr. John Cardona, our former President and a Director of AdZone, and the weighted average exercise price of such options.

                                          Number of          Weighted-
                                       securities to be      average             Number of
                                         issued upon         exercise       securities remaining
                                         exercise of         price of       available for future
                                         outstanding        outstanding        compensation
                                           options,          options,      (excluding securities
                                         warrants and        warrants         referred to in
                                           rights           and rights           column 1
                                       ----------------     -----------    ---------------------
Equity compensation plans approved               -0-                -0-                -0-
By security holders

Equity compensation plans not             8,000,000                .98                 -0-
Approved by security holders

      Total                               8,000,000                .98                 -0-


DIVIDEND POLICY

AdZone has never paid or declared a cash dividend on its common stock. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy of the Board to retain all earnings, if any, to support future growth and expansion.

RECENT SALES OF SECURITIES

On January 5, 2004, we issued 15,000 shares of common stock to Ronald C. Mayhew for a purchase price of $0.34 per share.

On January 7, 2004, we issued 54,444 shares of common stock to Ronald C. Mayhew in consideration of $4,900 in accounting services.

On January 20, 2004, we issued, 20,000 shares of common stock to William F. Bogardus in consideration of $7,000 in services.

On January 20, 2004, we issued 60,000 shares of common stock and 100,000 common stock purchase warrants exercisable at $0.15 per share to Thomas F. Gavin in consideration of consulting services relating to new releases and shareholder service.

On January 20, 2004, we issued 160,000 shares of common stock to Tom Kober in consideration of accounting consulting services.

On January 23, 2004, we issued 3,227 shares of common stock to Art Metz in consideration of accounting consulting services.

On January 27, 2004, we issued 30,000 shares of common stock to Ronald C. Mayhew for a purchase price of $0.34 per share.

On January 30, 2004, we issued 36,000 shares of common stock to Peter Cardona in consideration of web design services.

On February 20, 2004, we issued an aggregate of 224,000 shares of common stock to employees in lieu of cash bonuses.

On February 23, 2004, we issued 700 shares of common stock to Equities Magazine in consideration of services rendered.

On March 5, 2004, we issued 51,617 shares of common stock to Ronald C. Mayhew in consideration of accounting services rendered.

On March 12, 2004, we issued 5,000 shares of common stock to Duane B. Lewin in consideration of consulting services rendered.

On March 20, 2004, AdZone Research, Inc. entered into a Subscription Agreement, with The Nutmeg Group, L.L.C, for a private placement of up to $1,750,000 for shares of common stock of the Company. As of date, the Company issued and sold to the Purchaser (i) 6,746,691 shares of common stock; and (ii) warrants to purchase 3,373,345 shares of common stock for a purchase price of $1,000,000.

The issuance of the shares and the warrants was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the Investors that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Adzone follows the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

Adzone's business plan has not been fully implemented and, accordingly, Adzone has not fully commenced operations. Adzone has had no substantial operations or assets since inception and is considered to be in the development stage.

FISCAL YEAR ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003

The year end March 31, 2004 has seen tremendous change at AdZone Research. The economic downturn in the United States economy has hampered our expected inroads into the commercial adverting end of our business and we have had to slow our development in that area. The portion of our business dealing with defense issues and internet terrorism has shown great potential for growth. We have aligned ourselves with The Raytheon Corp, Sarnoff Corp and Autometric (a subsidiary of the Boeing Corp.). During the year we turned our focus to partnering with established defense contractors. In May 2004, we executed a letter of intent based on a proposal for services issued to a major United States Governmental agency. The agency subsequently issued and executed a contract with an initial face value of $100,000 with provisions for increases based on certain specified performance benchmarks. Adzone has completed a new stand alone product named the "G-Stir" which reports on data from our database. This product has been received very favorably by the government and defense marketplace. We expect sales with this and related products.

Adzone is still considered to be in the development stage because we have no substantial revenues to date.

For the fiscal year ended March 31, 2004, Adzone incurred system production and maintenance expenses of approximately $566,143, including depreciation of approximately $3,292, as compared to approximately $74,004 and $14,305 for the same period of the prior fiscal year.

For the fiscal year ended March 31, 2004, Adzone incurred operating expenses of approximately $956,300 which was exclusive of officer's compensation, as compared to approximately $598,486 the same period of the prior fiscal year. Adzone experienced shifts in categorical expenses including a increase in selling and marketing expenses by approximately $127,150, a decrease in consulting and professional fees of approximately $1,701, and an increase in other general and administrative costs of approximately $42,436.

For the fiscal year ended March 31, 2004, Adzone incurred a net loss of approximately $(1,735,105) as compared to a net loss of approximately $(927,536) for the fiscal year ended March 31, 2003.Based on the weighted-average number of shares of common stock issued and outstanding at March 31, 2004 and 2003, respectively, Adzone incurred a net loss per share of approximately $(.03) and $(.03).

For the fiscal year ended March 31, 2004, the net reduction in the accrual account was approximately $409,434 for compensation expenses relating to employment contracts we had entered into with our chief executive officer, Charles Cardona, and our former president, John Cardona.

FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002

AdZone incurred system production and maintenance expenses of approximately $88,309, including depreciation of approximately $14,305, as compared to approximately $71,463 for the same period of the prior fiscal year.

AdZone incurred operating expenses of approximately $598,486 exclusive of officer's compensation, for fiscal 2003, as compared to approximately $200,882 the same period of the prior fiscal year. AdZone experienced shifts in categorical expenses including a decrease in selling and marketing expenses by approximately $43,831, a decrease in consulting and professional fees of approximately $237,429, and an increase in other general and administrative costs of approximately $245,517.

For the fiscal year ended March 31, 2003, AdZone incurred a net loss of approximately $(927,536) as compared to a net loss of approximately $(611,630) for the fiscal year ended March 31, 2002. Based on the weighted-average number of shares of common stock issued and outstanding at March 31, 2003 and 2002, respectively, AdZone incurred a net loss per share of approximately $(.03) and $(.02).

For the fiscal year ended March 31, 2003 AdZone paid or accrued approximately $229,278 in compensation expense relating to employment contracts it had entered into with its Chief Executive Officer, Charles Cardona, and its former President, John Cardona.

LIQUIDITY

Adzone has been able to advance its business plan in a limited fashion by maintaining and upgrading the defense oriented products and services and marketing efforts for these products.

The capitalization of Adzone through the sale of equity securities, loans and options exercised has allowed Adzone to maintain a positive cash position. Adzone has approximately $622,797 on hand at March 31, 2004 as compared to $8,084 of March 31, 2003.

On March 20, 2004, AdZone entered into a Subscription Agreement, with The Nutmeg Group, L.L.C, for a private placement of up to $1,750,000 for shares of common stock. As of date, we issued and sold to The Nutmeg Group (i) 6,746,691 shares of common stock; and (ii) warrants to purchase 3,373,345 shares of common stock for a purchase price of $1,000,000.

      The shares of common stock are priced at the lesser of

      (a) $.20, or

      (b) fifty-seven percent (57%) of the average closing bid price for common stock on the two trading days immediately prior to Closing of such traunche, or

      (c) fifty-seven percent (57%) of the average closing bid price for common stock on the two trading days immediately prior to the date on which the registration statement (as described in the Registration Rights Agreement) is declared effective,

      (the lesser of (a), (b) and (c) being hereinafter referred to as the "Fixed Price").

           The Purchaser will be issued Warrants exercisable into such number of shares of common stock as is equal to 50% of the purchase price paid by Nutmeg, divided by the Fixed Price. The common stock into which the Warrants are exercisable will have piggyback registration rights, and the Warrants will be transferable. Unexercised Warrants will expire December 31, 2008. Warrants will be exercisable into common stock at a price equal to 125% of fifty-seven percent (57%) of the average closing bid price for Common Stock on the two trading days immediately prior to the filing with the Securities and Exchange Commission of the registration statement (as described in the Registration Rights Agreement).

           The third traunche will be at the option of the Company for an amount of $750,000 and shall occur within 5 days of the date on which the registration statement registering the Securities is declared effective.

Liquidity during fiscal 2004 and 2003 was provided principally through the unregistered sales of equity securities, loans and the exercise of options under the companies stock option plan. There is no guarantee that we will be successful in raising cash from the sale of unregistered securities or through loans. Total proceeds from sales were approximately $ 1,381,600 during fiscal 2004 and $239,500 during Fiscal 2003.

PLAN OF OPERATION

The Company has initially identified three key potential markets for Adzone's products: businesses engaged in advertising research; agencies of the federal and of state governments and the defense and security industries. The Company's operations will continue to focus on mining of data and other information through the monitoring of internet websites developed and maintained by independent third parties worldwide. Additionally, if the Company is able to obtain one or more contracts with governmental agencies or other organizations to provide internet monitoring for possible terrorist, cybercrime and/or bioterrorist activities, management intends to use its proprietary software in accordance with the requirements of such respective contracts. Adzone has been very successful in garnering support from many members of Congress, and Autometric (A division Of Boeing), Raytheon and Sarnoff Corp. Adzone feels this is excellent validation of it's technology and the usefulness of it's data.

Adzone plans to continue marketing it's G-Stir product which reports on current and historical data in it's clandestine message interception database. This product has been well received by the various interested parties within the Government and Defense Industry. Adzone intends to have sales with this and similar products in the near future. Adzone has numerous potential clients with which it is currently working.

Adzone also has developed an updated strategic business plan which incorporates an aggressive sales strategy in the defense area of our business. The plan also includes strategic alliances and acquisitions, to that end Adzone has retained Baltic Ventures run by Jeff Hale, former President of VNU USA. His experience brings considerable talents to AdZone in the field of acquisitions and integrations of acquired companies. His experience includes multiple acquisitions and research and defense company management. This should help Adzone in it's goal of completing a strategically valuable acquisition.

In June 2002, Adzone concluded a Systems Integrator Agreement with the Raytheon Company under which Raytheon agreed to use its efforts to obtain systems integrator agreements with smaller technology firms to provide software tools developed by the Company that would enhance the data analysis capabilities. Our contacts at Raytheon have indicated that they are presenting AdZone's products to various clients including US and international governmental and security agencies. Adzone anticipated contracts to result from these efforts in the fiscal year beginning April 1, 2003, while delays have occurred, Adzone is confident it will achieve revenues from this agreement.

In March of 2003, Adzone signed an agreement with Sarnoff Corp. to jointly market anti-terrorist services to govt. security agencies. The companies plan to offer technology that discovers and tracks clandestine communications by terrorist or other outlaw groups across the World Wide Web. Their combined expertise can produce advanced tools for uncovering and decoding hidden messages and other content embedded in the pixels of innocent-looking Web pages.

In April of 2003, Adzone signed an agreement with Autometric (A division Of Boeing). Adzone anticipated revenue to result within fiscal year 2003. Adzone in fact did generate revenues from this agreement. Additional business is being negotiated and is anticipated in the coming year from Autometric. Adzone believes that its alliance with Autometric will benefit both entities and provide considerable sales opportunities.

Adzone continues to market it's surveillance systems and data directly to various govt agencies. Adzone has temporarily suspended its efforts in marketing it's products at the state level and is instead currently focusing on more lucrative federal agency contracts and contracts through it's partners Autometric (A division Of Boeing), Raytheon and Sarnoff.

Adzone will face considerable risks in each of its future business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated website decoding, difficulty in completing key business acquisitions, and a shortfall of funding due to Adzone's inability to raise capital in the equity securities market. Adzone is currently dependent upon either funds advanced or loaned by Adzone's directors and officers or the sale of equity securities. Adzone's officers and directors have no formal commitments or arrangements to advance or loan funds for Adzone and do not have any legal requirement to do so.


ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required accompanying financial statements begin on page F-1 of this document.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


ITEM 8-A - CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTORES AND CONTORL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers serving AdZone are as follows:

Name                  Position Held and Tenure      Date First Elected/Appointed
----                  ------------------------      ----------------------------
Charles Cardona*      Chairman of the Board,                 August 2001
                      CEO and CFO

Daniel Wasserman      Executive Vice President              January 2002

John Cardona*         Director                               August 2001

Warren Hamburger      Director                               August 2001

Russell Ivy           Director                              January 2001

Richard A. McCann     Director                                  May 2004

*Charles Cardona and John Cardona are brothers.

The directors named above will serve until the next annual meeting of AdZone's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. Charles Cardona has entered into an employment agreement with AdZone that terminates on August 31, 2004, and Daniel Wasserman has entered into an employment agreement that terminates on March 3, 2004. There is no arrangement or understanding between any of the directors or officers of AdZone and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to AdZone's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of AdZone's affairs.

BIOGRAPHICAL INFORMATION

CHARLES CARDONA

Charles Cardona, age 39, has served as AdZone's President and Chairman of the Board since AdZone's merger with AdZone Interactive, Inc. in August 2001. From February 2000 to August 2001, Mr. Cardona was President and Chief Executive Officer of AdZone Interactive, Inc., with which AdZone merged in August 2001. From 1992 to February 2000, Mr. Cardona was the President of Owl Data Systems, Inc., a software development company owned by Mr. Cardona.

JOHN CARDONA

John Cardona, age 35, is consultant to AdZone serving as its Homeland Security Defense Advisor with responsibility for long-term corporate planning and global and operational strategies. Mr. Cardona is also serving as a consultant to Competitrack, a market research company. From August 2001 until his resignation in June 2002, Mr. Cardona served as President of AdZone. Mr. Cardona has also served AdZone as a Director from August 2001 to the present time. From 1990 through August 2001, Mr. Cardona was a director of sales for Competitive Media Reporting, an advertising research firm. Mr. Cardona received a Bachelor of Arts Degree from New York Institute of Technology, Long Island, New York.

DANIEL WASSERMAN

Daniel Wasserman, age 52, was appointed Executive Vice President and Managing Director of AdZone's Global Defense Group in January 2002. From July 2001 to December 2001, Mr. Wasserman was Vice President-Commercial Sales of Reliable Integration Services, a systems integration company. From November 2000 until June 2001, he was Vice President of Sales of zGraffitti, a desktop advertising firm. Mr. Wasserman served as Vice President of Sales/Advertising for Conducent, Inc., a desktop advertising firm, from March 1999 through November 2000. Beginning in 1995 through February 1999, Mr. Wasserman was a consultant to various companies specializing in technology marketing, including Lucent Technologies and Sympatico, which subsequently became the largest internet service provider in Canada. Mr. Wasserman received a Bachelor of Science degree in biology in 1972 from the University of Toronto and an MBA degree in marketing from The Schulich School of Business of York University, Toronto, Canada, in 1978.

WARREN HAMBURGER

Warren Hamburger, age 49, has been a director of AdZone from August 2001 to the present. He has been a practicing attorney for 21 years during which he has operated his own firm as a sole practitioner. Mr. Hamburger received a Juris Doctor degree from New England School of Law, Boston Massachusetts, and a Bachelor of Science degree in business administration from Duquesne University, Pittsburgh, Pennsylvania.

RUSSELL STOVER IVY

Russell Stover Ivy, age 36, is a Director of AdZone and was President of Executive Help from January 2001 until the merger AdZone in August 2001. Mr. Ivy has been a consultant to small and medium sized companies for over 20 years. He has been involved in the start-up, design and implementation of numerous business ranging from small financial services corporations to publicly traded telecommunications companies. In 1998, Mr. Ivy was a consultant to IWL Communications, which merged with CapRoc Communications, which was later purchased by McLeod Communications. In 1999 and 2000, Mr. Ivy was a consultant to First Financial Group of America, where he served as Director of Operations. Mr. Ivy continues to consult for companies regarding their operational activities and goals. Mr. Ivy received a Bachelor's degree in international economics from Texas Tech University in 1991.

RICHARD A. MCCANN

Richard McCann 68, is a director of AdZone Research, Inc. During his career, Mr. McCann has held positions of increasing responsibility. He initially began as a Vice President and Co-Manager of equity trading with Bank of America in San Francisco, and several years later joined Montgomery Securities in that city as a Partner. Thereafter he served as a Vice President and Senior Institutional Trader in Plymouth, California, and then relocated to the Tampa, Florida headquarters of Raymond James & Co., serving there as a Vice President and then became a Vice President at Ryan, Beck & CO., another Tampa area financial firm. He relocated to Atlanta, Georgia to become Senior Vice President and Equity Trading Manager at Wachovia Securities, and the following year became a Partner at Florida-based Spartan Securities.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Based on the Company's review of copies of all disclosure reports filed by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company believes that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of the Company during fiscal 2004

ITEM 10 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth all cash and non-cash compensation paid or accrued for services rendered in all capacities to the named Executive Officers for the fiscal years ended March 31, 2004, 2003, and 2002:

                           SUMMARY COMPENSATION TABLE

                                                                                   Other Annual         Long-Term
                                                                                   Compensation       Compensation
                                                                                  (# of Share of  Awards (# Securities
                Name and Positions              Year     Salary ($)    Bonus      Common Stock)    Underlying Options)
=========================================================================================================================
Charles Cardona     Chief Executive Officer     2004   $188,551(2)       0        5,471,151 (1)            50,000
                    Acting Chief Financial      2003   $190,385          0              0                   0
                    Officer                     2002   $153,525          0              0               1,000,000
                    Director

John Cardona        Director                    2004   $ 83,418(3)       0        5,706,899 (1)           100,000
                                                2003   $190,385          0              0                   0
                                                2002   $153,525          0              0               1,000,000

(1) These shares were issued and charged against accrued liabilities in the amount of $160,000.
(2)  Excludes $98,472 that was charged against accrued liabilities.
(3)  Excludes $41,800 that was charged against accrued liabilities.


DIRECTOR COMPENSATION

From time to time the members of the board of directors receive shares of common stock at the discretion of the board for their services. The following table is a list of directors and the amount of shares each one had received as compensation:

------------------ -------------------- ----------------- ----------------------
NAME               TITLE                NUMBER OF SHARES  DATE OF ISSUANCE
------------------ -------------------- ----------------- ----------------------
John Conley        Advisory Director    50,000            February 28, 2003
------------------ -------------------- ----------------- ----------------------
                                        10,000            May 1, 2003
------------------ -------------------- ----------------- ----------------------
Jonathan White     Advisory Director    40,000            November 18, 2002
------------------ -------------------- ----------------- ----------------------
                                        50,000            February 28, 2003
------------------ -------------------- ----------------- ----------------------
Russell Ivy        Director             10,000            February 28, 2003
------------------ -------------------- ----------------- ----------------------
                                        50,000            September 3, 2003
------------------ -------------------- ----------------- ----------------------
                                        15,000            February 20, 2004
------------------ -------------------- ----------------- ----------------------
Warren Hamburger   Director             200,000           September 3, 2003
------------------ -------------------- ----------------- ----------------------
                                        15,000            February 20, 2004
------------------ -------------------- ----------------- ----------------------

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                                Percent of Total
                     Number of Securities         Options/SAR's
                         Underlying           Granted to Employees       Exercise of
Name                Options/SAR's Granted        In Fiscal Year        Base Price($/Sh)     Expiration Date
----                ---------------------        --------------        ----------------     ---------------
Charles Cardona          3,000,000                   20.69%                 $0.10                2/5/10
John Cardona             3,000,000                   20.69%                 $0.10                2/5/10


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                       Value of Unexercised
                                                         Number of Unexercised             In-The-Money
                                                         Securities Underlying              Option/SARs
                   Shares Acquired                       Options/SARs At FY-End             At FY-End
Name                On Exercise       Value Realized    Exercisable/Unexercisable    Exercisable/Unexercisable
----                -----------       --------------    -------------------------    -------------------------
Charles Cardona         -0-                 $0                7,000,000                       $0
John Cardona            -0-                 $0                7,000,000                       $0


On February 5, 2004, we entered into an employment agreement with Mr. Charles Cardona, which superseded all prior agreements. In this agreement, Mr. Cardona will continue to serve as our Chief Executive Officer, through February 5, 2007. This agreement contains the following terms and conditions:

Position: CEO

Effective Date: February 5, 2004

Base Salary:

2004 - $161,000 annual
2005 - $181,000 annual
2006 - $191,000 annual
2007 - $208,000 annual

The initial base salary shall be reduced to $1,500 per week until such time as the company reaches a cash flow positive position for at least 1 month, or the company raises at least $2 Million within 12 months, or management deems that the companies cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

Bonuses: Quarterly Qualitative Bonus of $ 10,000

2nd Year, Year end Qualitative Bonus of $ 25,000

Profitability Bonus: If the company reaches annual profitability employee will receive a $100,000 bonus plus 250,000 shares in stock.

Mr. Cardona shall receive an annual bonus as follows:

0.5% of the previous years revenues plus 3.5% of the previous years profits plus 0.5% of the transaction price of any acquisition.

The Board of Directors shall at it's discretion grant up to an additional $100,000 in bonus to Mr. Cardona on an annual basis.

Stock Options: The employee shall receive options to purchase 3,000,000 (Three Million) shares as follows:

Options for 750,000 shares at $.85
Options for 750,000 shares at $1.00
Options for 750,000 shares at $1.50
Options for 750,000 shares at $1.75

Additionally the employee shall receive the following 3,000,000 options upon the Company achieving $500,000 in total revenues prior to March 31, 2005.

Options for 750,000 shares at $.85

Options for 750,000 shares at $1.00

Options for 750,000 shares at $1.50

Options for 750,000 shares at $1.75

All the options granted above shall be exercisable for 6 years from the date of granting.

Additionally the company shall maintain any existing options under previous contracts.

Additional Incentives: Charles A. Cardona will receive 5% of all sales he is involved with.

Other Agreements: Medical and Dental insurance is fully paid for the employee by the Company during the employment period. Company shall reimburse or pay for reasonable company vehicle expenses including lease or purchase payments, gas, tolls and repairs. AdZone Research agrees to defend employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to attorney's fee's legal fee's, misc. expenses, .[sic] Legal representation for Charles A. Cardona will continue beyond the term of this contract and will continue for the remainder of Charles A. Cardona's life.

On February 5, 2004, the Company entered into an Employment Agreement with Mr. John A. Cardona (JCardona), which superseded all prior agreements. In this agreement, JCardona will serve as the Company's Chief Operating Officer, through February 5, 2007. This agreement contains the following terms and conditions:

Position: COO

Effective Date: February 5, 2004

Base Salary:

2004 - $161,000 annual

2005 - $181,000 annual

2006 - $191,000 annual

2007 - $208,000 annual

The initial base salary shall be reduced to $1500 per week until such time as the company reaches a cash flow positive position for at least 1 month, or the company raises at least $2 Million within 12 months, or management deems that the companies cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

Bonuses: Quarterly Qualitative Bonus of $ 10,000

2nd Year, Year end Qualitative Bonus of $ 25,000

Profitability Bonus:

If the company reaches annual profitability employee will receive a $100,000 bonus plus 250,000 shares in stock.

JCardona shall receive an annual bonus as follows:

0.5% of the previous years revenues plus 3.5% of the previous years profits plus 0.5% of the transaction price of any acquisition.

The Board of Directors shall at it's discretion grant up to an additional $100,000 in bonus to JCardona on an annual basis.

Stock Options: The employee shall receive options to purchase 3,000,000 (Three Million) shares as follows:

Options for 750,000 shares at $.85

Options for 750,000 shares at $1.00

Options for 750,000 shares at $1.50

Options for 750,000 shares at $1.75

Additionally the employee shall receive the following 3,000,000 options upon the company achieving $500,000 in total revenues prior to March 31, 2005.

Options for 750,000 shares at $.85

Options for 750,000 shares at $1.00

Options for 750,000 shares at $1.50

Options for 750,000 shares at $1.75

All the options granted above shall be exercisable for 6 years from the date of granting.

Additionally the company shall maintain any existing options under previous contracts.

Additional Incentives: John A. Cardona will receive 5% of all sales he is involved with.

Other Agreements: Medical and Dental insurance is fully paid for the employee by the Company during the employment period. Company shall reimburse or pay for reasonable company vehicle expenses including lease or purchase payments, gas, tolls and repairs. AdZone Research agrees to defend employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to attorney's fee's legal fee's, and miscellanous expenses. Legal representation for John A. Cardona will continue beyond the term of this contract and will continue for the remainder of John A. Cardona's life.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of the date of this Report the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of AdZone. Also included are the shares held by all executive officers and directors as a group.

                                                                  % of Class
Name and address                     Number of Shares         Beneficially Owned
----------------                     ----------------         ------------------
Charles Cardona                        22,352,422 (1)                 26.74%
17 Sunny Line Dr.
Calverton, NY 11933

John Cardona                           18,381,849 (2)                 19.35%
118 Overlook Dr.
Aquebogue, NY 11931

Daniel Wasserman                        3,081,000 (3)                  4.01%
20953 Cohasset Ter
Ashburn, VA

Warren Hamburger                        1,070,000                      2%
42 Fire Island Ave.
Babylon, NY 11702

Russell Ivy                                65,000                     .08%
211 West Sealy Street
Alvin, TX 77511

Richard A. McCann                        1,709,218                    .08%
116 Holcomb Cove Rd.
Candler, NC 28715

All Executive Officers and
Directors of AdZone as
a Group (6 persons)                    46,659,489                     51.41%

----------

(1) Includes 7,000,000 shares that may be acquired upon exercise of stock options granted to Mr. Cardona at exercise prices ranging from $0.10 to $1.75 per share. Excludes securities owned by John Cardona, Mr. Cardona's brother; 12,849 shares owned by Michael Cardona, Mr. Cardona's brother; and 198,183 shares owned by Valerie Cardona, Mr. Cardona's mother, with respect to all of which Mr. Cardona disclaims beneficial ownership. Plus 4,000,000 shares owed to Mr. Cardona under the agreement which he loaned AdZone 4,000,000 shares for the purpose of a stock loan.

(2) Includes 7,000,000 shares that may be acquired upon exercise of stock options granted to Mr. Cardona at exercise prices ranging from $0.10 to $1.75 per share. Excludes securities owned by Charles Cardona, Mr. Cardona's brother; 12,849 shares owned by Michael Cardona, Mr. Cardona's brother; and 198,183 shares owned by Valerie Cardona, Mr. Cardona's mother, with respect to all of which Mr. Cardona disclaims beneficial ownership. Plus 4,000,000 shares owed to Mr. Cardona under the agreement which he loaned AdZone 4,000,000 shares for the purpose of a stock loan.

(3) Includes 1,500,000 shares that may be acquired upon exercise of stock options granted to Mr. Wasserman at exercise prices ranging from $0.3182 to $0.3612 per share.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In prior periods, the Company's officers advanced various monies to the Company under formal unsecured note documents bearing interest at 10.0%. The advances are repayable in aggregate monthly amounts of approximately $370. Due to the nature of the debt and irregular payment history, these advances are classified as "current" in the accompanying financial statements.

During Fiscal 2004, all amounts advanced by Company officers were repaid in full.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
-------
3.1     Certificate of Incorporation **
3.2     By-Laws **
10.1    Consulting Agreement dated as of October 26, 2001 with Theresa A. Kober
        ***
10.2 Consulting Agreement dated as of November 2, 2001 with Blanchfield, King, Kober & Company, P.C. +
10.3    Consulting Agreement dated as of Thomas F. Gavin
10.4 Consulting Agreement dated as of February 5, 2002 with International Standard Consulting Corporation +++
10.5    Employment Agreement dated February 5, 2004 with Charles Cardona
10.6    Employment Agreement dated as of February 5, 2004 with John Cardona
10.7    Systems Integration Agreement dated as of June 21 2002 with Raytheon
        Company
10.8 A-K Consulting agreements with Kyle Kennedy Dated Aug. 19, 2002 - May 22, 2003
10.9    Stipulation of Settlement with Sheldon Katz , Sept. 2002
10.10   Multimedia Web Site design contract with Jason Genet dated Oct. 16, 2002
10.11   Investment Banking Agreement with Spartan Securities dated Nov. 27, 2002
10.12   Agreement to borrow shares for stock loans dated Mar. 7, 2003
10.13   Joint Marketing agreement with Sarnoff Corp. dated Mar. 3, 2003
10.14   Warrant agreement with Tom Gavin dated Mar. 12, 2003
10.15   Agreement with Boeing Autometric Division dated April 2003.
31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S. C. Section 1350
23.1  Consent of Auditors

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

REPORTS ON FORM 8-K:

           AdZone filed twe reports on form 8-K during the quarter ended March 31, 2004. Information regarding the items reported on is as follows:

DATE OF REPORT               ITEM REPORTED ON
--------------               ----------------
February 11, 2004            AdZone announced the private placement of $300,000.
March 30, 2004               AdZone disseminated a corporate update.


ITEM 14- PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas

                                       Year ended          Year ended
                                        March 31,           March 31,
                                          2004                2003
                                       ----------          ----------

(1)   Audit fees                         $26,613              $24,040
(2)   Audit-related fees                      --                   --
(3)   Tax fees                                --                   --
(4)   All other fees                          --                   --
                                        --------             --------

   Totals                                $26,613              $24,040
                                        ========             ========

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited financial statements of the Company as of and for the year ended March 31, 2004 and 2003 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2004, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, AdZone caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              ADZONE RESEARCH, INC.


Dated: July 8, 2004               By:  /s/ Charles Cardona
                                       ----------------------------------------
                                       Charles Cardona, Chief Executive Officer
                                       and Principal Financial and Accounting
                                       Officer


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of AdZone and in the capacities and on the date indicated.


Dated: July 8, 2004               By:  /s/ Charles Cardona
                                       ----------------------------------------
                                       Charles Cardona, Chairman of the Board


Dated: July 8, 2004               By:  /s/ John Cardona
                                       ----------------------------------------
                                       John Cardona, Director


Dated: July 8, 2004               By:  /s/ Warren Hamburger
                                       ----------------------------------------
                                       Warren Hamburger, Director


Dated: July 8, 2004               By:  /s/ Russell Ivy
                                       ----------------------------------------
                                       Russell Ivy, Director

Dated: July 8, 2004               By:  /s/ Richard A. McCann
                                       ----------------------------------------
                                       Richard A. McCann, Director

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                                    CONTENTS



                                                                           Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-2

FINANCIAL STATEMENTS

   Balance Sheets
     as of March 31, 2004 and 2003                                          F-3

   Statements of Operations and Comprehensive Income
     for the years ended March 31, 2004 and 2003 and
     for the period from February 28, 2000 (date of inception)
     through March 31, 2004                                                 F-4

   Statement of Changes in Shareholders' Equity
     for the period from February 28, 2000 (date of inception)
     through March 31, 2004                                                 F-5

   Statements of Cash Flows
     for the years ended March 31, 2004 and 2003 and
     for the period from February 28, 2000 (date of inception)
     through March 31, 2004                                                 F-6

   Notes to Financial Statements                                            F-7

                       LETTERHEAD OF S. W. HATFIELD, CPA
                       ---------------------------------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
AdZone Research, Inc.

We have audited the accompanying balance sheets of AdZone Research, Inc. (a Delaware corporation and a development stage company) as of March 31, 2004 and 2003 and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for each of the years ended March 31, 2004 and 2003 and for the period from February 28, 2000 (date of inception) through March 31, 2004, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdZone Research, Inc. as of March 31, 2004 and 2003 and the results of its operations and cash flows for each of the years ended March 31, 2004 and 2003 and for the period from February 28, 2000 (date of inception) through March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has not developed a revenue base since the development of it's proprietary software. Accordingly, the Company has been principally dependent on private placements of equity securities or the sale of equity securities into the open market through the Company's Employee Stock Option Plan to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                /s/ S. W. Hatfield, CPA
                                                -------------------------
                                                S. W. HATFIELD, CPA
Dallas, Texas
June 23, 2004 (except for Note R
  as to which the date is June 25, 2004)

                             ADZONE RESEARCH, INC.
                         (a development stage company)
                                 BALANCE SHEETS
                            March 31, 2004 and 2003


                                                                              March 31,     March 31,
                                                                                 2004          2003
                                                                             -----------   -----------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                                  $   622,797   $     8,084
   Prepaid expenses and other                                                    134,272        35,375
                                                                             -----------   -----------
     TOTAL CURRENT ASSETS                                                        757,069        43,459
                                                                             -----------   -----------

PROPERTY AND EQUIPMENT - AT COST                                                  62,098        60,860
   Accumulated depreciation                                                      (51,675)      (49,255)
                                                                             -----------   -----------
     NET PROPERTY AND EQUIPMENT                                                   10,423        11,605
                                                                             -----------   -----------

OTHER ASSETS
   Restricted cash - Preferred Stock dividend reserve                             37,266            --
   Security deposits and other                                                     1,089           390
                                                                             -----------   -----------
     TOTAL OTHER ASSETS                                                           38,355           390
                                                                             -----------   -----------

TOTAL ASSETS                                                                 $   805,847   $    55,454
                                                                             ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of Note payable                                        $    62,787   $    65,958
   Accounts payable - trade                                                      297,389       130,341
   Accrued dividends payable                                                         583            --
   Accrued interest payable                                                           --         2,514
   Advances from officers                                                             --        34,774
   Accrued officer compensation                                                  160,926       570,360
                                                                             -----------   -----------
     TOTAL CURRENT LIABILITIES                                                   521,685       803,947
                                                                             -----------   -----------

LONG-TERM LIABILITIES
   Notes payable                                                                 166,783            --
                                                                             -----------   -----------
     TOTAL LIABILITIES                                                           688,468       803,947
                                                                             -----------   -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value.  20,000,000 shares authorized
     Series A - 50 shares authorized
       24.2194 and -0- shares issued and outstanding, respectively                    --            --
     Series B - xx shares authorized
       31.0000 and -0- shares issued and outstanding, respectively                    --            --
   Common stock - $0.001 par value.  200,000,000 shares authorized
     70,832,255 and 50,096,462 shares issued and outstanding, respectively        70,832        50,096
   Additional paid-in capital                                                  4,876,105     2,251,242
   Deficit accumulated during the development stage                           (4,796,793)   (3,035,031)
                                                                             -----------   -----------
                                                                                 150,144      (733,693)
   Stock subscription receivable                                                 (30,550)      (14,800)
   Treasury stock - at cost (25,000 shares)                                       (2,215)           --
                                                                             -----------   -----------
     TOTAL SHAREHOLDERS' EQUITY                                                  117,379      (748,493)
                                                                             -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   805,847   $    55,454
                                                                             ===========   ===========


The accompanying notes are an integral part of these financial statements.

                             ADZONE RESEARCH, INC.
                         (a development stage company)
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                    Years ended March 31, 2004 and 2003 and
    Period from February 28, 2000 (date of inception) through March 31, 2004


                                                                                      Period from
                                                                                   February 28, 2000
                                                                                  (date of inception)
                                                  Year ended       Year ended           through
                                                March 31, 2004   March 31, 2003      March 31, 2004
                                                --------------   --------------   -------------------
REVENUES                                        $       74,844   $           --   $           158,850
                                                --------------   --------------   -------------------

PRODUCTION EXPENSES
   Salaries, wages and related costs                   393,288           33,881               962,195
   Direct occupancy and operating expenses             169,855           40,123               428,481
   Depreciation                                          3,292           14,305                44,609
                                                --------------   --------------   -------------------
     Total production expenses                         566,435           88,309             1,435,285
                                                --------------   --------------   -------------------

GROSS PROFIT                                          (491,591)         (88,309)           (1,276,435)
                                                --------------   --------------   -------------------

OPERATING EXPENSES
   Selling and marketing costs
     Salaries, wages and related costs                 127,150               --               453,608
     Direct occupancy and operating expenses            54,141               --               391,598
   General and administrative costs
     Officers compensation                             271,969          229,278               890,179
     Consulting and professional fees                  354,737          356,438               978,420
     Other general and administrative costs            180,466          138,030               354,673
   Compensation expense related to common
     stock issuances at less than "fair value"         237,629          101,400               339,779
   Depreciation                                          2,177            2,618                14,141
                                                --------------   --------------   -------------------
       Total operating expenses                      1,228,269          827,764             3,422,398
                                                --------------   --------------   -------------------

LOSS FROM OPERATIONS                                (1,719,860)        (916,073)           (4,698,833)

OTHER INCOME (EXPENSE)
   Interest and other income                               298               --                 4,636
   Interest expense                                    (11,580)         (11,463)              (36,160)
   Lawsuit settlement                                   (3,000)              --               (23,000)
   Loss on disposition of equipment                       (963)              --               (16,779)
                                                --------------   --------------   -------------------

NET LOSS                                            (1,735,105)        (927,536)           (4,770,136)

OTHER COMPREHENSIVE INCOME                                  --               --                    --
                                                --------------   --------------   -------------------

COMPREHENSIVE LOSS                              $   (1,735,105)  $     (927,536)  $        (4,770,136)
                                                ==============   ==============   ===================


The accompanying notes are an integral part of these financial statements.

                             ADZONE RESEARCH, INC.
                         (a development stage company)
           STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS - CONTINUED
                    Years ended March 31, 2004 and 2003 and
    Period from February 28, 2000 (date of inception) through March 31, 2004


                                                                           Period from
                                                                        February 28, 2000
                                                                       (date of inception)
                                       Year ended       Year ended           through
                                     March 31, 2004   March 31, 2003      March 31, 2004
                                     --------------   --------------   -------------------
NET LOSS                             $   (1,735,105)  $     (927,536)  $        (4,770,136)

OTHER COMPREHENSIVE INCOME                       --               --                    --
                                     --------------   --------------   -------------------

COMPREHENSIVE INCOME                 $   (1,735,105)  $     (927,536)  $        (4,770,136)
                                     ==============   ==============   ===================

Net loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss
   - basic and fully diluted         $        (0.03)  $        (0.03)  $             (0.13)
                                     ==============   ==============   ===================

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted               62,374,341       36,670,763            35,891,430
                                     ==============   ==============   ===================


The accompanying notes are an integral part of these financial statements.

                             ADZONE RESEARCH, INC.
                         (a development stage company)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
    Period from February 28, 2000 (date of inception) through March 31, 2004


                                 Preferred Stock          Common Stock        Additional
                                 ----------------         ------------         paid-in
                                 Shares    Amount    Shares        Amount      capital
                                 -------   ------  -----------   ----------   ----------
INITIAL CAPITALIZATION
 FEBRUARY 28, 2000                    --   $   --          170   $      150   $       --
 Effect of September 10, 2000
   125,000 for 1 forward stock
   split and change to $0.001
   par value                          --       --   21,249,830       21,100      (21,100)
February 29, 2000 private
  placement of common stock           --       --           30    1,000,000           --
   Effect of September 10, 2000
   125,000 for 1 forward stock
   split and change to $0.001
   par value                          --       --    3,749,970     (996,250)     996,250
  Less costs of raising capital       --       --           --           --      (12,500)
Net loss for the period               --       --           --           --           --
                                 -------   ------  -----------   ----------   ----------

BALANCES AT MARCH 31,2000             --       --   25,000,000       25,000      962,650

Cash received on stock
  subscription receivable             --       --           --           --           --
November 30, 2000 private
  placement of common stock           --       --      666,665          667      289,333
  Less costs and expenses
    of raising capital                --       --           --           --     (188,500)
Common stock issued for:
  Costs and expenses of
    raising capital                   --       --      400,000          400      175,600
  Prepaid interest on loan            --       --      250,000          250       31,000
  Employee wages and bonuses          --       --    1,095,000        1,095       64,605
  Officer bonus                       --       --      500,000          500       29,500
  Professional services               --       --      107,000          107        6,313
Net loss for the year                 --       --           --           --           --
                                 -------   ------  -----------   ----------   ----------

BALANCES AT MARCH 31, 2001            --   $   --   28,018,665   $   28,019   $1,370,501
                                 =======   ======  ===========   ==========   ==========

                                   Deficit
                                 accumulated
                                   in the         Stock         Treasury
                                 development   subscription      Stock
                                    stage       receivable      at cost        Total
                                 -----------   ------------   -----------   -----------
INITIAL CAPITALIZATION
 FEBRUARY 28, 2000               $        --   $         --   $        --   $       150
 Effect of September 10, 2000
   125,000 for 1 forward stock
   split and change to $0.001
   par value                              --             --            --            --
February 29, 2000 private
  placement of common stock               --       (600,000)           --       400,000
   Effect of September 10, 2000
   125,000 for 1 forward stock
   split and change to $0.001
   par value                              --             --            --            --
  Less costs of raising capital           --             --                     (12,500)
Net loss for the period              (35,822)            --            --       (35,822)
                                 -----------   ------------   -----------   -----------

BALANCES AT MARCH 31,2000            (35,822)      (600,000)           --       351,828

Cash received on stock
  subscription receivable                 --        600,000            --       600,000
November 30, 2000 private
  placement of common stock               --             --            --       290,000
  Less costs and expenses
    of raising capital                    --             --            --      (188,500)
Common stock issued for:
  Costs and expenses of
    raising capital                       --             --            --       176,000
  Prepaid interest on loan                --             --            --        31,250
  Employee wages and bonuses              --             --            --        65,700
  Officer bonus                           --             --            --        30,000
  Professional services                   --             --            --         6,420
Net loss for the year             (1,460,043)            --            --    (1,460,043)
                                 -----------   ------------   -----------   -----------

BALANCES AT MARCH 31, 2001       $(1,495,865)  $         --   $        --   $   (97,345)
                                 ===========   ============   ===========   ===========


The accompanying notes are an integral part of these financial statements

                             ADZONE RESEARCH, INC.
                         (a development stage company)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
    Period from February 28, 2000 (date of inception) through March 31, 2004



                                 Preferred Stock          Common Stock        Additional
                                 ----------------         ------------         paid-in
                                 Shares    Amount    Shares        Amount      capital
                                 -------   ------  -----------   ----------   ----------

BALANCES AT MARCH 31, 2001            --   $   --   28,018,665   $   28,019   $1,370,501

Conversion of AdZone
  Interactive, Inc. common
  stock to AdZone Research,
  Inc. common stock                   --       --  (10,018,643)     (10,019)      10,019
Effect of reverse merger with
  AdZone Research, Inc.               --       --    5,346,000        5,346       (5,346)
                                 -------   ------  -----------   ----------   ----------

BALANCES AT MARCH 31, 2001
  POST-REVERSE ACQUISITION            --       --   23,346,022       23,346    1,375,174

Issuance of common stock for
  Conversion of short-term debt       --       --      360,000          360       21,240
  Cash                                --       --      744,442          744       39,656
  Lawsuit settlement                  --       --      500,000          500       19,500
  Professional services               --       --    1,531,666        1,532      115,668
Net loss for the year                 --       --           --           --           --
                                 -------   ------  -----------   ----------   ----------

BALANCES AT MARCH 31, 2002            --       --   26,482,130       26,482    1,571,238

Issuance of common stock for
  Cash                                --       --    2,413,334        2,413      103,587
  Exercise of granted options         --       --    9,350,000        9,350      211,950
  Directors fees                      --       --      160,000          160        8,140
  Employee compensation               --       --    5,790,000        5,790       98,860
  Professional services               --       --    5,900,998        5,901      257,467
Net loss for the year                 --       --           --           --           --
                                 -------   ------  -----------   ----------   ----------

BALANCES AT MARCH 31, 2003            --   $   --   50,096,462   $   50,096   $2,251,242
                                 =======   ======  ===========   ==========   ==========

                                   Deficit
                                 accumulated
                                   in the         Stock         Treasury
                                 development   subscription      Stock
                                    stage       receivable      at cost        Total
                                 -----------   ------------   -----------   -----------

BALANCES AT MARCH 31, 2001       $(1,495,865)  $         --   $        --   $   (97,345)

Conversion of AdZone
  Interactive, Inc. common
  stock to AdZone Research,
  Inc. common stock                       --             --            --            --
Effect of reverse merger with
  AdZone Research, Inc.                   --             --            --            --
                                 -----------   ------------   -----------   -----------

BALANCES AT MARCH 31, 2001
  POST-REVERSE ACQUISITION        (1,495,865)            --            --       (97,345)

Issuance of common stock for
  Conversion of short-term debt           --             --            --        21,600
  Cash                                    --             --            --        40,400
  Lawsuit settlement                      --             --            --        20,000
  Professional services                   --             --            --       117,200
Net loss for the year               (611,630)            --            --      (611,630)
                                 -----------   ------------   -----------   -----------

BALANCES AT MARCH 31, 2002        (2,107,495)            --            --      (509,775)

Issuance of common stock for
  Cash                                    --             --            --       106,000
  Exercise of granted options             --        (14,800)           --       206,500
  Directors fees                          --             --            --         8,300
  Employee compensation                   --             --            --       104,650
  Professional services                   --             --            --       263,368
Net loss for the year               (927,536)            --            --      (927,536)
                                 -----------   ------------   -----------   -----------

BALANCES AT MARCH 31, 2003       $(3,035,031)  $    (14,800)  $        --   $  (748,493)
                                 ===========   ============   ===========   ===========


The accompanying notes are an integral part of these financial statements

                             ADZONE RESEARCH, INC.
                         (a development stage company)
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - CONTINUED
    Period from February 28, 2000 (date of inception) through March 31, 2004



                                 Preferred Stock          Common Stock        Additional
                                 ----------------         ------------         paid-in
                                 Shares    Amount    Shares        Amount      capital
                                 -------   ------  -----------   ----------   ----------
BALANCES AT MARCH 31, 2003            --   $   --   50,096,462   $   50,096   $2,251,242

Issuance of preferred stock
  Series A                         34.85       --           --           --      348,500
  Series B                         31.00       --           --           --      310,000
Redemption of preferred stock
  Series A                        (10.63)      --           --           --     (106,304)
  Redemption premium                  --       --           --           --      (15,946)
Issuance of common stock for
  Cash                                --       --      772,333          773       69,602
  Employee stock option plan
    Employees                         --       --    1,950,000        1,950      883,100
    Officers                          --       --      150,000          150       91,350
  Compensation
    Employees                         --       --    3,119,000        3,119      266,057
    Officers                          --       --   11,180,000       11,180      576,870
  Professional services
    Restricted shares                 --       --    1,909,460        1,909      241,578
    Registered shares                 --       --    1,075,000        1,075       44,675
  Director fees                       --       --      280,000          280       30,520
  Cost of obtaining capital           --       --      300,000          300     (115,139)
  Purchase of treasury stock          --       --           --           --           --
Payment of dividends on
  Series A and Series B
  preferred stock                     --       --           --           --           --
Net loss for the year                 --       --           --           --           --
                                 -------   ------  -----------   ----------   ----------

BALANCES AT MARCH 31, 2004         55.22   $   --   70,832,255   $   70,832   $4,876,105
                                 =======   ======  ===========   ==========   ==========

                                     Deficit
                                   accumulated
                                     in the         Stock         Treasury
                                   development   subscription      Stock
                                      stage       receivable      at cost        Total
                                 -------------   ------------   -----------   -----------
BALANCES AT MARCH 31, 2003       $  (3,035,031)  $    (14,800)  $        --   $  (748,493)

Issuance of preferred stock
  Series A                                  --             --            --       348,500
  Series B                                  --             --            --       310,000
Redemption of preferred stock
  Series A                                  --             --            --      (106,304)
  Redemption premium                        --             --            --       (15,946)
Issuance of common stock for
  Cash                                      --             --            --        70,375
  Employee stock option plan
    Employees                               --             --            --       885,050
    Officers                                --             --            --        91,500
  Compensation
    Employees                               --             --            --       269,176
    Officers                                --             --            --       588,050
  Professional services
    Restricted shares                       --             --            --       243,487
    Registered shares                       --        (15,750)           --        30,000
  Director fees                             --             --            --        30,800
  Cost of obtaining capital                 --             --            --      (114,839)
  Purchase of treasury stock                --             --        (2,215)       (2,215)
Payment of dividends on
  Series A and Series B
  preferred stock                      (26,657)            --            --       (26,657)
Net loss for the year               (1,735,105)            --            --    (1,735,105)
                                 -------------   ------------   -----------   -----------

BALANCES AT MARCH 31, 2004       $  (4,796,793)  $    (30,550)  $    (2,215)  $   117,379
                                 =============   ============   ===========   ===========


The accompanying notes are an integral part of these financial statements

                             ADZONE RESEARCH, INC.
                         (a development stage company)
                            STATEMENTS OF CASH FLOWS
                    Years ended March 31, 2004 and 2003 and
    Period from February 28, 2000 (date of inception) through March 31, 2004


                                                                                            Period from
                                                                                         February 28, 2000
                                                                                         (date of inception)
                                                         Year ended       Year ended          through
                                                       March 31, 2004   March 31, 2003     March 31, 2004
                                                       --------------   --------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                             $   (1,735,105)  $     (927,536)  $        (4,770,136)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                            5,736           16,923                59,017
       Loss on disposition of equipment                           963               --                16,779
       Compensation expense related to common
         stock issuances at less than "fair value"            237,629          101,400               339,779
       Common stock issued for
         Salaries, wages and bonuses                          664,718           37,850               798,268
         Professional fees                                    273,488          236,168               633,026
         Directors fees                                        30,800            8,300                39,100
         Interest expense                                       7,500            7,500                24,375
         Lawsuit settlement                                        --               --                20,000
       (Increase) Decrease in
         Deposits and other assets                             (2,500)           1,800                  (390)
       Increase (Decrease) in
         Accounts payable and accrued liabilities             167,048            8,943               378,346
         Accrued officers compensation                       (409,434)         276,428               160,926
         Accrued interest payable                              (2,514)           1,436                    --
                                                       --------------   --------------   -------------------
NET CASH USED IN OPERATING ACTIVITIES                        (761,671)        (230,788)           (2,300,910)
                                                       --------------   --------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid to purchase property and equipment                (5,250)            (608)              (91,851)
   Cash received on disposition of equipment                       --               --                 5,900
                                                       --------------   --------------   -------------------
NET CASH USED IN INVESTING ACTIVITIES                          (5,250)            (608)              (85,951)
                                                       --------------   --------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net cash activity on officer and employee advances         (35,754)          20,380                (1,010)
   Principal received from notes payable                      166,783               --               238,383
   Principal paid on notes payable                             (3,171)              --                (3,171)
   Loan acquisition fees paid                                    (966)              --                  (966)
   Sale of preferred stock                                    658,500               --               658,500
   Cash paid to redeem preferred stock                       (122,250)              --              (122,250)
   Sale of common stock                                       894,620          219,100             2,443,770
   Cash paid for raising capital                             (147,839)              --              (172,839)
   Cash paid to acquire treasury stock                         (2,215)              --                (2,215)
   Cash paid for preferred stock dividends                    (26,074)              --               (26,074)
                                                       --------------   --------------   -------------------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                  1,381,634          239,480             3,012,158
                                                       --------------   --------------   -------------------

INCREASE (DECREASE) IN CASH                                   614,713            8,084               625,297

Cash at beginning of period                                     8,084               --                    --
                                                       --------------   --------------   -------------------

CASH AT END OF PERIOD                                  $      622,797   $        8,084   $           625,297
                                                       ==============   ==============   ===================

The accompanying notes are an integral part of these financial statements

                             ADZONE RESEARCH, INC.
                         (a development stage company)
                            STATEMENTS OF CASH FLOWS
                    Years ended March 31, 2004 and 2003 and
    Period from February 28, 2000 (date of inception) through March 31, 2004


                                                                                  Period from
                                                                               February 28, 2000
                                                                               (date of inception)
                                                 Year ended      Year ended         through
                                               March 31, 2004  March 31, 2003    March 31, 2004
                                               --------------  --------------  -------------------
SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period              $        6,029  $        2,527  $             8,556
                                               ==============  ==============  ===================
     Income taxes paid for the period          $           --  $           --  $                --
                                               ==============  ==============  ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     Common stock issued for prepaid interest  $           --  $           --  $            31,250
                                               ==============  ==============  ===================
     Common stock issued in repayment of
       short-term debt                         $           --  $           --  $            21,600
                                               ==============  ==============  ===================
     Common stock issued for prepaid
       consulting fees                         $           --  $       28,000  $            28,000
                                               ==============  ==============  ===================
     Common stock issued in partial
       payment of accrued officers
       compensation                            $      192,797  $       65,000  $           257,797
                                               ==============  ==============  ===================


The accompanying notes are an integral part of these financial statements

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

The events which occurred on September 11, 2001, and subsequent thereto, generated additional interest in the Company's internet data mining research capabilities for potential private and public sector clients. Management continues to maintain the belief that the Company will be able to acquire various contracts to provide research information for various private and public sector purposes. On May 27, 2003, the Company received a $50,000 contract from a major United States defense contractor to provide support services related to that entity's provision of services for Homeland Security issues. This contract generated gross revenues of approximately $75,000 during the Fiscal Year ended March 31, 2004.

In May 2003, the Company executed a letter of intent based on a proposal for services issued to a major United States Governmental agency (Agency). The Agency subsequently issued and executed a contract with an initial face value of $100,000 with provisions for increases based on certain specified performance benchmarks.

With cumulative revenues of approximately $159,000 from limited revenue sources, the Company remains in the development stage.

The Company continues to be dependent on private placements of equity securities and the proceeds from the sale of common stock to employees and officers under the Company's Stock Option Plan to provide sufficient working capital to maintain the integrity of the corporate entity.

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

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2.    Accounts receivable and revenue recognition

      In the normal course of business, the Company periodically extends unsecured credit to it's customers which during Fiscal 2004 were 100% derived from a sole source. Because of the credit risk involved, management will provide an allowance for doubtful accounts which will reflect its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

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

7.    Income taxes

      The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2004 and 2003, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences.

      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of March 31, 2004 and 2003, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

8.    Loss per share

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

      As of March 31, 2004 and 2003, the Company's outstanding stock options and warrants are deemed to be anti-dilutive due to the Company's net operating loss position.


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


NOTE F - CONCENTRATIONS OF CREDIT RISK

The  Company  maintains  its cash  accounts  in various  financial  institutions
subject  to  insurance   coverage  issued  by  the  Federal  Deposit   Insurance
Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the year ended March 31, 2004 the Company had deposits in these financial institutions at various times for varying lengths of time with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses to date as a result of any of these unsecured situations.



               (Remainder of this page left blank intentionally)

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2004 and 2003:

                                                   March 31,         March 31,
                                                     2004              2003           Estimated life
                                               ----------------  ----------------     --------------

         Computer equipment                            $54,168           $50,856          3 years
         Office furniture and other equipment            7,930            10,004          7 years
                                                       -------            ------
                                                        62,098            60,860
         Less accumulated depreciation                 (51,675)          (49,255)
                                                        ------            ------

         Net property and equipment                    $10,423           $11,605
                                                        ------            ======

Depreciation expense for the years ended March 31, 2004 and 2003 and the period from February 28, 2000 (date of inception) through March 31, 2004 was $5,469, $16,923, and $58,750, respectively.


NOTE H - NOTES PAYABLE
                                                            March 31,  March 31,
                                                              2004       2003
                                                            ---------  ---------
$50,000 installment note payable to an individual.
   Interest imputed at 15.0% and paid in advance
   with the issuance of 250,000 shares of restricted,
   unregistered common stock to the lender.  Payable
   in monthly installments of $1,000 commencing
   September 1, 2001 and each successive month until
   paid in full.  Scheduled payments are in default at
   March 31, 2004 and the entire amount is classified
   as "current" in the accompanying financial statements.
   Unsecured.                                               $  50,000    $50,000

$15,958 promissory note payable to a law firm.
   Interest at 9.0%.  Originally payable in full
   on June 30, 2001.  Renegotiated as a result
   of litigation during February 2004.  Payable
   as follows: $5,000 on the date of execution
   of the settlement agreement; seven monthly
   installments of $2,000, starting March 13, 2004;
   final installment of $766.50 on October 13, 2004.
   Non-interest bearing subsequent to the February
   2004 settlement date.   Secured by 150,000
   shares of common stock owned by the
   Company's Chief Operating Officer.                          12,787     15,958
                                                            ---------  ---------

                                                            $  62,787  $  65,958
                                                            =========  =========

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE I - ADVANCES FROM OFFICERS

In prior periods, the Company's officers advanced various monies to the Company under formal unsecured note documents bearing interest at 10.0%. The advances are repayable in aggregate monthly amounts of approximately $370. Due to the nature of the debt and irregular payment history, these advances are classified as "current" in the accompanying financial statements.

During Fiscal 2004, all amounts advanced by Company officers were repaid in full.


NOTE J - LONG-TERM NOTES PAYABLE

                                                                March 31,  March 31,
                                                                  2004       2003
                                                                ---------  ---------
Four separate notes payable to a non-financial institution
   investment corporation.  Interest at the prevailing Prime
   Rate plus 100 basis points (5.00% at March 31, 2004),
   payable quarterly in arrears plus an origination fee equal to 1.0% of the principal amount.  Principal payable in
   full in May 2006.  Collateralized by shares of the
   Company's common stock (aggregating approximately
   7,958,121 shares at March 31, 2004) , placed in escrow
   with the lender's brokerage firm, owned by the Company's
   Chief Executive and Chief Operating Officers, respectively.  $ 166,783  $       -
                                                                =========  =========

The lender was  inconsistent in the  application of the 1.0%  origination fee in
the  various  closing  documents.   The  Company  is  contingently   liable  for
approximately $709 in unbilled and unremitted origination fees.


NOTE K - OFFICER COMPENSATION

On February 5, 2004, the Company entered into an Employment Agreement with Mr. Charles Cardona (CCardona), which superseded all prior agreements. In this agreement, CCardona will continue to serve as the Company's Chief Executive Officer, through February 5, 2007. This agreement contains the following terms and conditions:

Position:                      CEO
Effective Date:                February 5, 2004
Base Salary:                   2004 - $161,000 annual
                               2005 - $181,000 annual
                               2006 - $191,000 annual
                               2007 - $208,000 annual

The initial base salary shall be reduced to $1,500 per week until such time as the company [sic] reaches a cash flow positive position for at least 1 month, or the company raises at least $2 Million within 12 months, or management deems that the companies cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

     Bonuses:                  Quarterly Qualitative Bonus of $ 10,000
                               2nd Year, Year end Qualitative Bonus of $ 25,000
     Profitability Bonus:      If the company reaches annual  profitability
                               employee will receive a $100,000 bonus plus
                               250,000 shares in stock.

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - OFFICER COMPENSATION - CONTINUED

      CCardona shall receive an annual bonus as follows: 0.5% of the previous years revenues plus 3.5% of the previous years profits plus 0.5% of the transaction price of any acquisition.

      The Board of Directors shall at it's discretion grant up to an additional $100,000 in bonus to CCardona on an annual basis.

      Stock Options:           The employee  shall  receive  options to purchase
                               3,000,000 (Three Million) shares as follows:
                               Options for 750,000 shares at $.85 (85 cents )
                               Options for 750,000 shares at $1.00 (1 dollar )
                               Options for 750,000 shares at $1.50 (1 dollar and 50 cents )
                               Options for 750,000 shares at $1.75 (1 dollar and 75 cents )

                               Additionally the employee shall receive the following 3,000,000 options upon the company achieving $500,000 in total revenues prior to March 31, 2005.
                               Options for 750,000 shares at $.85 (85 cents ) Options for 750,000 shares at $1.00 (1 dollar ) Options for 750,000 shares at $1.50 (1 dollar and 50 cents )
                               Options for 750,000 shares at $1.75 (1 dollar and 75 cents )

      All the options granted above shall be exercisable for 6 years from the date of granting. Additionally the company shall maintain any existing options under previous contracts.

Additional Incentives:         Charles A.  Cardona  will receive 5% of all sales
                               he is involved with.

Other Agreements:              Medical  and Dental  insurance  is fully paid for
                               the employee by the Company during the employment
                               period.   Company  shall  reimburse  or  pay  for
                               reasonable  company  vehicle  expenses  including
                               lease  or  purchase  payments,   gas,  tolls  and
                               repairs.

Legal Representation:          AdZone Research agrees to defend employee against
                               any and  all  legal  claims  and  litigation.  In
                               addition,  AdZone Research  further agrees to pay
                               all expenses arising from any and all litigation,
                               including  but not  limited to  attorney's  fee's
                               legal  fee's,   misc.   expenses,   .[sic]  Legal
                               representation   for  Charles  A.   Cardona  will
                               continue beyond the term of this contract and will continue for the remainder of Charles A.
                               Cardona's life.

On February 5, 2004, the Company entered into an Employment Agreement with Mr. John A. Cardona (JCardona), which superseded all prior agreements. In this agreement, JCardona will serve as the Company's Chief Operating Officer, through February 5, 2007. This agreement contains the following terms and conditions:

Position:                      COO
Effective Date:                February 5, 2004
Base Salary:                   2004 - $161,000 annual
                               2005 - $181,000 annual
                               2006 - $191,000 annual
                               2007 - $208,000 annual

The initial base salary shall be reduced to $1500 per week until such time as the company [sic] reaches a cash flow positive position for at least 1 month, or the company raises at least $2 Million within 12 months, or management deems that the companies cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - OFFICER COMPENSATION - CONTINUED

      Bonuses:                 Quarterly Qualitative Bonus of $ 10,000
                               2nd Year, Year end Qualitative Bonus of $ 25,000

      Profitability Bonus:     If  the  company  reaches  annual   profitability
                               employee  will  receive  a  $100,000  bonus  plus
                               250,000 shares in stock.

      JCardona shall receive an annual bonus as follows: 0.5% of the previous years revenues plus 3.5% of the previous years profits plus 0.5% of the transaction price of any acquisition.

      The Board of Directors shall at it's discretion grant up to an additional $100,000 in bonus to JCardona on an annual basis.

      Stock Options:           The employee  shall  receive  options to purchase
                               3,000,000 (Three Million) shares as follows:
                               Options for 750,000 shares at $.85 (85 cents )
                               Options for 750,000 shares at $1.00 (1 dollar )
                               Options for 750,000 shares at $1.50 (1 dollar and 50 cents )
                               Options for 750,000 shares at $1.75 (1 dollar and 75 cents )

                               Additionally the employee shall receive the following 3,000,000 options upon the company achieving $500,000 in total revenues prior to March 31, 2005.
                               Options for 750,000 shares at $.85 (85 cents ) Options for 750,000 shares at $1.00 (1 dollar ) Options for 750,000 shares at $1.50 (1 dollar and 50 cents )
                               Options for 750,000 shares at $1.75 (1 dollar and 75 cents )

      All the options granted above shall be exercisable for 6 years from the date of granting. Additionally the company shall maintain any existing options under previous contracts.

Additional Incentives:         John A.  Cardona  will receive 5% of all sales he
                               is involved with.

Other Agreements:              Medical  and Dental  insurance  is fully paid for
                               the employee by the Company during the employment
                               period.   Company  shall  reimburse  or  pay  for
                               reasonable  company  vehicle  expenses  including
                               lease  or  purchase  payments,   gas,  tolls  and
                               repairs.

Legal Representation:          AdZone Research agrees to defend employee against
                               any and  all  legal  claims  and  litigation.  In
                               addition,  AdZone Research  further agrees to pay
                               all expenses arising from any and all litigation,
                               including  but not  limited to  attorney's  fee's
                               legal  fee's,   misc.   expenses,   .[sic]  Legal
                               representation  for John A. Cardona will continue
                               beyond  the  term  of  this   contract  and  will
                               continue for the remainder of John A. Cardona's life.



               (Remainder of this page left blank intentionally)

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE K - OFFICER COMPENSATION - CONTINUED

In March 2003, the Company entered into an employment agreement with Daniel Wasserman (Wasserman) to serve as its Executive Vice President and Managing Director of Global Defense Group for a 12-month period. Under this agreement, Wasserman receives a salary of $175,000 per year, commencing upon closing of a paid sale or completed financing of $1,000,000 or more. Until such time, the Company shall pay Wasserman an interim salary beginning at $550 per week. The salary will increase by $1000 per month upon the first paid sale of $50,000 or more made by Wasserman. The salary will then increase by an additional $1500 per month upon each paid sale of $100,000 or more made by Wasserman. These increases will continue until the standard base salary of $175,000 per year is reached. This salary is independent of any commission, which may be earned and paid. Should Wasserman reach $1,200,000 in paid sales by the end of 2003, Wasserman will be entitled to full base salary of $175,000 for the entire year of 2003, any back portion of which is unpaid at that time will be paid to Wasserman within 30 days. This provision is in addition to any commission, which is due and payable. Wasserman also received a contract signing bonus of 450,000 shares. The Company shall pay Wasserman a bonus of 100,000 shares upon the contracting of a sale of $1,000,000 or more. Wasserman shall be entitled to 4 weeks paid vacation, plus 10 holiday days off per year. Unused vacation will be paid at the end of the year. Medical benefits will be paid by the Company once the board begins coverage for the employee. The Company shall pay Wasserman a cash bonus of $175,000 should sales exceed $3,000,000 for the calendar year of 2003. This bonus shall be paid proportionally as sales revenues are received. Wasserman shall receive 1.5 % of the first $1,000,000 of contract value as paid on each contract brought in by Wasserman and 2.5% of contract values above $1,000,000 as paid on each contract brought in Wasserman. Additional compensation for consulting contracts brought in will be negotiated on a case by case basis. This commission shall be payable when funds are received by the company and shall be paid to the employee regardless of the salary status. There shall be an additional sales commission bonus of 1% on any $500,000 plus sale closed prior to July 4, 2003. Should a multi year contract be closed, this bonus shall apply to first year value only. This commission bonus shall be paid as the money is received by AdZone.

As of March 31, 2004 and 2003, total cumulative amounts unpaid under the agreements with CCardona and JCardona are as follows:

                                                 March 31,     March 31,
                                                   2004          2003
                                                 ---------     ----------
      Officer compensation                       $ 160,926     $  570,360
                                                 =========     ==========

Future minimum amounts payable under the Cardona contracts are as follows:

                                                Year ending
                                                 March 31,       Amount
                                                -----------    ----------
                                                   2005        $  328,667
                                                   2006           365,333
                                                   2007           387,667
                                                   2008           346,666
                                                               ----------
                                                  Totals       $1,428,333
                                                               ==========


               (Remainder of this page left blank intentionally)

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE L - INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31, 2004 and 2003 and for the period from February 28, 2000 (date of inception) through March 31, 2004, respectively, are as follows:

                                                                Period from
                                                             February 28, 2000
                                                             (date of inception)
                               Year ended      Year ended         through
                             March 31, 2004  March 31, 2003    March 31, 2004
                             --------------  --------------  -------------------
Federal:
  Current                    $           --  $           --  $                --
  Deferred                               --              --                   --
                             --------------  --------------  -------------------
State:
  Current                                --              --                   --
  Deferred                               --              --                   --
                             --------------  --------------  -------------------

Totals                       $           --  $           --  $                --
                             ==============  ==============  ===================

As of March 31, 2004, the Company has a net operating loss carryforward of approximately $4,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for each of the years ended March 31, 2004 and 2003 and for the period from February 28, 2000 (date of inception) through March 31, 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                        Period from
                                                                                     February 28, 2000
                                                                                     (date of inception)
                                                       Year ended      Year ended         through
                                                     March 31, 2004  March 31, 2003    March 31, 2004
                                                     --------------  --------------  -------------------
Statutory rate applied to loss before income taxes   $     (590,935)  $     (315,225)  $        (1,631,000)
Increase (decrease) in income taxes resulting from:
    State income taxes                                           --               --                    --
   Non-deductible charges for compensation expense
     related to issuances of common stock at less
     than "fair value"                                       80,800           34,500               115,500
    Other, including reserve for deferred tax asset         510,135          280,725             1,515,500
                                                     --------------   --------------   -------------------

      Income tax expense                             $           --   $           --   $                --
                                                     ==============   ==============   ===================

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE L - INCOME TAXES - CONTINUED

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003:

                                                March 31, 2004   March 31, 2003
                                                --------------   --------------
Deferred tax assets
Net operating loss carryforwards                $    1,360,000   $      790,000
Less valuation allowance                            (1,360,000)        (790,000)
                                                --------------   --------------

  Net Deferred Tax Asset                        $           --   $           --
                                                ==============   ==============

During the years ended March 31, 2004 and 2003, the reserve for the deferred current tax asset increased by approximately $570,000 and $73,400, respectively.


NOTE M - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of March 31, 2004 and 2003, respectively:

                                                        March 31, 2004               March 31, 2003
                                                        --------------               --------------
                                                   # shares      par value      # shares      par value
                                                   --------      ---------      --------      ---------
9.0% Series A Cumulative Convertible Stock           24.22         $   -              -         $   -
9.0% Series B Cumulative Convertible Stock           31.00             -              -             -
                                                     -----         -----          -----         -----
     Totals                                          55.22         $   -              -         $   -
                                                     =====         =====          =====         =====

9.0% Series A Cumulative Preferred Stock

On August 12, 2003, the Company opened a Private Placement Memorandum to sell up to 50 Units, consisting of one (1) share of 9.0% Series A Cumulative Preferred Stock and Warrants to purchase up to 4,220,459 shares of the Company's common stock at a price of $10,000 per Unit. The number of warrants to be issued to each purchaser was determined by dividing the purchase price of the Unit by the average bid price of the Company's common stock during the 5 day trading period prior to such purchaser's delivery of cleared funds to the Company's Escrow Agent for this specific offering.

Each share of Series A Preferred Stock may be converted, at the sole option of the holder, into shares of the Company's common stock commencing on the earlier of (1) 180 days after the date any share of Series A Preferred Stock was first issued or (2) the effective date of a Registration Statement registering shares of the Company's Common Stock issuable upon conversion of the Series A Preferred Stock. The number of shares of common stock that may be received upon conversion shall be determined by dividing 115.0% of the price of a Unit ($11,500) by the average closing bid price of the Company's common stock during the 5 trading days immediately prior to receipt by the Company of the Preferred Shareholder's notice of intent to convert. However, in no case, will any share of Series A Preferred Stock be convertible into more than 500,000 shares of the Company's common stock.

Additionally, at the Company's option, the Company may elect to redeem all of the outstanding shares of Series A Preferred Stock at any time at a price equal to $11,500 per share, plus all dividends accrued to the date of redemption. The Company also has the option, within 3 business days of the receipt of a notice to convert from a Preferred Shareholder, to pay such shareholder $11,500, plus all accrued dividends, in lieu of the conversion.

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE M - PREFERRED STOCK TRANSACTIONS - CONTINUED

9.0% Series A Cumulative Preferred Stock - continued

The Series A Preferred Stock accrues dividends at a rate of 9.0% per annum, from the date of issue, and the accrued dividends are payable monthly on the last business day of each month. In the event that the accrued dividends are unpaid for 12 consecutive months, the holders of the Series A Preferred Stock, voting as a class, shall have the right to elect one member to the Company's Board of Directors to fill such newly-created position as created by the default.

Each share of Series A Preferred Stock is entitled to vote on all matters submitted to the Company's shareholders at a rate of 100,000 votes per share of Series A Preferred Stock held by each respective shareholder.

The Company is contractually obligated to file a Registration Statement with the
U. S. Securities and Exchange Commission, and use its best efforts to have said Registration Statement declared effective within 120 days of the closing date of this Private Placement Memorandum, registering a number of shares of its common stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants. This offering was closed by the Company on October 31, 2003. As of March 31, 2004, and subsequent thereto, the Company has not filed the required Registration Statement.

The Company initially sold approximately 34.85 Units for gross proceeds of approximately $348,500 and redeemed approximately 10.63 Units at a gross redemption price of approximately $122,250, inclusive of the 15.0% redemption premium upon the sale of 9.0% Series B Cumulative Preferred Stock. The Company paid a commission of approximately $41,280 to Spartan Securities Group, Ltd. for the selling of this offering. Additionally, Spartan Securities Group, Ltd. was the purchaser of one (1) Unit and received a commission related to the purchase of it's Unit.

9.0% Series B Cumulative Preferred Stock

On November 17, 2003, the Company opened a Private Placement Memorandum to sell up to 100 Units, consisting of one (1) share of 9.0% Series B Cumulative Preferred Stock and Warrants to purchase up to 2,091,138 shares of the Company's common stock at a price of $10,000 per Unit. The number of warrants to be issued to each purchaser was determined by dividing the purchase price of the Unit by the average bid price of the Company's common stock during the 5 day trading period prior to such purchaser's delivery of cleared funds to the Company's Escrow Agent for this specific offering.

Each share of Series B Preferred Stock may be converted, at the sole option of the holder, into shares of the Company's common stock commencing on the earlier of (1) 180 days after the date any share of Series B Preferred Stock was first issued or (2) the effective date of a Registration Statement registering shares of the Company's Common Stock issuable upon conversion of the Series B Preferred Stock. The number of shares of common stock that may be received upon conversion shall be determined by dividing $11,000 by the average closing bid price of the Company's common stock during the 2 trading days immediately prior to receipt by the Company of the Preferred Shareholder's notice of intent to convert. However, in no case, will any share of Series B Preferred Stock be convertible into more than 100,000 shares of the Company's common stock.

Additionally, at the Company's option, the Company may elect to redeem all of the outstanding shares of Series B Preferred Stock at any time at a price equal to $11,000 per share, plus all dividends accrued to the date of redemption.

The Series B Preferred Stock accrues dividends at a rate of 9.0% per annum, from the date of issue, and the accrued dividends are payable monthly on the last business day of each month. In the event that the accrued dividends are unpaid for 12 consecutive months, the holders of the Series B Preferred Stock, voting as a class, shall have the right to elect one member to the Company's Board of Directors to fill such newly-created position as created by the default.

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE M - PREFERRED STOCK TRANSACTIONS - CONTINUED

9.0% Series B Cumulative Preferred Stock - continued

Each share of Series B Preferred Stock is entitled to vote on all matters submitted to the Company's shareholders at a rate of 100,000 votes per share of Series B Preferred Stock held by each respective shareholder.

The Company is contractually obligated to file a Registration Statement with the
U. S. Securities and Exchange Commission, and use its best efforts to have said Registration Statement declared effective within 120 days of the closing date of this Private Placement Memorandum, registering a number of shares of its common stock issuable upon the conversion of the Series B Preferred Stock and the exercise of the Warrants. This offering was closed by the Company on January 15, 2004. As of March 31, 2004, and subsequent thereto, the Company has not filed the required Registration Statement.

The Company initially sold approximately 31.00 Units for gross proceeds of approximately $310,000. The Company paid a commission of approximately $36,000 to Spartan Securities Group, Ltd. for the selling of this offering. Additionally, approximately $122,250 of the net proceeds were used to repurchase approximately 10.63 shares of the then issued and outstanding 9.0% Series A Preferred Stock.

Dividend reserve

In conjunction with the Series A and Series B Preferred Stock transactions, the Company established a contractual reserve account for the payment of 12 months of dividends. At March 31, 2004, approximately $37,300 was in two separate bank accounts maintained by the Company's Escrow Agent for the payment of monthly dividends.


NOTE N - COMMON STOCK TRANSACTIONS

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

On May 27, 2004, pursuant to actions filed on a Schedule 14C, the Company's Articles of Incorporation were amended to allow for the issuance of up to 200,000,000 shares of $0.001 par value common stock from 100,000,000 shares of $0.001 par value previously authorized. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

During Fiscal 2004, 2003 and 2002, the Company issued approximately 20,735,793, 25,364,332 and 3,136,108 shares of common stock, in both registered and restricted, unregistered form.

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


NOTE N - COMMON STOCK TRANSACTIONS - CONTINUED

The following table recaps the status of each of the Company's Registration Statements on Form S-8:

                                    Cumulative   Cumulative
                                     number of    number of   Remaining
                                      shares       shares       to be
                                    registered     issued      issued
                                    ----------   ----------   ---------
Filing dated 1/28/02                   538,665      459,998      78,667
Filing dated 2/21/02                   303,000      171,000     132,000
Filing dated 3/26/03 (as amended)   17,100,000   16,864,000   2,036,000

The following table presents the various categories for stock issuances during Fiscal 2004, 2003 and 2002:

                                           Registered   Restricted      Total
                                          -----------  -----------   -----------
  Balances at March 31, 2001                5,346,000   18,000,022    23,346,022
    Cash                                           --      744,442       744,442
    Conversion of short-term loans                 --      360,000       360,000
    Consulting and Legal services             681,666       25,000       706,666
    Lawsuit settlement                             --      500,000       500,000
    Legal services                                 --      170,000       170,000
    Operating expenses                             --      405,000       405,000
    Personnel compensation                         --      250,000       250,000
                                          -----------  -----------   -----------

  Balances at March 31, 2002                6,027,666   20,454,464    26,482,130

    Cash                                           --    2,413,334     2,413,334
    Consulting and Legal services          12,258,332    2,982,666    15,240,998
    Directors fees                                 --      160,000       160,000
    Operating expenses                             --       10,000        10,000
    Personnel compensation                         --    5,790,000     5,790,000
    Reclassifications per Rule 144(k)      20,454,464  (20,454,464)           --
                                          -----------  -----------   -----------

  Balances at March 31, 2003               38,740,462   11,356,000    50,096,462

    Cash                                    2,100,000      772,333     2,872,333
    Capital formation and public relations         --      730,700       730,700
    Consulting and Legal services           1,075,000      200,000     1,275,000
    Directors fees                                 --      280,000       280,000
    Operating expenses                             --    1,278,760     1,278,760
    Personnel compensation                         --   14,299,000    14,299,000
    Reclassifications per Rule 144(k)      11,356,000  (11,356,000)           --
                                          -----------  -----------   -----------

  Balances at March 31, 2004               53,271,462   17,560,793    70,832,255
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

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE N - COMMON STOCK TRANSACTIONS - CONTINUED

The following tables recap the Company's stock issuances, by purpose or function, for each of the Fiscal Years ended March 31, 1004, 2003 and 2002, respectively:

                        FISCAL YEAR ENDED MARCH 31, 2002

Issuances pursuant to an exemption from registration pursuant to Section 4(2)
-----------------------------------------------------------------------------

  Date of                                             Number    Proceeds or     Excess
   Issue                       Issuee               of Shares    Valuation    fair value
 ---------      ----------------------------------  ----------  -----------   ----------
Cash
----
8/22/2001       Seth Blumenthal                        100,000  $     7,000   $       --
8/29/2001       Suzanne Tryphonos                        1,666          100           --
10/11/2001      Thomas Clemens                          33,333        2,000           --
10/11/2001      Gerard Stankewicz                       33,333        2,000           --
10/11/2001      Barbara Welker                          10,000          600           --
10/11/2001      Marcia Strada                           10,000          600           --
10/22/2001      Colleen Strada                          10,000          600           --
10/31/2001      Kenneth Ullman                         444,444       20,000           --
12/18/2001      Gerard Stankewicz                       16,666        2,000          500
1/22/2002       Ruth Makofske                           85,000        5,000           --
                                                    ----------  -----------   ----------
                                                       744,442  $    39,900   $      500
                                                    ==========  ===========   ==========
Conversion of short-term loans (1)
----------------------------------
8/10/2001       Barbara Welker                         166,667  $    10,000   $       --
8/10/2001       Charles Blanchfield                     83,333        5,000           --
8/10/2001       Thomas Clemens                          50,000        3,000           --
8/10/2001       Marilyn Hyman                           33,333        2,000           --
8/10/2001       Joe Mortimer                            16,667        1,000           --
8/10/2001       Suzanne Tryphonos                       10,000          600           --
                                                    ----------  -----------   ----------
                                                       360,000  $    21,600   $       --
                                                    ==========  ===========   ==========
Consulting and Legal services
-----------------------------
11/29/2001      Seth Blumenthal                         25,000  $     1,000   $      250
                                                    ==========  ===========   ==========

Lawsuit settlement (2)
----------------------
9/9/2001        Competitive Media Reporting, LLC.      500,000  $    20,000   $       --
                                                    ==========  ===========   ==========

Legal services (3)
------------------
Various         Warren Hamburger                       170,000  $     9,700   $       --
                                                    ==========  ===========   ==========

Operating expenses
------------------
1/29/2002       Jeffrey Halbirt (4)                    200,000  $    14,000   $       --
1/29/2002       Terry Nield (4)                        200,000       14,000           --
3/14/2002       Sheldon Katz (5)                         5,000          250           --
                                                    ----------  -----------   ----------
                                                       405,000  $    28,250   $       --
                                                    ==========  ===========   ==========
Personnel compensation
----------------------
3/24/2002       Daniel Wasserman (6)                   250,000  $    15,000   $       --
                                                    ==========  ===========   ==========

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE N - COMMON STOCK TRANSACTIONS - CONTINUED

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

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission

 Date of                                      Number    Proceeds or     Excess
  Issue                   Issuee            of Shares    Valuation    fair value
---------      ---------------------------  ----------  -----------   ----------
Consulting services
-------------------
12/13/2001     Charles Blanchfield (7)          40,000  $     4,000   $        -
12/13/2001     Robert King (7)                  40,000        4,000            -
12/13/2001     Thomas Kober (7)                 40,000        4,000            -
12/13/2001     Theresa Kober (7)               300,000       18,000            -
1/29/2002      Leonard Braumberger (8)         133,333       16,000            -
3/1/2002       Leonard Braumberger (8)          53,333        8,000            -
2/21/2002      Dave Grandy (9)                  75,000        9,000            -
                                            ----------  -----------   ----------
                                               681,666  $    63,000   $        -
                                            ==========  ===========   ==========

(7) - Issued to various professionals, some of whom were existing shareholders, providing legal and accounting services to the Company under one-year contracts.
(8) - Issued to Mr. Braumberger and/or Communique Media Services, Inc. of Blaine, Washington, an unrelated entity, to provide web development services and maintain the Company's corporate internet web site for a fee of $8,000 per month payable in shares as registered on a January 28, 2001 Form S-8 filing.
(9) - Issued to Mr. Grandy and/or International Standard Consulting Corporation of Vancouver, British Columbia, Canada, an unrelated entity, to provide strategic business and technology development consulting services for a fee of $4,500 per month payable in shares as registered on a February 21, 2001 Form S-8 filing.


               (Remainder of this page left blank intentionally)

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE N - COMMON STOCK TRANSACTIONS - CONTINUED

                        FISCAL YEAR ENDED MARCH 31, 2003
                        --------------------------------

Issuances pursuant to an exemption from registration pursuant to Section 4(2)
-----------------------------------------------------------------------------
 Date of                                       Number   Proceeds or     Excess
  Issue                   Issuee             of Shares   Valuation    fair value
---------      ----------------------------  ---------  -----------   ----------
Cash
----
5/15/02        B&G Holding Co.                  75,000  $     5,000   $        -
6/6/02         Eleanor Garrett                 300,000       15,000            -
6/6/02         Warren Hamburger (10)           200,000       10,000            -
6/24/02        Kevin Messina                   375,000       15,000            -
7/19/02        Scott Bolkema                   700,000       35,000            -
10/8/02        Carl Washwick                   333,334       10,000            -
11/18/02       Joshua Blumenthal                50,000       10,000            -
3/21/02        Eleanor Garrett                 140,000        2,000            -
3/21/03        Warren Hamburger (10)           140,000        2,000            -
3/31/03        Warren Hamburger (10)           100,000        2,000            -
                                             ---------  -----------   ----------
                                             2,413,334  $   106,000   $        -
                                             =========  ===========   ==========
Consulting and Legal Services
-----------------------------
8/2/02         Jack Kratoville (11)             20,000  $     1,200   $        -
Various        Keith Peters (12)               100,000       10,000            -
9/7/02         Dag Finn Sjoen (11/18)           10,000          250            -
9/20/02        Suzanne Tryphonos (13)           16,666          333            -
Various        Warren Hamburger (10/14)        310,000        6,200            -
10/4/02        Kathleen Kenney (14)             25,000          500            -
Various        Jason Genet (15)              1,225,000       36,875            -
10/11/02       First American Ventures (16)    500,000       12,500            -
11/20/02       Bob Schmidt                     100,000        5,000            -
12/12/02       Robert Fitzpatrick (14)          60,000        1,200            -
Various        Arthur Metz (17)                326,000       10,060            -
2/28/03        Thomas Kober (17)               100,000        3,000            -
3/21/03        Charles Blanchfield (17)        100,000        3,000            -
3/21/03        Thomas Gavin (16)               100,000        5,000            -
                                             ---------  -----------   ----------
                                             2,992,666  $    95,118   $        -
                                             =========  ===========   ==========
Directors fees
--------------
5/1/02         John Conley                      10,000  $       500   $        -
11/18/02       Jonathan White                   40,000        4,500            -
2/28/03        Russell Ivy                      10,000          300            -
2/28/03        John Conley                      50,000        1,500            -
2/28/03        Jonathan White                   50,000        1,500            -
                                             ---------  -----------   ----------
                                               160,000  $     8,300   $        -
                                             =========  ===========   ==========

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE N - COMMON STOCK TRANSACTIONS - CONTINUED

 Date of                                       Number   Proceeds or     Excess
  Issue                   Issuee             of Shares   Valuation    fair value
---------      ----------------------------  ---------  -----------   ----------
Personnel compensation
----------------------
2/28/02        Charles Cardona               2,000,000  $    30,000   $        -
2/28/03        John Cardona                  2,000,000       30,000            -
8/5/02         Elizabeth Neese                   5,000          500            -
7/9/02         Daniel Wasserman                300,000       12,000            -
Various        Reidar Sjoen (18)               625,000       12,500            -
Various        Valerie Cardona (19)            425,000       10,000            -
Various        Thomas Madigan                   85,000        1,650            -
Various        Ursula Olivares                 350,000        8,000            -
                                             ---------  -----------   ----------

                                             5,790,000  $   104,650   $        -
                                             =========  ===========   ==========

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

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission

 Date of                                       Number   Proceeds or     Excess
  Issue                   Issuee             of Shares   Valuation    fair value
---------      ----------------------------  ---------  -----------   ----------
                                           Common stock directly issued
                                           ----------------------------
Consulting and Legal services
-----------------------------
4/3/02         Leonard Braumberger (8)          53,333  $     8,000   $        -
4/10/02        Dave Grandy (9)                  30,000        4,500            -
5/7/02         Leonard Braumberger (8)          53,333        8,000            -
5/7/02         Dave Grandy (9)                  30,000        4,500            -
6/6/02         Leonard Braumberger (8)          53,333        8,000            -
6/6/02         Dave Grandy (9)                  18,000        4,500            -
7/1/02         Leonard Braumberger (8)          53,333        8,000            -
7/1/02         Dave Grandy (9)                  18,000        4,500            -
8/19/02        Tyler Byrd (12)                 400,000       24,000            -
8/19/02        Thomas Gavin (16)               175,000       10,500            -
9/7/02         Thomas Gavin (16)               140,000        7,000            -

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE N - COMMON STOCK TRANSACTIONS - CONTINUED

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission - Continued

 Date of                                       Number   Proceeds or     Excess
  Issue                   Issuee             of Shares   Valuation    fair value
---------      ----------------------------  ---------  -----------   ----------
                                      Common stock directly issued - continued
                                      ----------------------------
Consulting and Legal services - continued
-----------------------------
9/20/02         Charles Blanchfield (17)       233,333        9,333            -
9/20/02         Robert King (17)               233,333        9,333            -
9/20/02         Thomas Kober (17)              233,334        9,334            -
10/4/02         Robert Fitzpatrick (14)        100,000        3,000            -
10/7/02         Jason Genet (15)               400,000        8,000        8,000
10/9/02         Leonard Braumberger (8)         60,000        8,000            -
1/1/03          Thomas Gavin (17)              306,000       15,300            -
1/10/03         John Calcagni (14)             168,000        4,200            -
3/27/03         Hank Zemla (12)                150,000        2,250            -
                                             ---------  -----------   ----------
                                             2,908,332  $   160,250   $    8,000
                                             =========  ===========   ==========

             Common stock issued pursuant to the granting of options to purchase
             -------------------------------------------------------------------
 Date of                                       Number   Proceeds or     Excess
  Issue                   Issuee             of Shares   Valuation    fair value
---------      ----------------------------  ---------  -----------   ----------
Consulting and Legal services
-----------------------------
8/19/02         Kyle Kennedy (20) (*)          500,000  $    18,000   $   12,000
10/7/02         Kyle Kennedy (20) (*)          250,000        2,500        5,000
10/16/02        Kyle Kennedy (20) (*)        1,000,000       15,000       20,000
11/12/02        Kyle Kennedy (20) (*)          200,000        3,000        3,000
11/26/02        Kyle Kennedy (20) (*)          300,000        4,300        2,700
12/10/02        Kyle Kennedy (20) (*)        2,100,000       30,800       23,100
1/23/03         Kyle Kennedy (20) (*)        1,050,000       11,000       15,750
1/28/03         Kyle Kennedy (20) (*)        3,950,000       28,500       11,850
                                             ---------  -----------   ----------
                                             9,350,000  $   113,100   $   93,400
                                             =========  ===========   ==========

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



               (Remainder of this page left blank intentionally)

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE N - COMMON STOCK TRANSACTIONS - CONTINUED

                           YEAR ENDED MARCH 31, 2004
                           -------------------------

Issuances pursuant to an exemption from registration pursuant to Section 4(2)
-----------------------------------------------------------------------------
 Date of                                       Number   Proceeds or     Excess
  Issue                  Issuee              of Shares   Valuation    fair value
---------     ----------------------------  ----------  -----------   ----------
Cash
----
4/23/03       Ruth Makofske                    500,000  $     8,000   $        -
5/5/03        Thomas Madigan                     5,000          100            -
5/13/03       Warren Hamburger (10)            150,000       30,000            -
7/28/03       Ruth Makofske                     33,333        2,000            -
7/28/03       Warren Hamburger (10)              6,000          500            -
11/20/03      Warren Hamburger (10)             33,000        6,000            -
1/27/04       Ronald Mayhew                     30,000       10,200        1,125
1/30/04       Ronald Mayhew                     15,000        5,100        7,350
                                            ----------  -----------   ----------
                                               772,333  $    61,900   $    8,475
                                            ==========  ===========   ==========
Personnel compensation
----------------------
Various       Charles Cardona                5,473,151  $   287,187   $        -
Various       John Cardona                   5,706,849      300,574            -
Various       Brian Mayhew (21)                170,000       14,200            -
Various       Chris Vita                        35,000        4,000            -
Various       Daniel Wasserman               1,275,000       77,000            -
Various       Michael Moore                      5,000          400            -
Various       Nicole Brownell                   31,000        5,035            -
Various       Paul Weaver                      210,000       31,850            -
Various       Reidar Sjoen (18)                760,000       63,600            -
Various       Thomas Madigan                   308,000       26,880            -
Various       Ursula Oliveras                  260,000       37,600            -
Various       Valerie Cardona (19)              65,000        8,900            -
                                            ----------  -----------   ----------
                                            14,299,000  $   857,226   $        -
                                            ==========  ===========   ==========
Consulting and legal services
-----------------------------
Various       Arthur Metz                       29,699        5,284   $      581
Various       Charles Blanchfield              310,000       30,500       16,000
Various       Equities Magazine, LLC            50,700        4,990            -
Various       Ronald Mayhew                    216,061       35,275       21,303
Various       Thomas Gavin                     170,000       26,300            -
Various       Thomas Kober                     315,000       32,300       16,000
5/5/03        Jason Miller                       7,000          280            -
5/5/03        Scott Rubin                        7,000          280            -
5/23/03       Victor Yurkins                    25,000        1,250            -
5/23/03       Elizabeth Neese                   10,000          700            -
5/23/03       JoAnn Palminteri                   3,000          105            -
6/6/03        Hank Zemla                       100,000        8,500            -
7/22/03       John Calcagni                    200,000        8,000            -
7/22/03       Nu-Quest Consulting, Inc.        200,000        8,000            -
9/17/03       Barrow Street Research             5,000          700            -
3/12/04       Duane Lewin                        5,000        2,000            -
5/8/03        Olga Paidoussis                  200,000        3,200            -
1/7/04        William Bogardus                  20,000        7,000            -
1/30/04       Peter Cardona (22)                36,000        8,000        6,940
                                            ----------  -----------   ----------
                                             1,909,460  $   182,664   $   60,824
                                            ==========  ===========   ==========

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE N - COMMON STOCK TRANSACTIONS - CONTINUED

                      YEAR ENDED MARCH 31, 2004 -CONTINUED

Issuances pursuant to an exemption from registration pursuant to Section 4(2)

 Date of                                      Number    Proceeds or     Excess
  Issue                Issuee               of Shares    Valuation    fair value
---------   ----------------------------    ----------  -----------   ----------
Directors Fees
--------------
Various     Russell Ivy                         65,000  $     9,400   $        -
Various     Warren Hamburger                   215,000       21,400            -
                                            ----------  -----------   ----------
                                               280,000  $    30,800   $        -
                                            ==========  ===========   ==========
Investment Banking services
---------------------------
11/18/03    Spartan Securities Group, Inc.     300,000  $    33,000   $        -
                                            ==========  ===========   ==========

(21) - Brian Mayhew is the son of Thomas Mayhew.
(22) - Peter Cardona is the brother of Charles and John Cardona and the son of Valerie Cardona.

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U. S. Securities and Exchange Commission

 Date of                                      Number    Proceeds or     Excess
  Issue                Issuee               of Shares    Valuation    fair value
---------   ----------------------------    ----------  -----------   ----------
                                         Common stock directly issued
                                         ----------------------------
Consulting services
-------------------
5/5/03      Hank Zemla (12)                    100,000        4,000   $        -
5/13/03     Duane Lewin                         20,000          600            -
5/13/03     Elizabeth Wooley-Lewin              15,000          450            -
5/13/03     Sunny Lewin                         15,000          450            -
                                            ----------  -----------   ----------
                                               150,000  $     5,500   $        -
                                            ==========  ===========   ==========

             Common stock issued pursuant to the granting of options to purchase
             -------------------------------------------------------------------
 Date of                                      Number    Proceeds or     Excess
  Issue                Issuee               of Shares    Valuation    fair value
---------   ----------------------------    ----------  -----------   ----------
Consulting services
-------------------
5/6/03      Kyle Kennedy (20) (*)              300,000  $     9,000   $        -
5/20/03     Kyle Kennedy (20) (*)              625,000       31,250            -
                                            ----------  -----------   ----------
                                               925,000  $    40,250   $        -
                                            ==========  ===========   ==========
Employees
---------
Various     Charles Cardona                     50,000  $    30,500   $        -
Various     John Cardona                       100,000       61,000            -
Various     Brian Mayhew                       300,000      100,964       26,436
Various     Daniel Wasserman                   500,000      166,840       47,160
Various     Nicole Brownell                     50,000       30,500            -
Various     Ronald Mayhew                      475,000      158,025       41,100
Various     Thomas Madigan                     325,000      138,271       18,129
Various     Ursula Oliveras                    300,000      122,120       35,505
                                            ----------  -----------   ----------
                                             2,100,000  $   808,220   $  168,330
                                            ==========  ===========   ==========

(*) - Mr. Kennedy owes the Company an aggregate $30,550 in cash for the exercise of various stock options and the issuance of the underlying registered shares of common stock as of March 31, 2004.

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE O - STOCK OPTIONS

In August 2001, pursuant to an employment agreement which superceded an earlier agreement dated January 29, 2001, with Charles Cardona, the Company's Chief Executive Officer, the Company granted options to purchase up to 1,000,000 shares of common stock at a price of $0.10 per share. The options vested immediately upon execution of this employment agreement and expire in August 2006.

In August 2001, pursuant to an employment agreement which superceded an earlier agreement dated February 9, 2001, with John Cardona, the Company's then President and Chief Operating , the Company granted options to purchase up to 1,000,000 shares of common stock at a price of $0.10 per share. The options vested immediately upon execution of this employment agreement and expire in August 2006.

Pursuant to replacement employment contracts, executed in February 2004, the Company has granted an aggregate options to purchase up to 3,000,000 shares of common stock each to Charles Cardona and John Cardona at exercise prices ranging from $0.85 to $1.75 per share. These options vested immediately upon execution of each respective employment agreement and expire in February 2010.

At various times during Fiscal 2004 and 2003, the Company granted short-term options (generally with a term of 30 days) to Kyle Kennedy to assist the Company with business strategy, business development and mergers and acquisitions. Mr. Kennedy's compensation was in the form of options to purchase registered freely trading securities at various discounts to the then current Market price. The agreement was on a month to month basis cancellable at 30 days notice by either party.

                                                                Weighted average
                                                                 price per share
                                                                 ---------------
     Options outstanding at April 1, 2001            2,000,000             $0.10
       Issued -                                                                -
       Exercised                                             -                 -
       Expired/Terminated                                    -                 -
                                                    ----------

     Options outstanding at March 31, 2002           2,000,000             $0.10
       Issued 13,350,000                                                    0.03
       Exercised                                    (9,350,000)             0.01
       Expired/Terminated                           (4,000,000)             0.08
                                                    ----------

     Options outstanding at March 31, 2003           2,000,000             $0.10
       Issued 6,925,000                                                     1.11
       Exercised                                      (925,000)             0.04
       Expired/Terminated                                    -                 -
                                                    ----------

     Options outstanding at March 31, 2004           8,000,000             $0.98
                                                    ==========

The weighted average exercise price of all issued and outstanding options at March 31, 2004 is approximately $0.98.

Had compensation cost for options granted been determined based on the fair values at the grant dates, as prescribed by Statement of Financial Accounting Standards No. 123, the Company's net loss and net loss per share would not have changed significantly as the exercise price of the options was relatively equivalent to or less than the estimated fair value of the underlying shares at the grant date.

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE O - STOCK OPTIONS - CONTINUED

The calculations to estimate the fair value of the options were made using the Black-Scholes pricing model which required making significant assumptions. These assumptions include the expected life of the options, which was determined to be one year, the expected volatility, which was based on management's estimates as there was no quoted or listed price on the Company's equity securities, the expected dividends, determined to be zero based on past performance, and the risk free interest rate, which was estimated using a bond equivalent yield of 6.0% at March 31, 2004, 2003 and 2002.


NOTE P - STOCK WARRANTS

On August 13, 2002, pursuant to an agreement with Thomas Gavin (Gavin) to provide informational and educational news releases and distribute said releases to the news media, the Company issued 180,000 warrants to purchase up to an equivalent number of shares of the Company's common stock at a price of $0.25 per share and 380,000 warrants to purchase an equivalent number of shares of the Company's common stock at a price of $0.10 per share. The aggregate 560,000 warrants have an average exercise price of approximately $0.15 per share. Each of these warrants is for a three year term and expire on August 13, 2005. During Fiscal 2004, the Company issued an additional aggregate 250,000 warrants as compensation to Gavin to facilitate the purchase up to an equivalent number of shares of the Company's common stock at exercise prices ranging from $0.15 to $0.85 per share. Each of these warrants expire on the 2nd anniversary date of issuance.

On August 12, 2003, the Company opened a Private Placement Memorandum to sell up to 50 Units, consisting of one (1) share of 9.0% Series A Cumulative Preferred Stock and Warrants to purchase up to 4,220,459 shares of the Company's common stock at a price of $10,000 per Unit. The number of warrants to be issued to each purchaser was determined by dividing the purchase price of the Unit by the average bid price of the Company's common stock during the 5 day trading period prior to such purchaser's delivery of cleared funds to the Company's Escrow Agent for this specific offering. The Warrants have an exercise price calculated using the average closing bid price for the 5 trading day period prior to the receipt of cleared funds from the purchaser times 115%. Each Warrant shall expire on the 5th anniversary date of the Private Placement Memorandum, August 12, 2008.

On November 17, 2003, the Company opened a Private Placement Memorandum to sell up to 100Units, consisting of one (1) share of 9.0% Series B Cumulative Preferred Stock and Warrants to purchase up to 2,091,138 shares of the Company's common stock at a price of $10,000 per Unit. The number of warrants to be issued to each purchaser was determined by dividing the purchase price of the Unit by the average bid price of the Company's common stock during the 5 day trading period prior to such purchaser's delivery of cleared funds to the Company's Escrow Agent for this specific offering. The Warrants have an exercise price calculated using the average closing bid price for the 5 trading day period prior to the receipt of cleared funds from the purchaser times 115%. Each Warrant shall expire on the 5th anniversary date of the Private Placement Memorandum, November 17, 2008.

As additional compensation for investment banking services, Spartan Securities Group, Inc. received Warrants to purchase up to an aggregate 1,409,000 shares of common stock at a price of either $0.07 per share (995,714 shares) or $0.20 per share (413,333 shares). Each Warrant shall expire on either August 12, 2008 or November 17, 2008, respectively.

No warrants have been exercised during the period ended March 31, 2004 or subsequent thereto.

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE P - STOCK WARRANTS - CONTINUED

The following table summarizes the outstanding warrants as of March 31, 2004 and 2003, respectively:

                                                          Warrants           Warrants
                                                         originally       outstanding at     Exercise price
                                                           issued         March 31, 2004        per share
                                                       --------------     --------------   -------------------

Gavin warrants - Series A                                     180,000            180,000     $0.25 per share
Gavin warrants - Series B                                     380,000            380,000     $0.10 per share
                                                            ---------          ---------

     Totals at March 31, 2003                                 560,000            560,000

Gavin warrants - FY2004                                       250,000            250,000      $0.15 - $0.85
9.0% Series A Preferred Stock Warrants                      4,220,459          4,220,459   $0.07406 - $0.13858
9.0% Series B Preferred Stock Warrants                      2,091,138          2,091,138     $0.14819 - $0.15
Underwriter's Warrants                                      1,409,047          1,409,047       $0.07 - $0.20
                                                            ---------          ---------

     Totals at March 31, 2004                               8,530,644          8,530,644
                                                            =========          =========

The weighted-average exercise price of the Company's outstanding warrants at March 31, 2004 is approximately $0.11 per share.


NOTE Q - COMMITMENTS AND CONTINGENCIES

Litigation

AdZone Interactive, Inc. is a party to a lawsuit filed against it by R. C. Auletta and Co., Inc. (Auletta) which was filed during 2001. Auletta is seeking fees in the amount of approximately $32,000 which were performed after the expiration of a contract for consulting services between AdZone Interactive, Inc. and Auletta. The Company is of the opinion that the lawsuit is without merit and has accrued an open unpaid balance due of approximately $600 as of the expiration date of the contract. A judgment in the amount of $34,691.87, including interest, was entered against the Company during Fiscal 2004. The Company executed a settlement agreement whereby the judgment will be retired as follows: $5,000 cash upon execution of the settlement agreement and $1,000 per month, commencing December 15, 2003, until the judgment is paid in full. In prior periods, the Company has accrued, and charged to operations, all costs associated with this transaction. No further effect on the financial condition of the Company should occur on this matter.

Due to the Company's financial position, from time to time, the Company may become party to either collection actions, litigation and/or judgments related to the non-payment of various operating expenses. Management is of the opinion that an appropriate provision for amounts due and other related expenses has been made in the accompanying financial statements.

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

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE Q - COMMITMENTS AND CONTINGENCIES - CONTINUED

Office facilities - continued

Future minimum non-cancellable lease payments under this lease agreement are as follows:

                                              Year ending
                                               March 31,                Amount
                                              -----------              --------
                                                  2005                 $ 25,608
                                                  2006                   29,778
                                                  2007                   31,020
                                                  2008                   15,750
                                                                       --------

                                                  Total                $102,156
                                                                       ========
Consulting agreements

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

In April 2002, the Company entered into a one-year consulting agreement with NuQuest Consulting, Inc. pursuant to which NuQuest agreed to consult with and assist the Company with respect to the Company's business plan, its financial statements and other materials prepared for the purpose of obtaining equity financing, engaging in a public offering, and/or relating to the trading of the Company's common stock in the public markets. NuQuest also agreed to use reasonable efforts to seek and identify potential investors for the Company, to assist the Company in the consummation of any proposed financing, and to provide the Company with written reports of the status of its efforts on behalf of the Company. As compensation for its services, the Company agreed to issue to NuQuest warrants to purchase 900,000 shares of common stock, on a fully diluted basis. The warrants are exercisable at $0.15 per share, and the Company has agreed to file an S-8 Registration Statement with the Securities and Exchange Commission to register the shares underlying the warrants. In addition, the Company agreed to pay NuQuest cash compensation of $33,000 payable in monthly installments over the term of the contract. As of March 31, 2003, and subsequent thereto, the Company has not completed the preparation and filing of the required Form S-8 Registration Statement and has not made any cash payments. The Company cancelled and settled this agreement with the issuance of 200,000 shares of restricted, unregistered common stock on July 22, 2003, valued at approximately $8,000.

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


NOTE Q - COMMITMENTS AND CONTINGENCIES - CONTINUED

Consulting agreements - continued

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

On August 13, 2002, the Company entered into an agreement with Thomas Gavin (Gavin) to provide informational and educational news releases and distribute said releases to the news media. Gavin is required to spend approximately 40 hours per month 1) developing news release concepts and a news release timeline;
2) drafting and editing news releases for Company review and approval; 3) issuing these news releases with a quality wire news service to ensure highest possible media distribution; 4) identifying major trade and general daily/weekly media to expand coverage; 5) reconnecting with reporters providing earlier coverage to update them and to begin the building of a major media outreach effort for the longer term; and 6) preparing a general snapshot report on the Company and it's operating history. As compensation, the Company issued Gavin 175,000 shares of the Company's common stock, as registered on Form S-8, as of August 1, 2002 and 70,000 shares of the Company's common stock, as registered on Form S-8, on the first day of each succeeding month. Additionally, the Company will issue Gavin 30,000 warrants per month to purchase an equivalent number of shares of the Company's common stock at an exercise price of $0.25 per share. Each warrant will be for a three year term from the date of issuance. During Fiscal 2004, the Company issued an additional aggregate 250,000 warrants to Gavin to purchase up to an equivalent number of shares of the Company's common stock at a price ranging from $0.15 to $0.85 per share. Each of the FY2004 warrants expire on the 2nd anniversary date of issuance.

On October 16, 2002, the Company entered into a Multi-Media/Corporate Imaging Agreement with Jason Genet (Genet). This agreement contains two (2) phases of services: Phase I - Create [a] Multimedia Website, Corporate Imaging and Web Mercial ("New Product") and Phase II - assist the Company in the marketing of New Product, make reasonable effort to organize, produce and supervise corporate imaging and advertising as approved by the Company. The Company is obligated to compensate Genet for both Phase I and Phase II in either cash of $370,000 or common stock of the Company, as registered on Form S-8, in a number of shares equal to $400,000, priced at the closing quoted price of the Company's common stock on the day of issuance. This agreement is cancellable at any time by the Company with no further obligation beyond that which was already earned and due to be paid. Through December 31, 2002, the Company has issued Genet an aggregate 1,625,000 shares of common stock under this agreement. As of March 31, 2004, this agreement has terminated and the Company has no further obligation.

Investment Banking agreements

On June 20, 2002, the Company signed a Financial Services Agreement with First American Financial Group, New York, New York, pursuant to which First American Financial Group agreed to attempt to complete a private placement of up to $5 million of the Company's 9% convertible preferred stock. Through December 31, 2002, the Company paid First American Financial Group approximately $5,000 in conjunction with this Agreement and First American Financial Group, Inc. has not provided any financing pursuant to this agreement.


               (Remainder of this page left blank intentionally)

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE Q - COMMITMENTS AND CONTINGENCIES - CONTINUED

Consulting agreements - continued

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

At November 27, 2003, the Spartan Agreement matured and became a non-exclusive agreement for the same services. Spartan was the Placement Agent for the Company's Private Placement Memorandums offering both the 9.0% Series A Preferred Stock and the 9.0% Series B Preferred Stock and was paid cumulative commissions of approximately $77,280, including a commission on a 9.0% Series A Preferred Stock Unit purchased by Spartan.

On April 6, 2004, the Company executed a non-exclusive Financial Advisor, Investment Bank and Placement Agent Agreement with Hartsfield Capital Securities, Inc. of Atlanta, Georgia (Hartsfield) whereby Hartsfield will use it's "best efforts" to assist the Company in one or more capital investments/fundings which might result in a private placement, merger, acquisition, sale of assets, sale of common stock, sale of ownership interest or any other financial transaction as defined in this agreement. This agreement has an initial term of one year (expiring April 6, 2005) with an option to extend the expiration date for an additional six (6) months. For these services, Hartsfield will receive a success fee of 6.0% of the gross proceeds on all common debt financing; 10.0% of the gross proceeds on any hybrid debt (convertibles, warrants, etc.); 10.0% of the gross proceeds on any equity raised; 10.0% of the gross proceeds on all closings from Transactions (as defined) with an Investor Candidate or a Strategic Candidate (as defined); 10.0% on the gross proceeds received from any mezzanine loan or other subordinated form of indebtedness; and 10.0% of the Aggregate Consideration (as defined) of any merger or acquisition introduced by Hartsfield.

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE Q - COMMITMENTS AND CONTINGENCIES - CONTINUED

Investment Banking agreements - continued

Additionally, Hartsfield will be granted warrants to purchase shares of the Company's common stock equal to 20.0% of the value of such transactions for successful common stock equity raised at 100.0% of the market price of the Company's common stock at the closing of such transaction for a period of two
(2) years, and/or to grant Hartsfield warrants to purchase that number of shares of the Company's common stock equal to 20.0% of the value of such transactions for successful preferred stock, debt, hybrid debt of any kind (convertibles, warrants, etc.) or debt and equity combination raised at 100.0% of the market price of the Company's common stock at the closing of such transaction for a period of two (2) years. These stocks shall be delivered on a cashless exercise and issuable from the investment closing date up to no more than five (5) years from the date and upon exercise thereof. The stock obtainable under these warrants shall have "piggyback" registration rights on the next Registration Statement filed with the U. S. Securities and Exchange Commission after their issue.

Business Development agreement

During Fiscal 2004 and 2003, the Company has executed multiple Consulting Agreements with Kyle Kennedy to provide consulting services in the areas of business development, mergers and acquisitions and business strategy for the Company. At the beginning of the business relationship between the Company and Mr. Kennedy, Mr. Kennedy was affiliated with Spartan Securities Group, Ltd. (see above) and has represented to the Company that the services provided in this agreement are separate and unique to Spartan's efforts in capital raising. The dates and consideration related to the various agreements with Mr. Kennedy are as follows:

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

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE Q - COMMITMENTS AND CONTINGENCIES - CONTINUED

Business Development agreement - continued

May 6, 2003           300,000 options to purchase an equivalent number of shares of the Company's common stock at $0.03 per share. These options expired on June 6, 2003.

May 20, 2003          625,000 options to purchase an equivalent number of shares of the Company's common stock at $0.05 per share. These options expired on June 20, 2003.

As of March 31, 2004 and 2003, Mr. Kennedy owed the Company approximately $30,550 and $14,800, respectively, for shares purchased by Mr. Kennedy under the exercised options.

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

Further, First American is entitled to Bonus Compensation equal to 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.10 per share; an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.20 per share; an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.40 per share; and an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.60 per share. This agreement originally terminated on September 30, 2003 and was extended to September 30, 2004 by a written amendment dated January 7, 2004.. First American has asserted that the Company is in breach of various components of this contractual agreement and filed for arbitration of the contested matters. The Company and First American reached a settlement agreement on June 24, 2004 whereby the "Broker-Dealer Marketing Program" agreement was settled in full with the issuance of 200,000 shares of restricted, unregistered common stock on June 25, 2004. The Company has no further obligations in relation to this agreement.


NOTE R - SUBSEQUENT EVENTS

Contract for Services

In May 2004, the Company executed a letter of intent based on a proposal for services issued to a major United States Governmental agency (Agency). The Agency subsequently issued and executed a contract with an initial face value of $100,000 with provisions for increases based on certain specified performance benchmarks.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE R - SUBSEQUENT EVENTS - CONTINUED

Issuances of Common Stock

During the period from April 1, 2003 through June 25, 2004, the Company issued shares of registered and restricted, unregistered common stock for

                                           Number
              Issuee                      of Shares              Purpose
---------------------------------------   ---------   -------------------------

Registered on Form S-8
----------------------
   Jeff Hale/Baltic Ventures                 50,000      Consulting Agreement
   Thomas F. Gavin                          330,000   Public relations services
   Pelle Ojasu                              450,000     Consulting Agreement
   Sichenzia Ross Friedman Ference, LLP      50,000         Legal services
   Gregory Sichenzia, Esq.                   75,552         Legal services

Restricted, Unregistered shares
-------------------------------
   The Nutmeg Group, LLC                  3,457,217    Subscription Agreement
   Paul B. and Becky B. Sigfusson           525,000             Cash
   First American Financial Group           200,000      Contract Settlement
   Baltic Ventures                          200,000     Consulting Agreement
   Pelle Ojasu                              197,000     Consulting Agreement
   Arthur J. Metz                           136,472      Accounting services
   Paul B. Sigfusson Profit Sharing
     Trust                                  110,000             Cash
   Paul A. Weaver                           100,000     Consulting Agreement
   John Conley                               81,000     Consulting Agreement
   Ronald Mayhew                             71,652      Accounting services
   Robert Fitzpatrick                        50,000         Legal services
   Thomas F. Gavin                           10,000    Public relations services
   John B. and Peggy A. Murphy               10,000      Consulting Agreement
   Enzo Saulee                                4,000      Consulting Agreement
   Larry Beierly                              1,000      Consulting Agreement

On May 20, 2004, the Company executed a Subscription Agreement with The Nutmeg Group, L. L. C., a U. S. Virgin Islands limited liability company, for the sale of common stock. The aggregate purchase price is approximately $1,750,000 to be paid in three traunches as follows: a minimum of $400,000 by May 20, 2004; $1,000,000 minus the funds paid in the first traunche by June 4, 2004; and $750,000, at the option of the Company, within five (5) days of the date that a Registration Statement covering the underlying securities in this agreement is declared effective by the U. S. Securities and Exchange Commission. The number of shares to be issued will be equal the purchase price divided by the lesser of
a)$0.20 per share; b) 57.0% of the average closing bid price for the Company's common stock on the two trading days prior to the closing of the respective traunche; or c) 57.0% of the average closing bid price for the Company's common stock on the two (2) trading days prior to the date on which the Registration Statement covering the underlying shares in this agreement is declared effective by the U. S. Securities and Exchange Commission. This formula is referred to as the "Fixed Price". The Company initially issued Nutmeg 3,457,217 shares of common stock to be registered for resale on the initial $600,000 funding. Based on the Fixed Price formula, the Company has a contingent obligation to issue additional shares based on the average closing bid price for the Company's common stock for the two (2) days prior to the effective date of the Company's Registration Statement to be filed.

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE R - SUBSEQUENT EVENTS - CONTINUED

Issuances of Common Stock - continued

Nutmeg will also be issued Warrants to purchase shares of common stock exercisable into such number of shares of common stock as is equal to 50.0% of the Purchase Price paid by Nutmeg, divided by the Fixed Price. The common stock underlying the Warrants will also have "piggyback" registration rights and the Warrants will be transferrable. The Warrants will expire on December 31, 2008. The Warrant's exercise price will be at 125.0% of 57.0% of the average closing bid price for Common Stock on the two (2) trading days immediately prior to the filing of a Registration Statement covering the underlying stock in this agreement with the U. S. Securities and Exchange Commission.

Upon each closing, the Company will pay to Nutmeg a fixed non-accountable allowance for due diligence expenses equal to 1.0% of the gross proceeds, plus a flat non-accountable expense allowance of $10,000, in addition to a 10.0% fee to Hartsfield Capital Securities, Inc. and the Company's direct legal expenses.

The Company contractually obligated itself to file a Registration Statement with the U. S. Securities and Exchange Commission to accommodate the total shares issued on the Subscription Agreement and the number of shares that the Warrants will be exercisable into within 45 days of the receipt of $1,000,000 and to have the Registration Statement declared effective within 120 days of the initial filing and to maintain the effectiveness through December 31, 2008. In the Registration Statement is not declared effective within 120 days of the initial filing, the Company will owe Nutmeg a penalty equal to 1.0% of the amount invested by Nutmeg. Further, the Company is liable for an additional penalty of 1.0% for each additional 30 day period that the Registration Statement is not declared effective. All costs and expenses related to the Registration Statement are the sole responsibility of the Company.

On June 4, 2004, the Company received gross proceeds of $600,000 on the initial funding by Nutmeg and realized net proceeds of approximately $529,000. Approximately $71,000 was paid in cash for fees to Nutmeg and Hartsfield. The Company's legal fees were satisfied with the issuance of shares of common stock registered on Form S-8.

Purchase of Warrants

On March 24, 2004, the Company executed a Securities Purchase Agreement with Spartan Securities Group, Ltd. whereby the Company would purchase from Spartan 232,528 Warrants issued to Spartan as additional compensation on the sale of the Company's 9.0% Series A Preferred Stock issue. The Company completed this transaction with the payment of an aggregate $76,744 to Spartan in April 2004 ($50,000) and May 2004 ($26,744).

Consulting Agreement

On April 30, 2004, the Company executed an Engagement Agreement with Baltic Ventures, LLC, a New York limited liability company, (Baltic) to provide advise and representation for strategic opportunities including Mergers, Joint Ventures, Acquisitions and other business matters and to advise and represent the Company after such assessment to close a transaction or acquisition after approval by the Company as soon as reasonably possible. This agreement is valid through January 31, 2005 and is renewable at the option of either party. For compensation, the Company issued 25,000 shares of common stock registered on Form S-8 each to Baltic's principals, Jeffrey Hale and Terry Kent. Further, the Company issued 200,000 shares of unregistered, restricted common stock to Baltic. In the event that Baltic terminates the contract during the initial term, the 200,000 shares must be returned to the Company. Additionally, the Company must issue Warrants to purchase up to 1,000,000 shares of the Company's common stock, exercisable for a two (2) year period, at an exercise price of $1.00 per share. As compensation for any consummated transaction, the Company is liable to pay Baltic a commission of 10.0% of the closing transaction value and Warrants to purchase up to 1,000,000 shares of the Company's common stock at the quoted closing price of the Company's common stock on the date of closing with a term of two (2) years from the closing date. Further, the Company shall reimburse Baltic for all reasonable out-of-pocket expenses upon approval by the Company. Additionally, the Company shall furnish Baltic a computer system, if requested, with a value of not more than $2,500.