Form 10QSB
period 2004-06-30
ADZONE RESEARCH INC
filed 2004-08-19
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                         COMMISSION FILE NUMBER 0-28717

                              ADZONE RESEARCH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                       88-0420405
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                            4062-80 GRUMMAN BOULEVARD
                            CALVERTON, NEW YORK 11933
                                 (631) 369-1100

       (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA
               CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes[x] No[ ], and (2) has been subject to such filing requirements for the past 90 days Yes[x] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: June 30, 2004--79,637,622 common shares, $.001 par value.

Transitional small business disclosure format (check one):  Yes [ ] No [x]

                              ADZONE RESEARCH, INC.
                 FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2004

                                      INDEX

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEETS AS OF JUNE 30, 2004 AND MARCH 31, 2004       3
         CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                  ENDED JUNE 30, 2004 AND 2003                                 4
         CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                  ENDED JUNE 30, 2004 AND 2003                                 5
         NOTES TO CONDENSED FINANCIAL STATEMENTS                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                 11
ITEM 3.  CONTROLS AND PROCEDURES                                              14

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    15
ITEM 2.  CHANGES IN SECURITIES                                                16
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  19
ITEM 5.  OTHER INFORMATION                                                    20
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     21


SIGNATURES

PART I. CONDENSED FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              ADZONE RESEARCH, INC.
                                 BALANCE SHEETS
                        JUNE 30, 2004 AND MARCH 31, 2004


                                               JUNE 30,       MARCH 31,
                                                 2004           2004
                                             -----------    -----------
ASSETS
Current assets:
   Cash                                      $   867,097    $   622,797
   Accounts receivable                            50,000             --
   Prepaid expenses and other                    254,480        134,272
                                             -----------    -----------
Total current assets                           1,171,577        757,069

Property and equipment, net                       20,882         10,423
Other assets                                      25,670         38,355
                                             -----------    -----------
Total assets                                 $ 1,218,129    $   805,847
                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $   118,853    $   297,972
   Accrued compensation                          107,744        160,926
   Current notes payable                          62,787         62,787
                                             -----------    -----------
Total current liabilities                        289,384        521,685

Notes payable                                    166,783        166,783

Commitments and contingencies (Note 4)                --             --

Stockholders' equity:
   Preferred stock                                    --             --
   Common stock                                   79,637         70,832
   Additional paid-in capital                  6,531,934      4,876,105
   Accumulated deficit                        (5,816,844)    (4,796,793)
   Other stockholders' equity                    (32,765)       (32,765)
                                             -----------    -----------
Total stockholders' equity                       761,962        117,379
                                             -----------    -----------
Total liabilities and stockholders' equity   $ 1,218,129    $   805,847
                                             ===========    ===========

See accompanying notes

                              ADZONE RESEARCH, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003


                                               JUNE 30,       JUNE 30,
                                                 2004           2003
                                             -----------    -----------
 Net contract revenues                       $    50,000    $    39,125
                                             -----------    -----------

 Operating costs and expenses:
    Cost of contract revenues                         --         40,728
    Consulting and professional services         565,371             --
    Salaries and related                         422,041         15,150
    General and administrative                    78,919         52,357
    Depreciation and amortization                  1,940            544
                                             -----------    -----------
                                               1,068,271        108,779
                                             -----------    -----------
 Loss from operations                         (1,018,271)       (69,654)

 Other income (expense)                           (1,780)        (7,388)
                                             -----------    -----------
 Net loss                                    $(1,020,051)   $   (77,042)
                                             ===========    ===========

 Reconciliation of net loss to loss
    applicable to common stockholders:
    Net loss                                 $(1,020,051)   $   (77,042)
    Preferred stock dividends                    (13,971)            --
                                             -----------    -----------
    Loss applicable to common stockholders   $(1,034,023)   $   (77,042)
                                             ===========    ===========

 Loss per common share:
    Basic and diluted loss per common share  $     (0.01)   $     (0.00)
                                             ===========    ===========
 Shares used in computing basic and
   diluted loss per common
    share                                     73,056,178     50,541,329
                                             ===========    ===========

See accompanying notes

                              ADZONE RESEARCH, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                               JUNE 30,       JUNE 30,
                                                2003           2002
                                             -----------    -----------
OPERATING ACTIVITIES
Net loss                                     $(1,020,051)   $   (77,042)
Adjustments to reconcile net loss to
 net cash flows from operating activities:
     Depreciation expense                          1,940          1,276
     Common stock issued for services            479,538         36,475
     Warrants issued for services                116,000             --
     Changes in operating assets and
        liabilities:
         Accounts receivable                     (50,000)       (39,125)
         Prepaid expenses and other
            current assets                       104,792             --
         Other assets                             12,685             --
         Accounts payable and accrued expense   (232,301)       (27,690)
                                             -----------    -----------
Net cash flows from operating activities        (587,397)      (106,106)
                                             -----------    -----------

INVESTING ACTIVITIES
Purchases of equipment                           (12,399)            --
                                             -----------    -----------
Net cash flows from investing activities         (12,399)            --
                                             -----------    -----------

FINANCING ACTIVITIES
Proceeds from sales of common stock and
   warrants, net of $150,000 of
     offering expenses                           846,811         45,100
Proceeds from the exercise of employee
   stock options                                  88,000             --
Payment for the redemption of warrants           (76,744)            --
Payments for preferred stock dividends           (13,971)            --
Payments of loans from related parties                --        (34,774)
Proceeds from issuance of notes                       --        140,217
                                             -----------    -----------
Net cash flows from financing activities         844,096        149,538
                                             -----------    -----------
Net decrease in cash                             244,300         43,432
Cash at beginning of year                        622,797          8,084
                                             -----------    -----------
Cash at end of year                          $   867,097    $    51,516
                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES
Cash paid for interest                       $     1,914    $     2,233
See accompanying notes

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and pursuant to the Regulation S-B of the Rules and Regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosure normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. Accordingly, the accompanying financial statements should be read in conjunction with ADZONE's annual financial statements and notes thereto included in its Form 10-KSB for the year ended March 31, 2004.

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.

Effective in the first fiscal quarter of the year ended March 31, 2005, the Company discontinued operating as a development stage enterprise.

The Company's revenues during the quarterly periods ended June 30, 2004 and 2003 were concentrated with the United States Department of Defense and related agencies. Revenues are recorded when earned under these arrangements.

2.   LIQUIDITY AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(1,020,051) and used cash of $(587,397) in conducting its operations. These recurring conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's, management currently believes that existing cash reserves of $867,097, coupled with an outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 3), will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. During the remainder of fiscal year ended March 31, 2005, management plans to continue to promote the U.S. Department of Defense and Commercial uses of its technologies. However, there can be no assurances that the Company can execute revenue producing contracts under acceptable terms and conditions.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

2.   LIQUIDITY AND MANAGEMENT'S PLANS (CONTINUED)

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, the receipt of the final traunch of the Nutmeg Subscription Agreement (see Note 3) and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

3.   STOCKHOLDERS' EQUITY

ISSUANCES OF COMMON STOCK AND WARRANTS

During the three month period ended June 30, 2004, the Company issued 8,805,367 shares of common stock, as follows: 7,381,691 shares for cash proceeds of $846,811 (which is net of $150,000 in expenses); 260,000 shares for the exercise of employee stock options, netting proceeds to the Company of $88,000; and, 1,163,676 shares for consulting and non-employee related services. The Company recorded stock-based compensation during the three months ended June 30, 2004 based upon the closing market price on the date the stock was issued which, on this basis, resulted in a charge to operations of $479,538. This charge is included in the caption Consulting and Professional Services in the accompanying statement of operations.

During the three months ended June 30, 2004, the Company issued warrants to acquire 3,821,300 shares of common stock, as follows: 2,696,300 warrants in connection with the Nutmeg Subscription Agreement (see below); 1,000,000 warrants in connection with the Baltic Ventures Agreement (see Note 4, below); and, 125,000 warrants in connection with other service providers. Warrants issued in connection with the Baltic Ventures Agreement and for other services were valued at fair value using the Black Scholes Valuation Model. Such model resulted in an aggregate valuation of $341,000, of which $225,000 related to the Baltic Ventures Agreement has been deferred and will be amortized over the contractual performance period. The charge to operations is included in the caption Consulting and Professional Services in the accompanying statement of operations. (The Black Scholes Valuation Model requires the use of subjective estimates. Management estimated the future volatility and the risk free rate of return for issuances during the three months ended June 30, 2004 at 942% and 3.0%, respectively.)

Total stock-based compensation expense charged to operations from the above transactions amounted to $595,538 and $36,475 for the three months ended June 30, 2004 and 2003, respectively.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

3.   STOCKHOLDERS' EQUITY (CONTINUED)

NUTMEG SUBSCRIPTION AGREEMENT

On May 20, 2004, the Company executed a Subscription Agreement with The Nutmeg Group, L. L. C., a U. S. Virgin Islands limited liability company, for the sale of common stock and warrants. The aggregate purchase price is $1,750,000 to be paid in three traunches as follows: (1) $400,000 by May 20, 2004 (net proceeds of $320,000 were received for 3,457,217 shares and warrants to acquire 1,728,600 shares of common stock); $600,000 by June 4, 2004 (net proceeds of $530,000 were received for 3,289,474 share of common stock and warrants to acquire 967,700 shares of common stock); and $750,000, at the option of the Company, within five
(5) days of the date that a Registration Statement covering the underlying securities in this agreement is declared effective by the U. S. Securities and Exchange Commission. The number of shares issued and/or to be issued is stated to be equal to the purchase price divided by the lesser of a) $0.20 per share;
b) 57.0% of the average closing bid price for the Company's common stock on the two trading days prior to the closing of the respective traunche; or c) 57.0% of the average closing bid price for the Company's common stock on the two (2) trading days prior to the date on which the Registration Statement covering the underlying shares in this agreement is declared effective by the U. S. Securities and Exchange Commission.

Nutmeg received on Traunches 1 and 2, and will be issued on Traunch 3, Warrants to purchase shares of common stock exercisable into such number of shares of common stock as is equal to 50.0% of the Purchase Price paid by Nutmeg, divided by the Fixed Price. The common stock underlying the Warrants will also have "piggyback" registration rights and the Warrants will be transferable. The Warrants will expire on December 31, 2008. The Warrant's exercise price will be at 125.0% of 57.0% of the average closing bid price for Common Stock on the two
(2) trading days immediately prior to the filing of a Registration Statement covering the underlying stock in this agreement with the U. S. Securities and Exchange Commission.

The Company filed the Registration Statement on July 23, 2004. If the Registration Statement is not declared effective within 120 days of the initial filing, the Company will owe Nutmeg a penalty equal to 1.0% of the amount invested by Nutmeg. Further, the Company is liable for an additional penalty of 1.0% for each additional 30 day period that the Registration Statement is not declared effective.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


3.   STOCKHOLDERS' EQUITY (CONTINUED)

REDEMPTION OF WARRANTS

On March 24, 2004, the Company executed a Securities Purchase Agreement with Spartan Securities Group, Ltd. whereby the Company purchased 232,528 Warrants previously issued to Spartan as compensation on the sale of the Company's 9.0% Series A Preferred Stock issue. The Company completed this transaction with the payment of an aggregate $76,744 to Spartan in April 2004 ($50,000) and May 2004 ($26,744). The payment was treated as a charge to paid-in capital during the three months ended June 30, 2004.

PRO FORMA STOCK COMPENSATION INFORMATION

The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                           JUNE 30,    JUNE 30,
                                                            2004         2003
                                                        ------------  --------
Net loss, as reported                                   ($1,021,051)  ($77,042)
                                                        ============  ========
Stock-based compensation, as reported                   ($  565,374)  ($36,475)
                                                        ============  ========
Stock-based compensation under fair value method        ($  771,624)  ($44,475)
                                                        ============  ========
Pro-forma net loss under fair value method              ($1,227,301)  ($85,472)
                                                        ============  ========

Net loss per share, as reported                         ($      .01)  ($   .00)
                                                        ============  ========
Pro-forma net loss per share under fair value method    ($      .02)  ($   .00)
                                                        ============  ========

4.   COMMITMENTS AND CONTINGENCIES

LITIGATION: AdZone is a party to a lawsuit filed against it by R. C. Auletta and Co., Inc. (Auletta), which was filed during 2001. Auletta is seeking fees in the amount of approximately $32,000 which were performed after the expiration of a contract for consulting services between AdZone and Auletta. The Company is of the opinion that the lawsuit is without merit and has accrued an open unpaid balance due of approximately $600 as of the expiration date of the contract. A judgment in the amount of $34,691.87, including interest, was entered against the Company during Fiscal 2004. The Company executed a settlement agreement whereby the judgment will be retired as follows: $5,000 cash upon execution of the settlement agreement and $1,000 per month, commencing December 15, 2003, until the judgment is paid in full. In prior periods, the Company has accrued, and charged to operations, all costs associated with this transaction. No further effect on the financial condition of the Company should occur on this matter.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


4.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Due to the Company's financial position, from time to time, the Company may become party to collection actions, litigation and/or judgments related to the non-payment of various operating expenses. Management is of the opinion that an appropriate provision for amounts due and other related expenses has been made in the accompanying financial statements.

BALTIC VENTURES AGREEMENT

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

PART I.  CONDENSED FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements concerning growth and future operating results; developments in markets and strategic focus; new products and product technologies; and future economic, business, and regulatory conditions. Such forward-looking statements are generally accompanied by words such as "plan", "estimate", "expect", "believe", "should", "would", "could", "anticipate", "may" and other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth material factors that could cause actual results to differ materially from these statements.

RESULTS OF OPERATIONS
Three Months Ended June 31, 2004 and June 31, 2003

Revenues: Revenues for the three months ended June 30, 2004 amounted to $50,000, compared to $39,125 for the three months ended June 30, 2004. Current period revenues are derived from a $150,000 contract (including a $50,000 option that was exercised) with the U.S. Department of Defense. The Company has recorded revenue on this contract as earned based upon the contract performance period. While the Company expects future revenue producing government contracts, no additional contracts have been executed at this date.

Cost of contract revenue: Cost of revenue for the three months ended June 30, 2004 was nil, compared to $40,728 for the three months ended June 30, 2003. This trend reflects the nearly fully automated process of the Company's Net Get (C) Decryption Process. Future contracts, if any, may require additional direct resources.

Consulting and professional services: Consulting and professional services for the three months ended June 30, 2004 amounted to $565,371, compared to a nil amount for the three months ended June 30, 2003. The increase was attributable to the engagement of firms to raise capital, assist in contract negotiation and acquisition and assist in seeking strategic merger/acquisition candidates. During the three months ended June 30, 2004, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see
Note 3 to the Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company's consultants on an extended basis.

Salaries and related: Salaries and related for the three months ended June 30, 2004 amounted to $422,041 compared to $15,150 for the three months ended June 30, 2003. The significant increase relates to a higher head count compared to the same period last year and the Company's officers (i) receiving full compensation for their services based upon the Company's ability to render such compensation in cash and (ii) the Board of Director's award of $200,000 in bonuses to the officers for successful capital acquisition efforts; the later provided for in the officers' employment agreements.

General and administrative expenses: General and administrative expenses amounted to $78,919 for the three months ended June 30, 2004, compared to $52,357 for the three months ended June 30, 2003. The increase is largely attributable to increased travel expenses necessary to access customers.

Depreciation and amortization: Depreciation and amortization amounted to $1,940 for the three months ended June 30, 2004, compared to $544 for the three months ended June 30, 2003.The increase was attributable to higher levels of fixed assets in the current period. While the Company has no commitments to acquire property and equipment, significant levels of future revenue producing contracts, if any, will require comparable significant investments in fixed assets.

Other income (expense): Other income (expense) amounted to ($1,780) for the three months ended June 30, 2004, compared to ($7,388) for the three months ended June 30, 2003. For the three month period ended June 30, 2004, such balance relates to interest expense on note payable, offset by a small balance of interest income, where in the prior year the balance also included other miscellaneous expenses.

Preferred stock dividends: Preferred stock dividends relate to the Company's Series and Series B Preferred Stock, each having cumulative dividend features The Company pays its dividends on preferred stock timely. For purposes of computing loss attributable to common stockholders, net loss is reduced by preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(1,020,051) and used cash of $(587,397) in conducting its operations. These recurring conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's, management currently believes that existing cash reserves of $867,097, coupled with an outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 3), will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. During the remainder of fiscal year ended March 31, 2005, management plans to continue to promote the U.S. Department of Defense and Commercial uses of its technologies. However, there can be no assurances that the Company can execute revenue producing contracts under acceptable terms and conditions.

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, the receipt of the final traunch of the Nutmeg Subscription Agreement (see Note 3) and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

LIQUIDITY
June 30, 2004 compared to March 31, 2004

The Company has working capital of $882,193 as of June 30, 2004 compared to $235,384 as of March 31, 2004. Net working capital of $844,096 was generated from financing activities during the quarter, consisting of proceeds from the Nutmeg Subscription Agreement, proceeds from the exercise of employee stock options and the sale of common stock to third parties. The working capital generated from these financing activities was diminished by $587,397 and $12,399 from operating and investing activities respectively. Operating activities during the three months ended June 30, 2004 reflected significant continuing operating losses, although there continues to be $100,000 in backlog on the current Department of Defense contract. In addition, cash proceeds from the financing activities were used to reduce accounts payable and accrued liabilities by $232,301. Investing expenditures related solely to upgrades in the Company's computer network.

As more fully described in Note 3 to the Condensed Financial Statements, the Company has received a commitment from the Nutmeg Group for funding of a final Traunch of $750,000, less applicable expenses (expenses were 15% of total proceeds on the first two traunches), upon the effectiveness of the Registration Statement filed on July 23, 2004. There can be no assurances that the Registration Statement will be declared effective by the Securities and Exchange Commission. There are no other funding commitments as of this date.

The Company continues to carry indebtedness of $50,000 that is in default and $179,570 that is being serviced in accordance with the original terms and conditions. Creditors of debt in default have not and are not expected to demand current payment, although they have the right to do so. Principal and interest payment terms on indebtedness are not expected to require significant amounts of cash in the near term. In addition, the Company has no commitments or plans to incur any additional indebtedness.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements of the types described in Item 303 (c) of Regulation SB.

PART I.  CONDENSED FINANCIAL INFORMATION
ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, effective with the filing date of this report, ADZONE carried out an evaluation of the effectiveness of the design and operation of ADZONE's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of ADZONE's management, including ADZONE's Chief Executive Officer, who concluded that ADZONE's disclosure controls and procedures are effective. There have been no significant changes in ADZONE's internal controls or in other factors, which could significantly affect internal controls subsequent to the date ADZONE carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in ADZONE's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in ADZONE's reports filed under the Exchange Act is accumulated and communicated to management, including ADZONE's Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

ADZONE is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. ADZONE may be subject to a claim relating to certain previously leased facilities. In May 2000 ADZONE executed a 5-year lease for marketing premises in the Empire State Building in New York City. This office was closed prior to March 2001, and ADZONE surrendered the premises to the landlord. The scheduled annual rental amount was approximately $65,145 for the period from May 1, 2000 through December 31, 2001; approximately $68,175 for the period from January 1, 2002 through August 31, 2003; and approximately $71,205 for the period from September 1, 2003 through April 30, 2005. Additionally, ADZONE was responsible for its pro-rata share of increases in ad valorem taxes, utilities, insurance and common area operating costs over the base year expenses. The lease also provided that in the event of ADZONE's early termination of the lease, ADZONE would be responsible for supplemental amounts during the occupancy period using the effective annual rental yield of approximately $68,175 and the amounts actually paid by ADZONE. ADZONE has surrendered all security deposits to the landlord. To date, ADZONE has not received any notice from the landlord demanding amounts additional to such security deposits. Management cannot provide you any assurances, however, that such demand may not be made in the future.

PART II.  OTHER INFORMATION
ITEM 2.   CHANGES IN SECURITIES

The securities described below represent AdZone securities sold by it for the period starting from April 1, 2004 to June 30, 2004 that were not registered under the Securities Act of 1933, as amended, all of which were issued by AdZone pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

On May 20, 2004, the Company executed a Subscription Agreement with The Nutmeg Group, L. L. C., a U. S. Virgin Islands limited liability company, for the sale of common stock and warrants. The aggregate purchase price is $1,750,000 to be paid in three traunches as follows: (1) $400,000 by May 20, 2004 (net proceeds of $320,000 were received for 3,457,217 shares and warrants to acquire 1,728,600 shares of common stock); $600,000 by June 4, 2004 (net proceeds of $530,000 were received for 3,289,474 share of common stock and warrants to acquire 967,700 shares of common stock); and $750,000, at the option of the Company, within five
(5) days of the date that a Registration Statement covering the underlying securities in this agreement is declared effective by the U. S. Securities and Exchange Commission. The number of shares issued and/or to be issued is stated to be equal to the purchase price divided by the lesser of a) $0.20 per share;
b) 57.0% of the average closing bid price for the Company's common stock on the two trading days prior to the closing of the respective traunche; or c) 57.0% of the average closing bid price for the Company's common stock on the two (2) trading days prior to the date on which the Registration Statement covering the underlying shares in this agreement is declared effective by the U. S. Securities and Exchange Commission. Nutmeg received on Traunches 1 and 2, and will be issued on Traunch 3, Warrants to purchase shares of common stock exercisable into such number of shares of common stock as is equal to 50.0% of the Purchase Price paid by Nutmeg, divided by the Fixed Price.

SALES OF DEBT AND WARRANTS FOR CASH

None.

OPTION GRANTS

There was no option grants during this quarter.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

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

PART II.  OTHER INFORMATION
ITEM 3.   DEFAULTS ON SENIOR SECURITIES

NONE.

PART II.  OTHER INFORMATION
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ADZONE has not conducted any meetings of shareholders during the current quarter or periods subsequent thereto.

PART II.  OTHER INFORMATION
ITEM 5.   OTHER INFORMATION

NONE.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-QSB.

     (b)  Reports on Form 8-K

          Form 8-K was filed August 4, 2004 regarding a change in our Registered Public Accountant.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADZONE RESEARCH, INC.

/s/ Charles Cardona            Chief Executive Officer,          August 19, 2003
---------------------------    Principal Accounting Officer
Charles Cardona                and Director

ADZONE RESEARCH, INC.
EXHIBIT INDEX




Exhibit
-------

31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S. C. Section 1350