Form 10KSB/A
period 2004-03-31
ADZONE RESEARCH INC
filed 2004-11-01
CIK 1102013

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

As of March 31, 2004, there were 70,832,255 shares of common stock issued and outstanding. As of September 30, 2004, there were 83,058,606 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                              ADZONE RESEARCH, INC.

                                  FORM 10-KSB/A
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004


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

RESULTS OF OPERATIONS
One Year Ended March 31,2004 and March 31, 2003

REVENUES:

Revenues for the year ended March 31, 2004 amounted to $74,844, compared to nil for the same period of the prior fiscal year. Current period revenues are derived from sales from our Defense Division representing sub-contracting sales to major defense supply contractors. While the company expects similar revenue producing industry contracts in the future, no additional contracts have been entered into as of this date. Adzone currently has three proposals in process promoting our NetGet technology.

PRODUCTION EXPENSES:

Salaries, wages and related costs:
For the fiscal year ended March 31, 2004, Adzone incurred wage related costs of $393,288 compared to $33,881 for the same period of the prior fiscal year. This increase was caused by additions to staff, and the creation of new positions to accommodate requirements for new revenue-producing contracts. The company is investigating the use of interns to supplement salaried positions for standard monitoring for future contracts.

Direct occupancy and operating expenses:
For the fiscal year ended March 31, 2004, Adzone incurred operating-related expenses of $169,855 compared to $40,123 for the same period of the prior fiscal year. This increase was due to office related expansions, increased rent and building improvements. The company's current facilities will accommodate foreseeable expansions.

Depreciation:
Depreciation amounted to $3,292 for the fiscal year ended March 31, 2004 compared to $14,305 for the same period of the prior fiscal year due to lower levels of fixed assets in the current period.

OPERATING EXPENSES:

Selling and marketing costs for salaries and wages:
For the fiscal year ended March 31, 2004, Adzone incurred wage related costs for Marketing of $127,150 compared to non-existent for the prior fiscal year. This increase is due to the creation of our Marketing Division and related employee salaries. It is expected, that with increased contracts requiring monitoring and/or input the operating expenses for our Marketing Division may increase in the future.

Selling and marketing costs for direct occupancy and operating expenses:
For the fiscal year ended March 31, 2004, Adzone incurred expenses related to securing, outfitting and opening our Marketing Division of $54,141 compared to non-existent for the prior fiscal year. The company's current facilities for its Marketing Division are expected to accommodate future expansions.

General and Administrative Costs:

Officers compensation:
Officers compensation increased from $229,278 for the fiscal year ended March 31, 2003 to $271,969 for fiscal year ended March 31, 2004 per employment agreements.

Consulting and professional fees:
For the fiscal year ended March 31, 2004, Adzone incurred costs related to Consulting and Professional Fees of $354,737 compared to $356,438 for the prior fiscal year.

Other general and administrative costs:
For the fiscal year ended March 31, 2004, Adzone incurred costs relating to general and administration of $180,466 compared to $138,030 for the prior fiscal year. This increase represents our expansion efforts during the 2004 fiscal year. The company feels that its current administrative staff can handle any increase in general and administrative activities.

Compensation expense:
Adzone has experienced costs related to compensation expenses for common stock issuances at less that "fair value". This expense was $237,629 for fiscal year ended March 31, 2004 compared to $101,400. for fiscal year ended March 31, 2003. The company uses stock-based compensation as a means to preserve cash reserves and plans to continue such issuances in the foreseeable future.

Depreciation:
Depreciation amounted to $2,177 for the fiscal year ended March 31, 2004 compared to $2,618 for the same period of the prior fiscal year. The company has no commitments to acquire property or equipment at this time.

OTHER INCOME (EXPENSE):

Interest and other income:
For the fiscal year ended March 31, 2004, Adzone earned interest of $298 from deposits in a Business Money Market Account opened in August 2003.

Interest expense:
For the fiscal year ended March 31, 2004, Adzone incurred interest expense of $11,580 compared to $11,463 for the same period of the prior fiscal year. The company's average loan balances have not changed in this time period, nor does it expect changes in the near future.

Lawsuit settlement:
During the fiscal year ended March 31, 2004, Adzone entered into a settlement related to occupancy agreements in the amount of $3,000

PREFERRED STOCK DIVIDENDS AND ACCRETIONS:

Preferred stock dividends relate to the Company's 9% Series A and 9% Series B Preferred Stock. The Company carries its preferred stock based upon amounts allocated to these securities in connection with certain unit offerings during the year. The Company accretes the carrying value to its respective redemption values through periodic charges to retained earnings. Preferred stock dividends and accretions are reflected as reductions in net loss to arrive at net loss applicable to common stockholders for purposes of our loss per common share computations. Preferred stock dividends will be recorded so long as the preferred stock is outstanding. Preferred stock accretions will be recorded periodically until the full redemption values are reflected.

Preferred stock is carried as an equity security in accordance with generally accepted accounting principles. There are no instances, irrespective of how remote, that the holders of preferred stock can require the Company to redeem shares for cash.

NET LOSS:

Based upon the aforementioned discussion items, Adzone incurred a net loss of approximately $(1,735,105) for the fiscal year ended March 31, 2004, as compared to a net loss of approximately $(927,536) for the fiscal year ended March 31, 2003.


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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On August 4, 2004, AdZone Research, Inc. notified S. W. Hatfield, CPA, ("SWH ") that it has engaged Aidman, Piser & Company as the Company's auditor and as a consequence SWH was dismissed as the Company's auditors. On August 4, 2004, the Company engaged Aidman, Piser & Company as independent auditor of the Company for the fiscal year ending March 31, 2005. The action to engage Aidman, Piser & Company was taken upon the unanimous approval of the Board of Directors of the Company, which performs the function of the Audit Committee.

      During the last two fiscal years ended March 31, 2004 and March 31, 2003 and through August 4, 2004, (i) there were no disagreements between the Company and SWH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of SWH would have caused SWH to make reference to the matter in its reports on the Company's financial statements, and (ii) SWH's reports did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the last two most recent fiscal years ended March 31, 2004 and 2003 and through August 4, 2004, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B. SWH 's opinion in its report on the Company's financial statements for the year ended March 31, 2004 and 2004, expressed substantial doubt with respect to the Company's ability to continue as a going concern.

      During the two most recent fiscal years and through August 4, 2004, the Company has not consulted with Aidman, Piser & Company regarding either:

      1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Aidman, Piser & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

     2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

SWH furnish the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of such letter, dated August 4, 2004, is filed as Exhibit 16.1 to Form 8-K, filed with the Securities and Exchange Commission.


ITEM 8-A - CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of as of the end of the period covered by this Annual Report, our principal executive officer and acting principal financial officer has concluded that AdZone's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by AdZon in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

         Changes in internal controls. There have been no significant changes in our internal controls or in other factors during the quarterly period ended March 31, 2004 that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in AdZone's internal controls. Accordingly, no corrective actions were required or undertaken.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Based on the Company's review of copies of all disclosure reports filed by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company believes that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of the Company during fiscal 2004

CODE OF ETHICS

         We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics will be posted on our website at http://www.adzoneinteractive.com

ITEM 10 - EXECUTIVE COMPENSATION

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

----------

         The above-referenced percentages are given on a fully-diluted basis for such owner only. We are not assuming in the number of shares outstanding for purposes of this table that all options and rights have been exercised.

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In prior periods, the Company's officers advanced various monies to the Company under formal unsecured note documents bearing interest at 10.0%. The advances are repayable in at least minimum aggregate monthly amounts of approximately $370. Due to the nature of the debt and irregular payment history, these advances are classified as "current" in the accompanying financial statements. During Fiscal 2004, no advances were made and all amounts previously advanced amounts to Company officers were repaid in full.

The following table reflects the advances and repayments during each of the two years in the period ended March 31, 2004:

        Year ended March 31,             Advances        Repayments
                                  -----------------------------------
               2004                         none          $33,754
               2003                     ($30,410)         $10,030

In the opinion of management, the above-referenced transactions are at least as fair to the Company as we would expect to negotiate with unaffiliated third parties.

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

                                      ADZONE RESEARCH, INC.


Dated: October 19, 2004               By:  /s/ Charles Cardona
                                       ----------------------------------------
                                       Charles Cardona, Chief Executive Officer
                                       and Principal Financial and Accounting
                                       Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of AdZone and in the capacities and on the date indicated.


Dated: October 19, 2004               By:  /s/ Charles Cardona
                                       ----------------------------------------
                                       Charles Cardona, Chairman of the Board


Dated: October 19, 2004               By:  /s/ John Cardona
                                       ----------------------------------------
                                       John Cardona, Director


Dated: October 19, 2004               By:  /s/ Warren Hamburger
                                       ----------------------------------------
                                       Warren Hamburger, Director


Dated: October 19, 2004               By:  /s/ Russell Ivy
                                       ----------------------------------------
                                       Russell Ivy, Director

Dated: October 19, 2004               By:  /s/ Richard A. McCann
                                       ----------------------------------------
                                       Richard A. McCann, Director

                             ADZONE RESEARCH, INC.
                         (a development stage company)

                                    CONTENTS

                                                                                         Page
                                                                                         ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                        F-2

RESTATED FINANCIAL STATEMENTS

   Restated Balance Sheets
     as of March 31, 2004 and 2003                                                        F-3

   Restated  Statements of  Operations  and  Comprehensive  Income for the years ended  March 31, 2004 and 2003 and for the period  from  February  28, 2000
     (date of inception)
     through March 31, 2004                                                               F-4

   Restated  Statement  of Changes in  Shareholders'  Equity for the period from
     February 28, 2000 (date of inception)
     through March 31, 2004                                                               F-5

   Restated Statements of Cash Flows for the years ended March 31, 2004 and 2003 and for the period from February 28, 2000 (date of inception)
     through March 31, 2004                                                               F-6

   Notes to Restated Financial Statements                                                 F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
AdZone Research, Inc.

We have audited the accompanying restated balance sheets of AdZone Research, Inc. (a Delaware corporation and a development stage company) as of March 31, 2004 and 2003 and the related restated statements of operations and comprehensive loss, restated changes in shareholders' equity and restated cash flows for each of the years ended March 31, 2004 and 2003 and for the period from February 28, 2000 (date of inception) through March 31, 2004, respectively. These restated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the restated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall restated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of AdZone Research, Inc. as of March 31, 2004 and 2003 and the results of its restated operations and restated cash flows for each of the years ended March 31, 2004 and 2003 and for the period from February 28, 2000 (date of inception) through March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying restated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the restated financial statements, the Company has not developed a revenue base since the development of it's proprietary software. Accordingly, the Company has been principally dependent on private placements of equity securities or the sale of equity securities into the open market through the Company's Employee Stock Option Plan to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The restated financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

We initially issued a Report of Independent Certified Public Accountants (Report) on the above listed financial statements on June 23, 2004 (except for Note S as to which the date is June 25, 2004). Subsequent to the date of our Report, Management of the Company discovered that there were beneficial conversion features present in the Unit offerings of the Series A and Series B preferred stock which had not been properly calculated and accounted for in the originally released financial statements. The results of this finding had the effect of an accretion charge to operations of approximately $53,856 for the year ended March 31, 2004. While not material to the Company's financial statements, we concur with this change and, accordingly, withdraw our opinion dated June 23, 2004 (except for Note S as to which the date is June 25, 2004). No reliance should be placed on our opinion dated June 23, 2004 (except for Note S as to which the date is June 25, 2004)

                                                        /s/ S. W. Hatfield, CPA
                                                        ------------------------
                                                        S. W. HATFIELD, CPA
Dallas, Texas
October 20, 2004

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                             RESTATED BALANCE SHEETS
                             March 31, 2004 and 2003

                                                                                  (RESTATED)
                                                                                   March 31,    March 31,
                                                                                    2004           2003
                                                                               -------------- -------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                                    $   622,797    $     8,084
   Prepaid expenses and other                                                      134,272         35,375
                                                                               -----------    -----------
     TOTAL CURRENT ASSETS                                                          757,069         43,459
                                                                               -----------    -----------

PROPERTY AND EQUIPMENT - AT COST                                                    62,098         60,860
   Accumulated depreciation                                                        (51,675)       (49,255)
                                                                               -----------    -----------
     NET PROPERTY AND EQUIPMENT                                                     10,423         11,605
                                                                               -----------    -----------

OTHER ASSETS
   Restricted cash - Preferred Stock dividend reserve                               37,266             --
   Security deposits and other                                                       1,089            390
                                                                               -----------    -----------
     TOTAL OTHER ASSETS                                                             38,355            390
                                                                               -----------    -----------
TOTAL ASSETS                                                                   $   805,847    $    55,454
                                                                               ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of Note payable                                          $    62,787    $    65,958
   Accounts payable - trade                                                        297,389        130,341
   Accrued dividends payable                                                           583             --
   Accrued interest payable                                                             --          2,514
   Advances from officers                                                               --         34,774
   Accrued officer compensation                                                    160,926        570,360
                                                                               -----------    -----------
     TOTAL CURRENT LIABILITIES                                                     521,685        803,947
                                                                               -----------    -----------

LONG-TERM LIABILITIES
   Notes payable                                                                   166,783             --
                                                                               -----------    -----------
     TOTAL LIABILITIES                                                             688,468        803,947
                                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value.  20,000,000 shares authorized
     Series A - 50 shares authorized
       24.2194 and -0- shares issued and outstanding, respectively                      --             --
     Series B - 100 shares authorized
       31.0000 and -0- shares issued and outstanding, respectively                      --             --
   Common stock - $0.001 par value.  200,000,000 shares authorized
     70,832,255 and 50,096,462 shares issued and outstanding, respectively          70,832         50,096
   Additional paid-in capital                                                    4,929,961      2,251,242
   Deficit accumulated during the development stage                             (4,850,649)    (3,035,031)
                                                                               -----------    -----------
                                                                                   150,144       (733,693)
   Stock subscription receivable                                                   (30,550)       (14,800)
   Treasury stock - at cost (25,000 shares)                                         (2,215)            --
                                                                               -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                                                    117,379       (748,493)
                                                                               -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $   805,847    $    55,454
                                                                               ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
             RESTATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended March 31, 2004 and 2003 and
            Period from February 28, 2000 (date of inception) through
                                 March 31, 2004

                                                                               (RESTATED)
                                                                               Period from
                                                                             February 28, 2000
                                                 (RESTATED)                  (date of inception)
                                                   Year  ended   Year ended      through
                                               March 31, 2004   March 31, 2003 March 31, 2004
                                               --------------   -------------- --------------
REVENUES                                         $    74,844    $        --    $   158,850
                                                 -----------    -----------    -----------

PRODUCTION EXPENSES
   Salaries, wages and related costs                 393,288         33,881        962,195
   Direct occupancy and operating expenses           169,855         40,123        428,481
   Depreciation                                        3,292         14,305         44,609
                                                 -----------    -----------    -----------
     Total production expenses                       566,435         88,309      1,435,285
                                                 -----------    -----------    -----------

GROSS PROFIT                                        (491,591)       (88,309)    (1,276,435)
                                                 -----------    -----------    -----------

OPERATING EXPENSES
   Selling and marketing costs
     Salaries, wages and related costs               127,150             --        453,608
     Direct occupancy and operating expenses          54,141             --        391,598
   General and administrative costs
     Officers compensation                           271,969        229,278        890,179
     Consulting and professional fees                354,737        356,438        978,420
     Other general and administrative costs          180,466        138,030        354,673
   Compensation expense related to common
     stock issuances at less than "fair value"       237,629        101,400        339,779
   Depreciation                                        2,177          2,618         14,141
                                                 -----------    -----------    -----------
       Total operating expenses                    1,228,269        827,764      3,422,398
                                                 -----------    -----------    -----------

LOSS FROM OPERATIONS                              (1,719,860)      (916,073)    (4,698,833)

OTHER INCOME (EXPENSE)
   Interest and other income                             298             --          4,636
   Interest expense                                  (11,580)       (11,463)       (36,160)
   Lawsuit settlement                                 (3,000)            --        (23,000)
   Loss on disposition of equipment                     (963)            --        (16,779)
   Accretion of beneficial discount
     conversion feature on preferred stock           (53,856)            --        (53,856)
                                                 -----------    -----------    -----------

NET LOSS                                          (1,788,961)      (927,536)    (4,823,992)

OTHER COMPREHENSIVE INCOME                                --             --             --
                                                 -----------    -----------    -----------

COMPREHENSIVE LOSS                               $(1,788,961)   $  (927,536)   $(4,823,992)
                                                 ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
       RESTATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS - CONTINUED
                     Years ended March 31, 2004 and 2003 and
            Period from February 28, 2000 (date of inception) through
                                 March 31, 2004

                                                                                  Period from
                                                                               February 28, 2000
                                                                              (date of inception)
                                             Year ended         Year ended         through
                                            March 31, 2004     March 31, 2003   March 31, 2004
                                            --------------    --------------    --------------
NET LOSS                                    $   (1,788,961)   $     (927,536)   $   (4,823,992)

PREFERRED STOCK DIVIDENDS                          (26,657)               --           (26,657)
                                            --------------    --------------    --------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS   $   (1,815,618)   $     (927,536)   $   (4,850,649)
                                            ==============    ==============    ==============

Net loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss
   - basic and fully diluted                $        (0.03)   $        (0.03)   $        (0.14)
     Preferred stock dividend                        (0.00)            (0.00)            (0.00)
                                            --------------    --------------    --------------

     Total basic and fully diluted loss
     per weighted-average share available
     to common shareholders                 $        (0.03)   $        (0.03)   $        (0.14)
                                            ==============    ==============    ==============

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                      62,374,341        36,670,763        35,891,430
                                            ==============    ==============    ==============

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                              RESTATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                          Period from February 28, 2000
                           (date of inception) through
                                 March 31, 2004

                                                                                                             Deficit
                                                                                                           accumulated
                                            Preferred Stock             Common Stock         Additional       in the
                                            ---------------            ------------           paid-in       development
                                       Shares        Amount        Shares         Amount       capital        stage
                                    -----------   -----------   -----------   -----------    -----------    -----------
INITIAL CAPITALIZATION
   FEBRUARY 28, 2000                         --   $        --           170   $       150    $        --    $        --
   Effect of September 10, 2000
     125,000 for 1 forward stock
     split and change to $0.001
     par value                               --            --    21,249,830        21,100        (21,100)            --
February 29, 2000 private
   placement of common stock                 --            --            30     1,000,000             --             --
     Effect of September 10, 2000
     125,000 for 1 forward stock
     split and change to $0.001
     par value                               --            --     3,749,970      (996,250)       996,250             --
   Less costs of raising capital             --            --            --            --        (12,500)           --
Net loss for the period                      --            --            --            --             --        (35,822)
                                    -----------   -----------   -----------   -----------    -----------    -----------

BALANCES AT MARCH 31,2000                    --            --    25,000,000        25,000        962,650        (35,822)

Cash received on stock
   subscription receivable                   --            --            --            --             --             --
November 30, 2000 private
   placement of common stock                 --            --       666,665           667        289,333             --
   Less costs and expenses
     of raising capital                      --            --            --            --       (188,500)            --
Common stock issued for:
   Costs and expenses of
     raising capital                         --            --       400,000           400        175,600             --
   Prepaid interest on loan                  --            --       250,000           250         31,000             --
   Employee wages and bonuses                --            --     1,095,000         1,095         64,605             --
   Officer bonus                             --            --       500,000           500         29,500             --
   Professional services                     --            --       107,000           107          6,313             --
Net loss for the year                        --            --            --            --             --     (1,460,043)
                                    -----------   -----------   -----------   -----------    -----------    -----------
BALANCES AT MARCH 31, 2001                   --   $        --    28,018,665   $    28,019    $ 1,370,501    $(1,495,865)
                                    ===========   ===========   ===========   ===========    ===========    ===========


                                    Stock        Treasury
                                 subscription     Stock
                                  receivable      at cost        Total
                                  -----------    -----------    -----------
INITIAL CAPITALIZATION
   FEBRUARY 28, 2000              $        --    $        --    $       150
   Effect of September 10, 2000
     125,000 for 1 forward stock
     split and change to $0.001
     par value                             --             --             --
February 29, 2000 private
   placement of common stock         (600,000)            --        400,000
     Effect of September 10, 2000
     125,000 for 1 forward stock
     split and change to $0.001
     par value                             --             --             --
   Less costs of raising capital           --        (12,500)
Net loss for the period                    --             --        (35,822)
                                  -----------    -----------    -----------

BALANCES AT MARCH 31,2000            (600,000)            --        351,828

Cash received on stock
   subscription receivable            600,000             --        600,000
November 30, 2000 private
   placement of common stock               --             --        290,000
   Less costs and expenses
     of raising capital                    --             --       (188,500)
Common stock issued for:
   Costs and expenses of
     raising capital                       --             --        176,000
   Prepaid interest on loan                --             --         31,250
   Employee wages and bonuses              --             --         65,700
   Officer bonus                           --             --         30,000
   Professional services                   --             --          6,420
Net loss for the year                      --             --     (1,460,043)
                                  -----------    -----------    -----------
BALANCES AT MARCH 31, 2001        $        --             --    $   (97,345)
                                  ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                 RESTATED STATEMENT OF CHANGES IN SHAREHOLDERS'
             EQUITY - CONTINUED Period from February 28, 2000 (date
                      of inception) through March 31, 2004

                                                                                                                      Deficit
                                                                                                                     accumulated
                                            Preferred Stock               Common Stock               Additional         in the
                                            ---------------               ------------                 paid-in        development
                                       Shares         Amount           Shares         Amount           capital           stage
                                   -------------   -------------   -------------    -------------    -------------    -------------
BALANCES AT MARCH 31, 2001                    --   $          --      28,018,665    $      28,019    $   1,370,501    $  (1,495,865)

Conversion of AdZone
   Interactive, Inc. common
   stock to AdZone Research,
   Inc. common stock                          --              --     (10,018,643)         (10,019)          10,019               --
Effect of reverse merger with
   AdZone Research, Inc.                      --              --       5,346,000            5,346           (5,346)              --
                                   -------------   -------------   -------------    -------------    -------------    -------------

BALANCES AT MARCH 31, 2001
   POST-REVERSE ACQUISITION                   --              --      23,346,022           23,346        1,375,174       (1,495,865)

Issuance of common stock for
   Conversion of short-term debt              --              --         360,000              360           21,240               --
   Cash                                       --              --         744,442              744           39,656               --
   Lawsuit settlement                         --              --         500,000              500           19,500               --
   Professional services                      --              --       1,531,666            1,532          115,668               --
Net loss for the year                         --              --              --               --               --         (611,630)
                                   -------------   -------------   -------------    -------------    -------------    -------------

BALANCES AT MARCH 31, 2002                    --              --      26,482,130           26,482        1,571,238       (2,107,495)

Issuance of common stock for
   Cash                                       --              --       2,413,334            2,413          103,587               --
   Exercise of granted options                --              --       9,350,000            9,350          211,950               --
   Directors fees                             --              --         160,000              160            8,140               --
   Employee compensation                      --              --       5,790,000            5,790           98,860               --
   Professional services                      --              --       5,900,998            5,901          257,467               --
Net loss for the year                         --              --              --               --               --         (927,536)
                                   -------------   -------------   -------------    -------------    -------------    -------------

BALANCES AT MARCH 31, 2003                    --   $          --      50,096,462    $      50,096    $   2,251,242    $  (3,035,031)
                                   =============   =============   =============    =============    =============    =============


                                      Stock           Treasury
                                   subscription         Stock
                                     receivable         at cost         Total
                                    -------------    -------------   -------------
BALANCES AT MARCH 31, 2001          $          --    $          --   $     (97,345)

Conversion of AdZone
   Interactive, Inc. common
   stock to AdZone Research,
   Inc. common stock                           --               --              --
Effect of reverse merger with
   AdZone Research, Inc.                       --               --              --
                                    -------------    -------------   -------------

BALANCES AT MARCH 31, 2001
   POST-REVERSE ACQUISITION                    --               --         (97,345)

Issuance of common stock for
   Conversion of short-term debt               --               --          21,600
   Cash                                        --               --          40,400
   Lawsuit settlement                          --               --          20,000
   Professional services                       --               --         117,200
Net loss for the year                          --               --        (611,630)
                                    -------------    -------------   -------------

BALANCES AT MARCH 31, 2002                     --               --        (509,775)

Issuance of common stock for
   Cash                                        --               --         106,000
   Exercise of granted options            (14,800)              --         206,500
   Directors fees                              --               --           8,300
   Employee compensation                       --               --         104,650
   Professional services                       --               --         263,368
Net loss for the year                          --               --        (927,536)
                                    -------------    -------------   -------------

BALANCES AT MARCH 31, 2003          $     (14,800)   $          --   $    (748,493)
                                    =============    =============   =============

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                              RESTATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                        - CONTINUED Period from February
                          28, 2000 (date of inception)
                             through March 31, 2004

                                                                                                                  Deficit
                                                                                                                 accumulated
                                                 Preferred Stock              Common Stock        Additional       in the
                                                ---------------              ------------          paid-in       development
                                            Shares         Amount         Shares       Amount       capital         stage
                                         -----------    -----------   -----------   -----------   -----------    -----------
BALANCES AT MARCH 31, 2003                        --    $        --    50,096,462   $    50,096   $ 2,251,242    $(3,035,031)

Issuance of preferred stock
   Series A                                    34.85             --            --            --       348,500             --
   Series B                                    31.00             --            --            --       310,000             --
Redemption of preferred stock
   Series A                                   (10.63)            --            --            --      (106,304)            --
   Redemption premium                             --             --            --            --       (15,946)            --
Accretion of beneficial conversion
   discount feature on preferred stock            --             --            --            --        53,856             --
Issuance of common stock for
   Cash                                           --             --       772,333           773        69,602             --
   Employee stock option plan
     Employees                                    --             --     1,950,000         1,950       883,100             --
     Officers                                     --             --       150,000           150        91,350             --
   Compensation
     Employees                                    --             --     3,119,000         3,119       266,057             --
     Officers                                     --             --    11,180,000        11,180       576,870             --
   Professional services
     Restricted shares                            --             --     1,909,460         1,909       241,578             --
     Registered shares                            --             --     1,075,000         1,075        44,675             --
   Director fees                                  --             --       280,000           280        30,520             --
   Cost of obtaining capital                      --             --       300,000           300      (115,139)            --
   Purchase of treasury stock                     --             --            --            --            --             --
Payment of dividends on
   Series A and Series B
   preferred stock                                --             --            --            --            --        (26,657)
Net loss for the year                             --             --            --            --            --     (1,788,961)
                                         -----------    -----------   -----------   -----------   -----------    -----------
BALANCES AT MARCH 31, 2004                     55.22    $        --    70,832,255   $    70,832   $ 4,929,961    $(4,850,649)
                                         ===========   ===========   ===========   ===========    ===========    ===========


                                            Stock        Treasury
                                         subscription      Stock
                                          receivable     at cost        Total
                                        -----------    -----------    -----------
BALANCES AT MARCH 31, 2003              $   (14,800)   $        --    $  (748,493)

Issuance of preferred stock
   Series A                                      --             --        348,500
   Series B                                      --             --        310,000
Redemption of preferred stock
   Series A                                      --             --       (106,304)
   Redemption premium                            --             --        (15,946)
Accretion of beneficial conversion
   discount feature on preferred stock           --             --         53,856
Issuance of common stock for
   Cash                                          --             --         70,375
   Employee stock option plan
     Employees                                   --             --        885,050
     Officers                                    --             --         91,500
   Compensation
     Employees                                   --             --        269,176
     Officers                                    --             --        588,050
   Professional services
     Restricted shares                           --             --        243,487
     Registered shares                      (15,750)            --         30,000
   Director fees                                 --             --         30,800
   Cost of obtaining capital                     --             --       (114,839)
   Purchase of treasury stock                    --         (2,215)        (2,215)
Payment of dividends on
   Series A and Series B
   preferred stock                               --             --        (26,657)
Net loss for the year                            --             --     (1,788,961)
                                        -----------    -----------    -----------
BALANCES AT MARCH 31, 2004              $   (30,550)   $    (2,215)   $   117,379
                                        ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                        RESTATED STATEMENTS OF CASH FLOWS
                     Years ended March 31, 2004 and 2003 and
            Period from February 28, 2000 (date of inception) through
                                 March 31, 2004

                                                                                         (RESTATED)
                                                                                         Period from
                                                                                      February 28, 2000
                                                         (RESTATED)                 (date of inception)
                                                         Year ended     Year ended        through
                                                       March 31, 2004   March 31, 2003 March 31, 2004
                                                        -----------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                              $(1,788,961)   $  (927,536)   $(4,823,992)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                          5,736         16,923         59,017
       Loss on disposition of equipment                         963             --         16,779
       Compensation expense related to common
         stock issuances at less than "fair value"          237,629        101,400        339,779
       Accretion of beneficial discount
         conversion feature on preferred stock              (53,856)            --        (53,856)
       Common stock issued for
         Salaries, wages and bonuses                        664,718         37,850        798,268
         Professional fees                                  273,488        236,168        633,026
         Directors fees                                      30,800          8,300         39,100
         Interest expense                                     7,500          7,500         24,375
         Lawsuit settlement                                      --             --         20,000
       (Increase) Decrease in
         Deposits and other assets                           (2,500)         1,800           (390)
       Increase (Decrease) in
         Accounts payable and accrued liabilities           167,048          8,943        378,346
         Accrued officers compensation                     (409,434)       276,428        160,926
         Accrued interest payable                            (2,514)         1,436             --
                                                        -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                      (761,671)      (230,788)    (2,300,910)
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid to purchase property and equipment              (5,250)          (608)       (91,851)
   Cash received on disposition of equipment                     --             --          5,900
                                                        -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                        (5,250)          (608)       (85,951)
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net cash activity on officer and employee advances       (35,754)        20,380         (1,010)
   Principal received from notes payable                    166,783             --        238,383
   Principal paid on notes payable                           (3,171)            --         (3,171)
   Loan acquisition fees paid                                  (966)            --           (966)
   Sale of preferred stock                                  658,500             --        658,500
   Cash paid to redeem preferred stock                     (122,250)            --       (122,250)
   Sale of common stock                                     894,620        219,100      2,443,770
   Cash paid for raising capital                           (147,839)            --       (172,839)
   Cash paid to acquire treasury stock                       (2,215)            --         (2,215)
   Cash paid for preferred stock dividends                  (26,074)            --        (26,074)
                                                        -----------    -----------    -----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                1,381,634        239,480      3,012,158
                                                        -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                                 614,713          8,084        625,297
Cash at beginning of period                                   8,084             --             --
                                                        -----------    -----------    -----------
CASH AT END OF PERIOD                                   $   622,797    $     8,084    $   625,297
                                                        ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  RESTATED STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended March 31, 2004 and 2003 and
            Period from February 28, 2000 (date of inception) through
                                 March 31, 2004

                                                                                (RESTATED)
                                                                                 Period from
                                                                              February 28, 2000
                                                 (RESTATED)                   (date of inception)
                                                Year ended       Year ended       through
                                               March 31, 2004  March 31, 2003  March 31, 2004
                                               --------------- -------------- -------------------
SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period               $      6,029   $      2,527   $      8,556
                                                ============   ============   ============
     Income taxes paid for the period           $         --   $         --   $         --
                                                ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES
     Common stock issued for prepaid interest   $         --   $         --   $     31,250
                                                ============   ============   ============
     Common stock issued in repayment of
       short-term debt                          $         --   $         --   $     21,600
                                                ============   ============   ============
     Common stock issued for prepaid
       consulting fees                          $         --   $     28,000   $     28,000
                                                ============   ============   ============
     Common stock issued in partial
       payment of accrued officers
       compensation                             $    192,797   $     65,000   $    257,797
                                                ============   ============   ============

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                     NOTES TO RESTATED FINANCIAL STATEMENTS

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED

NOTE C - CORRECTION OF AN ERROR AND FINANCIAL STATEMENT RESTATEMENT

Subsequent to the issuance of the Company's financial statements as of and for the year ended March 31, 2004, Management discovered that there were beneficial conversion features present in the Unit offerings of the Series A and Series B preferred stock, during Fiscal 2004, which had not been properly calculated and accounted for in the financial statements as originally released. The results of this finding had the effect of an accretion charge to operations of approximately $53,856 for the year ended March 31, 2004.

The effect of any and all changes are reflected in the accompanying restated financial statements as of the respective date of the transaction and the effect of the corrections are summarized below by fiscal period and cumulatively.

                                                                     (RESTATED)
                                                                     Period from
                                                                  February 28, 2000
                                          (RESTATED)              (date of inception) Cumulative
                                          Year ended   Year ended      through,       effect of
                                       March 31, 2004 March 31, 2003  March 31, 2004   changes
                                       -----------    -----------    -----------    -----------
Net Loss, as previously reported       $(1,735,105)   $  (927,536)   $(4,770,136)

Effect of the correction of an error
   Accretion of beneficial discount
     conversion feature on
     preferred stock                       (53,856)            --        (53,856)   $   (53,856)
                                       -----------    -----------    -----------    -----------
   Total effect of changes
     on Loss from Operations
     and Net Loss                          (53,856)            --        (53,856)   $   (53,856)
                                       -----------    -----------    -----------    ===========

Net Loss, as restated                  $(1,788,961)   $  (927,536)   $(4,823,992)
                                       ===========    ===========    ===========

Earnings per share,
   as previously reported              $     (0.03)   $        --    $     (0.13)
Total effect of changes                      (0,00)            --          (0.01)
                                       -----------    -----------    -----------

Earnings per share, as restated            $(0,03)    $        --    $     (0.14)
                                       ===========    ===========    ===========

NOTE D - GOING CONCERN UNCERTAINTY

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED

NOTE D - GOING CONCERN UNCERTAINTY - CONTINUED

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

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE G - CONCENTRATIONS OF CREDIT RISK

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

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2004 and 2003:

                                                      March 31,         March 31,
                                                        2004              2003        Estimated life
                                                       -------           ------
         Computer equipment                            $54,168           $50,856       3 years
         Office furniture and other equipment            7,930            10,004       7 years
                                                       -------           ------
                                                        62,098            60,860
         Less accumulated depreciation                 (51,675)          (49,255)
                                                        ------            ------

         Net property and equipment                    $10,423           $11,605
                                                        ------            ------

Depreciation expense for the years ended March 31, 2004 and 2003 and the period from February 28, 2000 (date of inception) through March 31, 2004 was $5,469, $16,923, and $58,750, respectively.

                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED

NOTE I - NOTES PAYABLE

                                                                                   March 31, March 31,
                                                                                     2004     2003
                                                                                   -------   -------
$50,000 installment note payable to an individual. Interest imputed at 15.0% and paid in advance with the issuance of 250,000 shares of restricted, unregistered common stock to the lender. Payable in monthly installments of
   $1,000 commencing September 1, 2001 and each successive month until paid in full. Scheduled payments are in default at March 31, 2004 and the entire amount is classified as "current" in the accompanying financial statements
   Unsecured                                                                       $50,000   $50,000

$15,958 promissory note payable to a law firm. Interest at 9.0%. Originally payable in full on June 30, 2001. Renegotiated as a result of litigation during February 2004. Payable as follows: $5,000 on the date of execution of the settlement agreement; seven monthly installments of $2,000, starting
   March 13, 2004; final installment of $766.50 on October 13, 2004
   Non-interest bearing subsequent to the February 2004 settlement date. Secured by 150,000 shares of common stock owned by the
   Company's Chief Operating Officer                                                12,787    15,958
                                                                                   -------   -------

                                                                                   $62,787   $65,958
                                                                                   =======   =======

NOTE J - ADVANCES FROM OFFICERS

In prior periods, the Company's officers advanced various monies to the Company under formal unsecured note documents bearing interest at 10.0%. The advances are repayable in aggregate monthly amounts of approximately $370. Due to the nature of the debt and irregular payment history, these advances are classified as "current" in the accompanying financial statements.

During Fiscal 2004, all amounts advanced by Company officers were repaid in full.

NOTE K - LONG-TERM NOTES PAYABLE

                                                                                     March 31,     March 31,
                                                                                       2004          2003
                                                                                   ------------- -------------
Four separate notes payable to a non-financial institution investment corporation. Interest at the prevailing Prime Rate plus 100 basis points
   (5.00% at March 31, 2004), payable quarterly in arrears plus an origination fee equal to 1.0% of the principal amount. Principal payable in full in May
   2006. Collateralized by shares of the Company's common stock (aggregating approximately 7,958,121 shares at March 31, 2004) , placed in escrow with the lender's brokerage firm, owned by the Company's
   Chief Executive and Chief Operating Officers, respectively                      $     166,783   $          --
                                                                                   =============   =============

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED

NOTE K - LONG-TERM NOTES PAYABLE - CONTINUED

The lender was inconsistent in the application of the 1.0% origination fee in the various closing documents. The Company is contingently liable for approximately $709 in unbilled and unremitted origination fees.

NOTE L - OFFICER COMPENSATION

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED

NOTE L - OFFICER COMPENSATION - CONTINUED

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED

NOTE L - OFFICER COMPENSATION - CONTINUED

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

As of March 31, 2004 and 2003, total cumulative amounts unpaid under the agreements with CCardona and JCardona are as follows:

                                                      March 31,       March 31,
                                                       2004             2003
                                                     --------         --------
Officer compensation                                 $160,926         $570,360
                                                     ========         ========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED

NOTE L - OFFICER COMPENSATION - CONTINUED

Future minimum amounts payable under the Cardona contracts are as follows:

Year ending
 March 31,               Amount
   2005                $  328,667
   2006                   365,333
   2007                   387,667
   2008                   346,666
                       ----------
  Totals               $1,428,333

NOTE M - INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31, 2004 and 2003 and for the period from February 28, 2000 (date of inception) through March 31, 2004, respectively, are as follows:

                                                              Period from
                                                           February 28, 2000
                                                          (date of inception)
                  Year ended            Year ended            through
                March 31, 2004         March 31, 2003      March 31, 2004
                --------------         --------------      ------------------
Federal:
  Current         $     --               $     --               $     --
  Deferred              --                     --                     --
                  --------               --------               --------
State:
  Current               --                     --                     --
  Deferred              --                     --                     --
                  --------               --------               --------

Totals            $     --               $     --               $     --
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

                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED

NOTE M - INCOME TAXES - CONTINUED

The Company's income tax expense for each of the years ended March 31, 2004 and 2003 and for the period from February 28, 2000 (date of inception) through March 31, 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                                                    Period from
                                                                                                                February 28, 2000
                                                                                                               (date of inception)
                                                                   Year ended               Year ended                 through
                                                                 March 31, 2004            March 31, 2003M          March 31, 2004
                                                                  -----------                -----------             -----------
Statutory rate applied to loss before income taxes                $  (608,000)               $  (315,000)            $(1,640,000)
Increase (decrease) in income taxes resulting from:
    State income taxes                                                     --                         --                      --
   Non-deductible charges
     Compensation expense related to issuances
       of common stock at less than "fair value"                       81,000                     34,500                 115,500
     Accretion of beneficial discount conversion
       feature on preferred stock                                      18,000                         --                  18,000
    Other, including reserve for deferred tax asset                   509,000                    280,500               1,506,500
                                                                  -----------                -----------             -----------

      Income tax expense                                          $        --                $        --             $        --
                                                                  ===========                ===========             ===========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003:

                                                 March 31, 2004            March 31, 2003
                                                  -----------                -----------
Deferred tax assets
   Net operating loss carryforwards               $ 1,360,000                $   790,000
   Less valuation allowance                        (1,360,000)                  (790,000)
                                                  -----------                -----------

     Net Deferred Tax Asset                       $        --                $        --
                                                  ===========                ===========

During the years ended March 31, 2004 and 2003, the reserve for the deferred current tax asset increased by approximately $570,000 and $73,400, respectively.

NOTE N - PREFERRED STOCK TRANSACTIONS

Preferred stock consists of the following as of March 31, 2004 and 2003, respectively:

                                                              March 31, 2004                            March 31, 2003
                                                         --------------------------               ----------------------------
                                                         # shares par value# shares                        par value

9.0% Series A Cumulative Convertible Stock                24.22               $   --                   --               $   --
9.0% Series B Cumulative Convertible Stock                31.00                   --                   --                   --
                                                         ------               ------               ------               ------
     Totals                                               55.22               $   --                   --               $   --
                                                         ======               ======               ======               ======

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - PREFERRED STOCK TRANSACTIONS - CONTINUED

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED

NOTE N - PREFERRED STOCK TRANSACTIONS - CONTINUED

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED

NOTE O - BENEFICIAL CONVERSION DISCOUNT FEATURE ON PREFERRED STOCK

In conjunction with the Company's August 12, 2003 Private Placement Memorandum to sell up to 50 Units, consisting of one (1) share of 9.0% Series A Cumulative Preferred Stock and Warrants and the Company's November 17, 2003 Private Placement Memorandum to sell up to 100 Units, consisting of one (1) share of 9.0% Series B Cumulative Preferred Stock and Warrants (collectively Unit Offerings), we applied the tenets of EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Features. We have also considered the guidance of Accounting Principles Board Opinion Number 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. It is Management's opinion that these standards apply to the accounting for the Offerings.

The following table reflects the details of the amounts of accretions that would have been recorded during our fiscal year ended March 31, 2004 and, coupled with preferred stock dividends at the cumulative rate, the adjustment to net loss in calculating loss applicable to common stockholders.

                                    Accretions          Dividends                Totals
                                    ---------           ----------              --------
Series A Unit Offering               $34,306               $18,035               $52,341
Series B Unit Offering
   Traunch 1                          11,500                 5,175                16,675
   Traunch 2                           7,667                 3,450                11,117
   Traunch 3                             383                   173                   556
                                     -------               -------               -------
                                     $53,856               $26,832               $80,688
                                     =======               =======               =======

For purposes of the Company's calculation, Management allocated the proceeds received from each Unit Offering between the preferred stock and warrants. Based upon the resulting amount of preferred stock carrying value, Management recalculated the "effective conversion rate" for the convertible preferred stock, as required in EITF 98-5, for purposes of calculating the beneficial conversion. As a result, the carrying value of the Series A Unit Offering amounted to $57,711; the Series B Unit Offering amount to 0. These amounts require accretion to the redemption values (SX5-02.28) of $400,775 and $356,500, respectively.

As it relates to the carrying value of preferred stock, the initial carrying amount (approximately $57,711), plus accretions of approximately $53,856 is reflected as the total carrying value of the issued and outstanding Series A and Series B preferred stock, with the accretion being charged to operations as a component of "other income (expense)" in the accompanying restated statements of operations and comprehensive loss. The carrying value of the Series A Preferred Stock is approximately $92,017 and the carrying value of the Series B Preferred Stock is approximately $19,550 as of March 31, 2004, respectively.

NOTE P - COMMON STOCK TRANSACTIONS

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE P - COMMON STOCK TRANSACTIONS - CONTINUED

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

The following table recaps the status of each of the Company's Registration Statements on Form S-8:

                                          Cumulative        Cumulative
                                           number of         number of         Remaining
                                            shares            shares             to be
                                          registered          issued            issued
                                        --------------   ----------------   --------------
     Filing dated 1/28/02                    538,665           459,998           78,667
     Filing dated 2/21/02                    303,000           171,000          132,000
     Filing dated 3/26/03 (as amended)    17,100,000        16,864,000        2,036,000

The following table presents the various categories for stock issuances during Fiscal 2004, 2003 and 2002:

                                                   Registered    Restricted          Total
                                                  -----------   -----------    -----------
       Balances at March 31, 2001                   5,346,000    18,000,022     23,346,022
         Cash                                              --       744,442        744,442
         Conversion of short-term loans                    --       360,000        360,000
         Consulting and Legal services                681,666        25,000        706,666
         Lawsuit settlement                                --       500,000        500,000
         Legal services                                    --       170,000        170,000
         Operating expenses                                --       405,000        405,000
         Personnel compensation                            --       250,000        250,000
                                                  -----------   -----------    -----------

       Balances at March 31, 2002                   6,027,666    20,454,464     26,482,130

         Cash                                              --     2,413,334      2,413,334
         Consulting and Legal services             12,258,332     2,982,666     15,240,998
         Directors fees                                    --       160,000        160,000
         Operating expenses                                --        10,000         10,000
         Personnel compensation                            --     5,790,000      5,790,000
         Reclassifications per Rule 144(k)         20,454,464   (20,454,464)            --
                                                  -----------   -----------    -----------

       Balances at March 31, 2003                  38,740,462    11,356,000     50,096,462

         Cash                                       2,100,000       772,333      2,872,333
         Capital formation and public relations            --       730,700        730,700
         Consulting and Legal services              1,075,000       200,000      1,275,000
         Directors fees                                    --       280,000        280,000
         Operating expenses                                --     1,278,760      1,278,760
         Personnel compensation                            --    14,299,000     14,299,000
         Reclassifications per Rule 144(k)         11,356,000   (11,356,000)            --
                                                  -----------   -----------    -----------

       Balances at March 31, 2004                  53,271,462    17,560,793     70,832,255
                                                  ===========   ===========    ===========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE P - COMMON STOCK TRANSACTIONS - CONTINUED

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

The following tables recap the Company's stock issuances, by purpose or function, for each of the Fiscal Years ended March 31, 1004, 2003 and 2002, respectively:

                        FISCAL YEAR ENDED MARCH 31, 2002

Issuances pursuant to an exemption from registration pursuant to Section 4(2)

  Date of                                                  Number   Proceeds or    Excess
   Issue                     Issuee                       of Shares  Valuation   fair value
 ---------             ---------------------------------  --------- -----------  ----------
Cash
8/22/2001              Seth Blumenthal                      100,000   $  7,000   $     --
8/29/2001              Suzanne Tryphonos                      1,666        100         --
10/11/2001             Thomas Clemens                        33,333      2,000         --
10/11/2001             Gerard Stankewicz                     33,333      2,000         --
10/11/2001             Barbara Welker                        10,000        600         --
10/11/2001             Marcia Strada                         10,000        600         --
10/22/2001             Colleen Strada                        10,000        600         --
10/31/2001             Kenneth Ullman                       444,444     20,000         --
12/18/2001             Gerard Stankewicz                     16,666      2,000        500
1/22/2002              Ruth Makofske                         85,000      5,000         --
                                                           --------   --------   --------
                                                            744,442   $ 39,900   $    500
                                                           ========   ========   ========
Conversion of short-term loans (1)
8/10/2001              Barbara Welker                       166,667   $ 10,000   $     --
8/10/2001              Charles Blanchfield                   83,333      5,000         --
8/10/2001              Thomas Clemens                        50,000      3,000         --
8/10/2001              Marilyn Hyman                         33,333      2,000         --
8/10/2001              Joe Mortimer                          16,667      1,000         --
8/10/2001              Suzanne Tryphonos                     10,000        600         --
                                                           --------   --------   --------
                                                            360,000   $ 21,600   $     --
                                                           ========   ========   ========
Consulting and Legal services
11/29/2001             Seth Blumenthal                       25,000   $  1,000   $    250
                                                           ========   ========   ========

Lawsuit settlement (2)
9/9/2001               Competitive Media Reporting, LLC.    500,000   $ 20,000   $     --
                                                           ========   ========   ========

Legal services (3)
Various                Warren Hamburger                     170,000   $  9,700   $     --
                                                           ========   ========   ========

Operating expenses
1/29/2002              Jeffrey Halbirt (4)                  200,000   $ 14,000   $     --
1/29/2002              Terry Nield (4)                      200,000     14,000         --
3/14/2002              Sheldon Katz (5)                       5,000        250         --
                                                           --------   --------   --------
                                                            405,000   $ 28,250   $     --
                                                           ========   ========   ========
Personnel compensation
3/24/2002              Daniel Wasserman (6)                 250,000   $ 15,000   $     --
                                                           ========   ========   ========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE P - COMMON STOCK TRANSACTIONS - CONTINUED

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

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U.
S. Securities and Exchange Commission

  Date of                                       Number       Proceeds or      Excess
   Issue                 Issuee               of Shares       Valuation     fair value
 ---------      ------------------------      ---------      -----------    ----------
Consulting services
12/13/2001      Charles Blanchfield (7)          40,000       $   4,000      $   --
12/13/2001      Robert King (7)                  40,000           4,000          --
12/13/2001      Thomas Kober (7)                 40,000           4,000          --
12/13/2001      Theresa Kober (7)               300,000          18,000          --
1/29/2002       Leonard Braumberger (8)         133,333          16,000          --
3/1/2002        Leonard Braumberger (8)          53,333           8,000          --
2/21/2002       Dave Grandy (9)                  75,000           9,000          --
                                               --------       ---------      ------
                                                681,666         $63,000      $   --
                                               ========       =========      ======

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

                        FISCAL YEAR ENDED MARCH 31, 2003

Issuances pursuant to an exemption from registration pursuant to Section 4(2)

  Date of                                       Number       Proceeds or      Excess
   Issue                 Issuee               of Shares       Valuation     fair value
 ---------      ------------------------      ---------      -----------    ----------
Cash
5/15/02         B&G Holding Co.                 75,000       $    5,000      $   --
6/6/02          Eleanor Garrett                300,000           15,000          --
6/6/02          Warren Hamburger (10)          200,000           10,000          --
6/24/02         Kevin Messina                  375,000           15,000          --
7/19/02         Scott Bolkema                  700,000           35,000          --
10/8/02         Carl Washwick                  333,334           10,000          --

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE P - COMMON STOCK TRANSACTIONS - CONTINUED

                  FISCAL YEAR ENDED MARCH 31, 2003 - CONTINUED

Issuances pursuant to an exemption from registration pursuant to Section 4(2) - continued

  Date of                                         Number     Proceeds or      Excess
   Issue                 Issuee                 of Shares     Valuation     fair value
 ---------      ------------------------        ---------    -----------    ----------
Cash - continued
11/18/02         Joshua Blumenthal                  50,000       10,000          --
3/21/02          Eleanor Garrett                   140,000        2,000          --
3/21/03          Warren Hamburger (10)             140,000        2,000          --
3/31/03          Warren Hamburger (10)             100,000        2,000          --
                                                ----------   ----------      ------
                                                 2,413,334   $  106,000      $   --
                                                ==========   ==========      ======
Consulting and Legal Services
8/2/02           Jack Kratoville (11)               20,000   $    1,200      $   --
Various          Keith Peters (12)                 100,000       10,000          --
9/7/02           Dag Finn Sjoen (11/18)             10,000          250          --
9/20/02          Suzanne Tryphonos (13)             16,666          333          --
Various          Warren Hamburger (10/14)          310,000        6,200          --
10/4/02          Kathleen Kenney (14)               25,000          500          --
Various          Jason Genet (15)                1,225,000       36,875          --
10/11/02         First American Ventures (16)      500,000       12,500          --
11/20/02         Bob Schmidt                       100,000        5,000          --
12/12/02         Robert Fitzpatrick (14)            60,000        1,200          --
Various          Arthur Metz (17)                  326,000       10,060          --
2/28/03          Thomas Kober (17)                 100,000        3,000          --
3/21/03          Charles Blanchfield (17)          100,000        3,000          --
3/21/03          Thomas Gavin (16)                 100,000        5,000          --
                                                ----------   ----------      ------
                                                 2,992,666   $   95,118      $   --
                                                ==========   ==========      ======
Directors fees
5/1/02           John Conley                        10,000   $      500      $   --
11/18/02         Jonathan White                     40,000        4,500          --
2/28/03          Russell Ivy                        10,000          300          --
2/28/03          John Conley                        50,000        1,500          --
2/28/03          Jonathan White                     50,000        1,500          --
                                                ----------   ----------      ------
                                                   160,000   $    8,300      $   --
                                                ==========   ==========      ======
Personnel compensation
2/28/02          Charles Cardona                 2,000,000   $   30,000      $   --
2/28/03          John Cardona                    2,000,000       30,000          --
8/5/02           Elizabeth Neese                     5,000          500          --
7/9/02           Daniel Wasserman                  300,000       12,000          --
Various          Reidar Sjoen (18)                 625,000       12,500          --
Various          Valerie Cardona (19)              425,000       10,000          --
Various          Thomas Madigan                     85,000        1,650          --
Various          Ursula Olivares                   350,000        8,000          --
                                                ----------   ----------      ------

                                                 5,790,000   $  104,650      $   --
                                                ==========   ==========      ======

(10) - Mr. Hamburger is a member of the Company's Board of Directors
(11) - Issued for various services related to the Company's relocation of it's corporate offices.
(12) - Issued for general business advisory services.
(13) - Issued for general office and clerical services
(14) - Issued for legal services.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE P - COMMON STOCK TRANSACTIONS - CONTINUED

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

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U.S. Securities and Exchange Commission

  Date of                                       Number    Proceeds or     Excess
   Issue                 Issuee               of Shares    Valuation    fair value
 ---------      ------------------------      ---------   -----------   ----------
                          Common stock directly issued
Consulting and Legal services
4/3/02           Leonard Braumberger (8)        53,333   $    8,000   $       --
4/10/02          Dave Grandy (9)                30,000        4,500           --
5/7/02           Leonard Braumberger (8)        53,333        8,000           --
5/7/02           Dave Grandy (9)                30,000        4,500           --
6/6/02           Leonard Braumberger (8)        53,333        8,000           --
6/6/02           Dave Grandy (9)                18,000        4,500           --
7/1/02           Leonard Braumberger (8)        53,333        8,000           --
7/1/02           Dave Grandy (9)                18,000        4,500           --
8/19/02          Tyler Byrd (12)               400,000       24,000           --
8/19/02          Thomas Gavin (16)             175,000       10,500           --
9/7/02           Thomas Gavin (16)             140,000        7,000           --
9/20/02          Charles Blanchfield (17)      233,333        9,333           --
9/20/02          Robert King (17)              233,333        9,333           --
9/20/02          Thomas Kober (17)             233,334        9,334           --
10/4/02          Robert Fitzpatrick (14)       100,000        3,000           --
10/7/02          Jason Genet (15)              400,000        8,000        8,000
10/9/02          Leonard Braumberger (8)        60,000        8,000           --
1/1/03           Thomas Gavin (17)             306,000       15,300           --
1/10/03          John Calcagni (14)            168,000        4,200           --
3/27/03          Hank Zemla (12)               150,000        2,250           --
                                            ----------   ----------   ----------
                                             2,908,332   $  160,250   $    8,000
                                            ==========   ==========   ==========

Common stock issued pursuant to the granting of options to purchase

  Date of                                       Number    Proceeds or     Excess
   Issue                 Issuee               of Shares    Valuation    fair value
 ---------      ------------------------      ---------   -----------   ----------

Consulting and Legal services
8/19/02          Kyle Kennedy (20) (*)         500,000   $   18,000   $   12,000
10/7/02          Kyle Kennedy (20) (*)         250,000        2,500        5,000
10/16/02         Kyle Kennedy (20) (*)       1,000,000       15,000       20,000
11/12/02         Kyle Kennedy (20) (*)         200,000        3,000        3,000
11/26/02         Kyle Kennedy (20) (*)         300,000        4,300        2,700
12/10/02         Kyle Kennedy (20) (*)       2,100,000       30,800       23,100
1/23/03          Kyle Kennedy (20) (*)       1,050,000       11,000       15,750
1/28/03          Kyle Kennedy (20) (*)       3,950,000       28,500       11,850
                                            ----------   ----------   ----------
                                             9,350,000   $  113,100   $   93,400
                                            ==========   ==========   ==========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE P - COMMON STOCK TRANSACTIONS - CONTINUED

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

                            YEAR ENDED MARCH 31, 2004

Issuances pursuant to an exemption from registration pursuant to Section 4(2)

  Date of                                       Number    Proceeds or     Excess
   Issue                 Issuee               of Shares    Valuation    fair value
 ---------      ------------------------      ---------   -----------   ----------
Cash
4/23/03          Ruth Makofske                500,000   $     8,000   $        --
5/5/03           Thomas Madigan                 5,000           100            --
5/13/03          Warren Hamburger (10)        150,000        30,000            --
7/28/03          Ruth Makofske                 33,333         2,000            --
7/28/03          Warren Hamburger (10)          6,000           500            --
11/20/03         Warren Hamburger (10)         33,000         6,000            --
1/27/04          Ronald Mayhew                 30,000        10,200         1,125
1/30/04          Ronald Mayhew                 15,000         5,100         7,350
                                          -----------   -----------   -----------
                                              772,333   $    61,900   $     8,475
                                          ===========   ===========   ===========
Personnel compensation
Various          Charles Cardona            5,473,151   $   287,187   $        --
Various          John Cardona               5,706,849       300,574            --
Various          Brian Mayhew (21)            170,000        14,200            --
Various          Chris Vita                    35,000         4,000            --
Various          Daniel Wasserman           1,275,000        77,000            --
Various          Michael Moore                  5,000           400            --
Various          Nicole Brownell               31,000         5,035            --
Various          Paul Weaver                  210,000        31,850            --
Various          Reidar Sjoen (18)            760,000        63,600            --
Various          Thomas Madigan               308,000        26,880            --
Various          Ursula Oliveras              260,000        37,600            --
Various          Valerie Cardona (19)          65,000         8,900            --
                                          -----------   -----------   -----------
                                           14,299,000   $   857,226   $        --
                                          ===========   ===========   ===========
Consulting and legal services
Various          Arthur Metz                   29,699         5,284   $       581
Various          Charles Blanchfield          310,000        30,500        16,000
Various          Equities Magazine, LLC        50,700         4,990            --
Various          Ronald Mayhew                216,061        35,275        21,303
Various          Thomas Gavin                 170,000        26,300            --
Various          Thomas Kober                 315,000        32,300        16,000
5/5/03           Jason Miller                   7,000           280            --
5/5/03           Scott Rubin                    7,000           280            --
5/23/03          Victor Yurkins                25,000         1,250            --
5/23/03          Elizabeth Neese               10,000           700            --
5/23/03          JoAnn Palminteri               3,000           105            --
6/6/03           Hank Zemla                   100,000         8,500            --
7/22/03          John Calcagni                200,000         8,000            --

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE P - COMMON STOCK TRANSACTIONS - CONTINUED

Issuances pursuant to an exemption from registration pursuant to Section 4(2) - continued

  Date of                                         Number    Proceeds or     Excess
   Issue                 Issuee                 of Shares    Valuation    fair value
 ---------      ------------------------        ---------   -----------   ----------
Consulting and legal services - continued
7/22/03          Nu-Quest Consulting, Inc.         200,000        8,000           --
9/17/03          Barrow Street Research              5,000          700           --
3/12/04          Duane Lewin                         5,000        2,000           --
5/8/03           Olga Paidoussis                   200,000        3,200           --
1/7/04           William Bogardus                   20,000        7,000           --
1/30/04          Peter Cardona (22)                 36,000        8,000        6,940
                                                ----------   ----------   ----------
                                                 1,909,460   $  182,664   $   60,824
                                                ==========   ==========   ==========
Directors Fees
Various          Russell Ivy                        65,000   $    9,400   $       --
Various          Warren Hamburger                  215,000       21,400           --
                                                ----------   ----------   ----------
                                                   280,000   $   30,800   $       --
                                                ==========   ==========   ==========
Investment Banking services
11/18/03         Spartan Securities Group, Inc.    300,000   $   33,000   $       --
                                                ==========   ==========   ==========

(21) - Brian Mayhew is the son of Thomas Mayhew.
(22) - Peter Cardona is the brother of Charles and John Cardona and the son of Valerie Cardona.

Issuances pursuant to Registration Statement(s) filed on Form(s) S-8 with the U.
S. Securities and Exchange Commission

  Date of                                         Number    Proceeds or     Excess
   Issue                 Issuee                 of Shares    Valuation    fair value
 ---------      ------------------------        ---------   -----------   ----------
                          Common stock directly issued
Consulting services
5/5/03          Hank Zemla (12)                    100,000        4,000   $       --
5/13/03         Duane Lewin                         20,000          600           --
5/13/03         Elizabeth Wooley-Lewin              15,000          450           --
5/13/03         Sunny Lewin                         15,000          450           --
                                                ----------   ----------   ----------
                                                   150,000   $    5,500   $       --
                                                ==========   ==========   ==========

Common stock issued pursuant to the granting of options to purchase

  Date of                                         Number    Proceeds or     Excess
   Issue                 Issuee                 of Shares    Valuation    fair value
 ---------      ------------------------        ---------   -----------   ----------
Consulting services
5/6/03          Kyle Kennedy (20) (*)              300,000   $    9,000   $       --
5/20/03         Kyle Kennedy (20) (*)              625,000       31,250           --
                                                ----------   ----------   ----------
                                                   925,000   $   40,250   $       --
                                                ==========   ==========   ==========
Employees
Various         Charles Cardona                     50,000   $   30,500   $       --
Various         John Cardona                       100,000       61,000           --
Various         Brian Mayhew                       300,000      100,964       26,436
Various         Daniel Wasserman                   500,000      166,840       47,160
Various         Nicole Brownell                     50,000       30,500           --
Various         Ronald Mayhew                      475,000      158,025       41,100
Various         Thomas Madigan                     325,000      138,271       18,129
Various         Ursula Oliveras                    300,000      122,120       35,505
                                                ----------   ----------   ----------
                                                 2,100,000   $  808,220   $  168,330
                                                ==========   ==========   ==========

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE P - COMMON STOCK TRANSACTIONS - CONTINUED

(*) - Mr. Kennedy owes the Company an aggregate $30,550 in cash for the exercise of various stock options and the issuance of the underlying registered shares of common stock as of March 31, 2004.


NOTE Q - STOCK OPTIONS

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

                                                             Weighted average
                                                             price per share
                                                             ----------------
     Options outstanding at April 1, 2001        2,000,000        $0.10
       Issued                                           --           --
       Exercised                                        --           --
       Expired/Terminated                               --           --
                                                                  -----

     Options outstanding at March 31, 2002       2,000,000        $0.10
       Issued                                   13,350,000         0.03
       Exercised                                (9,350,000)        0.01
       Expired/Terminated                       (4,000,000)        0.08
                                                                  -----

     Options outstanding at March 31, 2003       2,000,000        $0.10
       Issued                                   11,025,000         1.02
       Exercised                                (3,025,000)        0.28
       Expired/Terminated                               --           --
                                                                  -----

     Options outstanding at March 31, 2004      10,000,000        $1.06
                                                                  =====

The weighted average exercise price of all issued and outstanding options at March 31, 2004 is approximately $1.06.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE Q - STOCK OPTIONS - CONTINUED

The weighted-average remaining contractual life of the options outstanding at March 31, 2004 was 5.00 years. The exercise prices of the options outstanding at March 31, 2004 ranged from $0.10 to $2.00 per share. The following table summarizes the outstanding options at March 31, 2004:

                                                                                Weighted-          Weighted-
                                                              Weighted-          average            average
                                                               average          exercise           exercise
     Range of              Stock               Stock          remaining         price of           price of
     exercise             options             options        contractual         options            options
      prices            outstanding         exercisable         life           outstanding        outstanding
   ------------         -----------         -----------   ----------------     -----------        -----------
       $0.10              2,000,000          2,000,000        2.00 yrs            $0.10              $0.10
       $0.85              2,150,000          2,150,000        5.77 yrs            $0.85              $0.85
       $1.00              1,750,000          1,750,000        5.71 yrs            $1.00              $1.00
       $1.50              1,950,000          1,950,000        5.74 yrs            $1.50              $1.50
       $1.75              1,700,000          1,700,000        6.00 yrs            $1.75              $1.75
       $2.00                450,000            450,000        4.89 yrs            $2.00              $2.00
                         ----------         ----------
                         10,000,000         10,000,000

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123). Accordingly, no compensation cost other than that required to be recognized by Accounting Principles Board Statement No. 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with SFAS 123, the Company's net loss and loss per share for the years ended March 31, 2004 and 2003 and for the period from February 28, 2000 (date of inception) through March 31, 2004 would have increased to the pro forma amounts indicated below:

                                                                                         Period from
                                                                                      February 28, 2000
                                                                                     (date of inception)
                                                    Year ended        Year ended           through
                                                  March 31, 2004    March 31, 2003     March 31, 2004
                                                  --------------    --------------     --------------
Net Loss
   As reported                                      $(1,735,105)      $(927,536)         $(4,770,136)
   Add stock based employee compensation
     expense included in net income, net of taxes            --              --                   --
   Less total stock based employee compensation
     expense determined under fair value method
     for all awards, net of tax                        (127,676)        (31,475)            (180,135)
                                                    -----------       ---------          -----------

     Pro forma Net Loss                             $(1,862,781)      $(959,011)         $(4,950,271)
                                                    ===========       =========          ===========

Earnings per weighted-average share of
   common stock outstanding
     Basic - as reported                                 $(0.03)         $(0.03)             $(0.13)
                                                         ======          ======              ======
     Basic - pro forma                                   $(0.03)         $(0.03)             $(0.14)
                                                         ======          ======              ======
     Fully diluted - as reported                         $(0.03)         $(0.03)             $(0.13)
                                                         ======          ======              ======
     Fully diluted - pro forma                           $(0.03)         $(0.03)             $(0.14)
                                                         ======          ======              ======

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE Q - STOCK OPTIONS - CONTINUED

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 2004: dividend yield of 0%, expected volatility of 942% (using the Rutters Volatility Calculator using the high/low price at the last trading day of each month for the previous 12 months), a risk-free interest rate of approximately 3.0%, and an expected life of five years.

The weighted-average fair value of options covering approximately 600,000 shares of common stock granted during the year ended March 31, 2004 for which the exercise price was greater than the market price on the grant date was $0.28 and the weighted-average exercise price was $0.33.

The weighted-average fair value of options covering approximately 2,425,000 shares of common stock granted during the year ended March 31, 2004 for which the exercise price was less than the market price on the grant date was $0.34 and the weighted-average exercise price was $0.26.

No stock options were granted during the year ended March 31, 2004 for which the exercise price was equal to the market price on the grant date.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


NOTE R - STOCK WARRANTS

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE R - STOCK WARRANTS - CONTINUED

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

The following table summarizes the outstanding warrants as of March 31, 2004 and 2003, respectively:

                                          Warrants        Warrants
                                         originally     outstanding at   Exercise price
                                           issued       March 31, 2004      per share
                                         ------------   --------------   --------------
Gavin warrants - Series A                     180,000       180,000     $0.25 per share
Gavin warrants - Series B                     380,000       380,000     $0.10 per share
                                            ---------    ----------

     Totals at March 31, 2003                 560,000       560,000

Gavin warrants - FY2004                       250,000       250,000     $0.15 - $0.85
9.0% Series A Preferred Stock Warrants      4,220,459     4,220,459     $0.07406 - $0.13858
9.0% Series B Preferred Stock Warrants      2,091,138     2,091,138     $0.14819 - $0.15
Underwriter's Warrants                      1,409,047     1,409,047     $0.07 - $0.20
                                            ---------     ---------

     Totals at March 31, 2004               8,530,644     8,530,644
                                            =========     =========

The weighted-average exercise price of the Company's outstanding warrants at March 31, 2004 is approximately $0.11 per share.

NOTE S - COMMITMENTS AND CONTINGENCIES

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE S - COMMITMENTS AND CONTINGENCIES - CONTINUED

Litigation - continued
Due to the Company's financial position, from time to time, the Company may become party to either collection actions, litigation and/or judgments related to the non-payment of various operating expenses. Management is of the opinion that an appropriate provision for amounts due and other related expenses has been made in the accompanying financial statements.

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

Future minimum non-cancellable lease payments under this lease agreement are as follows:

                                  Year ending
                                   March 31,                Amount
                                     2005                 $  25,608
                                     2006                    29,778
                                     2007                    31,020
                                     2008                    15,750
                                                          ---------

                                     Total                $ 102,156
                                                          =========

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


                (Remainder of this page left blank intentionally)

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE S - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE S - COMMITMENTS AND CONTINGENCIES - CONTINUED

Consulting agreements - continued
On October 16, 2002, the Company entered into a Multi-Media/Corporate Imaging Agreement with Jason Genet (Genet). This agreement contains two (2) phases of services: Phase I - Create [a] Multimedia Website, Corporate Imaging and Web Mercial ("New Product") and Phase II - assist the Company in the marketing of New Product, make reasonable effort to organize, produce and supervise corporate imaging and advertising as approved by the Company. The Company is obligated to compensate Genet for both Phase I and Phase II in either cash of $370,000 or common stock of the Company, as registered on Form S-8, in a number of shares equal to $400,000, priced at the closing quoted price of the Company's common stock on the day of issuance. This agreement is cancellable at any time by the Company with no further obligation beyond that which was already earned and due to be paid. Through December 31, 2002, the Company has issued Genet an aggregate 1,625,000 shares of common stock under this agreement. As of March 31, 2004, this agreement has terminated and the Company has no further obligation.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE S - COMMITMENTS AND CONTINGENCIES - CONTINUED

Investment Banking agreements - continued
If Spartan acts as underwriter in any public offering of the Company's equity securities, Spartan will receive 7% of the gross proceeds raised in the offering, a 2% non-accountable expense allowance, and warrants to purchase up to 10% of the number of securities sold in the offering, exercisable at 100% of the closing market price on the date of the sale of securities in the public offering.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE S - COMMITMENTS AND CONTINGENCIES - CONTINUED

Business Development agreement - continued

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE S - COMMITMENTS AND CONTINGENCIES - CONTINUED

Broker-Dealer Marketing agreement - continued
Further, First American is entitled to Bonus Compensation equal to 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.10 per share; an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.20 per share; an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.40 per share; and an additional 100,000 shares of restricted, unregistered common stock if at any time during the 12 months following the execution of this agreement, the Company's common stock reaches $0.60 per share. This agreement originally terminated on September 30, 2003 and was extended to September 30, 2004 by a written amendment dated January 7, 2004.. First American has asserted that the Company is in breach of various components of this contractual agreement and filed for arbitration of the contested matters. The Company and First American reached a settlement agreement on June 24, 2004 whereby the "Broker-Dealer Marketing Program" agreement was settled in full with the issuance of 200,000 shares of restricted, unregistered common stock on June 25, 2004. The Company has no further obligations in relation to this agreement.


NOTE T - SUBSEQUENT EVENTS

Contract for Services
In May 2004, the Company executed a letter of intent based on a proposal for services issued to a major United States Governmental agency (Agency). The Agency subsequently issued and executed a contract with an initial face value of $100,000 with provisions for increases based on certain specified performance benchmarks.

Issuances of Common Stock
During the period from April 1, 2003 through June 25, 2004, the Company issued shares of registered and restricted, unregistered common stock for

                                            Number
               Issuee                     of Shares            Purpose
   -------------------------------------  ---------    -------------------------

Registered on Form S-8
   Jeff Hale/Baltic Ventures                 50,000       Consulting Agreement
   Thomas F. Gavin                          330,000    Public relations services
   Pelle Ojasu                              450,000      Consulting Agreement
   Sichenzia Ross Friedman Ference, LLP      50,000          Legal services
   Gregory Sichenzia, Esq.                   75,552          Legal services

Restricted, Unregistered shares
   The Nutmeg Group, LLC                  3,457,217     Subscription Agreement
   Paul B. and Becky B. Sigfusson           525,000              Cash
   First American Financial Group           200,000       Contract Settlement
   Baltic Ventures                          200,000      Consulting Agreement
   Pelle Ojasu                              197,000      Consulting Agreement
   Arthur J. Metz                           136,472       Accounting services
   Paul B. Sigfusson Profit Sharing Trust   110,000              Cash
   Paul A. Weaver                           100,000      Consulting Agreement
   John Conley                               81,000      Consulting Agreement
   Ronald Mayhew                             71,652       Accounting services

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE T - SUBSEQUENT EVENTS - CONTINUED

Issuances of Common Stock - continued

                                            Number
               Issuee                     of Shares            Purpose
   -------------------------------------  ---------    -------------------------

Restricted, Unregistered shares - continued

   Robert Fitzpatrick                       50,000          Legal services
   Thomas F. Gavin                          10,000     Public relations services
   John B. and Peggy A. Murphy              10,000       Consulting Agreement
   Enzo Saulee                               4,000       Consulting Agreement
   Larry Beierly                             1,000       Consulting Agreement


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

                              ADZONE RESEARCH, INC.
                          (a development stage company)

               NOTES TO RESTATED FINANCIAL STATEMENTS - CONTINUED


NOTE T - SUBSEQUENT EVENTS - CONTINUED

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

Transactions subsequent to April 30, 2004
During the six months ended September 30, 2004, the Company compensated various consultants with stock issuances totaling 427,711 shares of Free Trading stock and 812,856 of Restricted stock for various consulting services.

On May 20, 2004, the Company issued 3,457,217 shares of Restricted stock to the Nutmeg Group for net proceeds of $321,000.

On May 26, 2004, the Company issued 635,000 shares of Restricted stock to Paul Sigfusson for proceeds of $120,000.

On June 4, 2004, the Company issued 3,289,474 shares of Restricted stock to the Nutmeg Group for net proceeds of $529,000.

On July 29, 2004, the Company issued 825,593 shares of Restricted stock to Arbus Capital for proceeds of $100,000.

On August 3, 2004, AdZone's Board of Directors allocated stock options to key employees totaling 2,350,000 options to purchase common stock. Through September 30, 2004, the exercises of these employee options netted the Company $179,189.

On August 19, 2004, the Company issued 400,000 shares of Restricted stock to Scott Bolkema for $40,000.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8-A - CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of as of the end of the period covered by this Annual Report, our principal executive officer and acting principal financial officer has concluded that AdZone's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by AdZon in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

         Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in AdZone's internal controls. Accordingly, no corrective actions were required or undertaken.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Based on the Company's review of copies of all disclosure reports filed by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company believes that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of the Company during fiscal 2004

CODE OF ETHICS
         We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics will be posted on our website at http://www.

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

----------

         The above-referenced percentages are given on a fully-diluted basis for such owner only. We are not assuming in the number of shares outstanding for purposes of this table that all options and rights have been exercised.

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

The above-referenced transactions are at least as fair to the Company as we would expect to negotiate with unaffiliated third parties.

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

                                  ADZONE RESEARCH, INC.


Dated:November 1, 2004            By:  /s/ Charles Cardona
                                       ----------------------------------------
                                       Charles Cardona, Chief Executive Officer
                                       and Principal Financial and Accounting
                                       Officer


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of AdZone and in the capacities and on the date indicated.


Dated: November 1, 2004           By:  /s/ Charles Cardona
                                       ----------------------------------------
                                       Charles Cardona, Chairman of the Board


Dated: November 1, 2004           By:  /s/ John Cardona
                                       ----------------------------------------
                                       John Cardona, Director


Dated: November 1, 2004           By:  /s/ Warren Hamburger
                                       ----------------------------------------
                                       Warren Hamburger, Director


Dated: November 1, 2004           By:  /s/ Russell Ivy
                                       ----------------------------------------
                                       Russell Ivy, Director

Dated: November 1, 2004           By:  /s/ Richard A. McCann
                                       ----------------------------------------
                                       Richard A. McCann, Director