Form 10QSB/A
period 2004-06-30
ADZONE RESEARCH INC
filed 2004-11-01
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

         CONDENSED BALANCE SHEETS AS OF JUNE 30, 2004 AND MARCH 31, 2004 CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                  ENDED JUNE 30, 2004 AND 2003
         CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                  ENDED JUNE 30, 2004 AND 2003
         NOTES TO CONDENSED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 3.  CONTROLS AND PROCEDURES

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
ITEM 2.  CHANGES IN SECURITIES
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

PART I.  CONDENSED FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                                 BALANCE SHEETS
                        JUNE 30, 2004 AND MARCH 31, 2004

                                                      JUNE 30,        MARCH 31,
                                                        2004             2004
                                                    (UNAUDITED)       (AUDITED)
                                                   ----------------------------
                                                    (Restated)
ASSETS
Current assets:
   Cash                                            $   867,097      $   622,797
   Accounts receivable                                  50,000               --
   Prepaid expenses and other                          254,480          134,272
                                                   ----------------------------
Total current assets                                 1,171,577          757,069

Property and equipment, net                             20,882           10,423
Other assets                                            25,670           38,355
                                                                    -----------
Total assets                                       $ 1,218,129      $   805,847
                                                   ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $   118,853      $   297,972
   Accrued compensation                                107,744          160,926
   Current notes payable                                62,787           62,787
                                                   ----------------------------
Total current liabilities                              289,384          521,685

Notes payable                                          166,783          166,783

Commitments and contingencies (Note 4)                      --               --

Stockholders' equity:
   Preferred stock                                     148,397          119,169
   Common stock                                         79,637           70,832
   Additional paid-in capital                        6,481,890        4,826,101
   Accumulated deficit                              (5,915,197)      (4,865,918)
   Other stockholders' equity                          (32,765)         (32,765)
                                                   ----------------------------
Total stockholders' equity                             761,962          117,379
                                                   ----------------------------
Total liabilities and stockholders' equity         $ 1,218,129      $   805,847
                                                   ============================

See accompanying notes

                              ADZONE RESEARCH, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                            JUNE 30,          JUNE 30,
                                                              2004             2003
                                                          (UNAUDITED)       (UNAUDITED)
                                                          ------------------------------
                                                          (Restated)

Net contract revenues                                     $     50,000      $     39,125
                                                          ------------------------------

Operating costs and expenses:
   Cost of contract revenues                                        --            40,728
   Consulting and professional services                        565,371                --
   Salaries and related                                        422,041            15,150
   General and administrative                                   78,919            52,357
   Depreciation and amortization                                 1,940               544
                                                          ------------------------------
                                                             1,068,271           108,779
                                                          ------------------------------
Loss from operations                                        (1,018,271)          (69,654)

Other income (expense)                                          (1,780)           (7,388)
                                                          ------------------------------
Net loss                                                  $ (1,020,051)     $    (77,042)
                                                          ==============================

Reconciliation of net loss to loss applicable
   to common stockholders:
   Net loss                                               $ (1,020,051)     $    (77,042)
   Preferred stock dividends and accretion                     (43,199)               --
                                                          ------------------------------
   Loss applicable to common stockholders                 $ (1,063,250)     $    (77,042)
                                                          ==============================

Loss per common share:
   Basic and diluted loss per common share                $      (0.01)     $      (0.00)
                                                          ==============================
Shares used in computing basic and diluted loss per
   common share                                             73,056,178        50,541,329
                                                          ==============================

See accompanying notes.

                              ADZONE RESEARCH, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                             JUNE 30,        JUNE 30,
                                                               2003            2002
                                                           (UNAUDITED)     (UNAUDITED)
                                                          ----------------------------
OPERATING ACTIVITIES
Net loss                                                  $(1,020,051)     $   (77,042)
Adjustments to reconcile net loss to net cash flows
   from operating activities:
     Depreciation expense                                       1,940            1,276
     Common stock issued for services                         479,538           36,475
     Warrants issued for services                             116,000               --
     Changes in operating assets and liabilities:
         Accounts receivable                                  (50,000)         (39,125)
         Prepaid expenses and other current assets            104,792               --
         Other assets                                          12,685               --
         Accounts payable and accrued expenses               (232,301)         (27,690)
                                                          ----------------------------
Net cash flows from operating activities                     (587,397)        (106,106)
                                                          ----------------------------

INVESTING ACTIVITIES
Purchases of equipment                                        (12,399)              --
                                                          ----------------------------
Net cash flows from investing activities                      (12,399)              --
                                                          ----------------------------

FINANCING ACTIVITIES
Proceeds from sales of common stock and warrants, net
   of $150,000 of offering expenses                           846,811           45,100
Proceeds from the exercise of employee stock options           88,000               --
Payment for the redemption of warrants                        (76,744)              --
Payments for preferred stock dividends                        (13,971)              --
Payments of loans from related parties                             --          (34,774)
Proceeds from issuance of notes                                    --          140,217
                                                          ----------------------------
Net cash flows from financing activities                      844,096          149,538
                                                          ----------------------------

Net increase in cash                                          244,300           43,432
Cash at beginning of year                                     622,797            8,084
                                                          ----------------------------
Cash at end of year                                       $   867,097      $    51,516
                                                          ============================

SUPPLEMENTAL DISCLOSURES
Cash paid for interest                                    $     1,914      $     2,233

See accompanying notes.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1  BASIS OF PRESENTATION

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

While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $867,097, coupled with an outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 3), and contract backlog, will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

a. Management does not believe that the significant level of cash used in operations during the three months ended June 30, 2004 ($587,397) is indicative of cash flow usage during the next four fiscal quarters. Cash flow from operations during the current quarter included two amounts, as follows, that increased cash usage. First, a bonus of $200,000 was awarded to two officers by the Company's Board of Directors during the first quarter, which was the maximum amount allowable under their respective employment contracts. Accordingly, at this time, no further officer bonuses are contemplated. Second, the Company used cash proceeds from the Nutmeg Subscription Agreement to pay certain current and past due accounts payable and accrued liabilities amounting to $232,301. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company's first quarter operations.

b. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current quarter, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

c. Management currently has one U.S. Department of Defense contract in progress, that has firm backlog of $100,000 remaining as of June 30, 2004, and proposals outstanding for three additional contracts. In addition, current backlog includes an amount of $50,000 related to the exercise in the current quarter of an option on the base contract.

d. Management does not currently project expending significant levels of cash to acquire equipment to support revenue growth during the next four fiscal quarters. Equipment necessary for the Company's contracts principally relates to computer equipment, which is projected to be sufficient for the foreseeable future. However, the nature of contracts awarded in the future, if any, may result in additional modifications and expenditures at the request of customers.

e. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses principally related to employment costs.

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

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

2.  LIQUIDITY AND MANAGEMENT'S PLANS (CONTINUED)

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, the receipt of the final conditional traunch of the Nutmeg Subscription Agreement (see Note 3) and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

During the three months ended June 30, 2004, the Company issued warrants to acquire 4,498,337 shares of common stock, as follows: 3,373,337 warrants in connection with the Nutmeg Subscription Agreement (see below); 1,000,000 warrants in connection with the Baltic Ventures Agreement (see Note 4, below); and, 125,000 warrants in connection with other service providers. Warrants issued in connection with the Baltic Ventures Agreement and for other services were valued at fair value using the Black Scholes Valuation Model. Such model resulted in an aggregate valuation of $341,000, of which $225,000 related to the Baltic Ventures Agreement has been deferred and will be amortized over the contractual performance period. The charge to operations is included in the caption Consulting and Professional Services in the accompanying statement of operations. (The Black Scholes Valuation Model requires the use of subjective estimates. Management estimated the future volatility and the risk free rate of return for issuances during the three months ended June 30, 2004 at 942% and 3.0%, respectively.)

Total stock-based compensation expense charged to operations from the above transactions amounted to $595,538 and $36,475 for the three months ended June 30, 2004 and 2003, respectively.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

3.  STOCKHOLDERS' EQUITY (CONTINUED)

NUTMEG SUBSCRIPTION AGREEMENT

On May 20, 2004, the Company executed a Subscription Agreement with The Nutmeg Group, L. L. C., a U. S. Virgin Islands limited liability company, for the sale of common stock and warrants. The aggregate selling price was $1,750,000 (increased on July 23, 2004 to $1,850,000) to be received in four traunches as follows: (1) $400,000 by May 20, 2004 (net proceeds of $320,000 were received for 3,457,217 shares and warrants to acquire 1,728,600 shares of common stock);
(2) $600,000 by June 4, 2004 (net proceeds of $530,000 were received for 3,289,474 share of common stock and warrants to acquire 1,644,737 shares of common stock); (3) $100,000 on July 23, 2004 (net proceeds of $100,000 were received for 825,593 shares of common stock and warrants to acquire 412,797 shares of common stock); and, (4) $750,000, at the option of the Company, within five (5) days of the date that a Registration Statement covering the underlying securities in this agreement is declared effective by the U. S. Securities and Exchange Commission. The number of shares issued and/or to be issued is stated to be equal to the purchase price divided by the lesser of a) $0.20 per share;
b) 57% of the average closing bid price for the Company's common stock on the two trading days prior to the closing of the respective traunche; or c) 57% of the average closing bid price for the Company's common stock on the two (2) trading days prior to the date on which the Registration Statement covering the underlying shares in this agreement is declared effective by the U. S. Securities and Exchange Commission.

Nutmeg received on Traunches 1 and 2, and will be issued on Traunch 3, Warrants to purchase shares of common stock exercisable into such number of shares of common stock as is equal to 50% of the Purchase Price paid by Nutmeg, divided by the Fixed Price. The common stock underlying the Warrants will also have "piggyback" registration rights and the Warrants will be transferable. The Warrants will expire on December 31, 2008. The Warrant's exercise price will be at 125% of 57% of the average closing bid price for Common Stock on the two (2) trading days immediately prior to the filing of a Registration Statement covering the underlying stock in this agreement with the U. S. Securities and Exchange Commission.

The Company filed the Registration Statement on July 23, 2004. If the Registration Statement is not declared effective within 120 days of the initial filing, the Company will owe Nutmeg a penalty equal to 1% of the amount invested by Nutmeg. Further, the Company is liable for an additional penalty of 1% for each additional 30 day period that the Registration Statement is not declared effective.

There can be no assurances that the Registration Statement will be declared effective by the Securities and Exchange Commission. There are no other funding commitments as of this date.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

3.  STOCKHOLDERS' EQUITY (CONTINUED)

REDEMPTION OF WARRANTS

On March 24, 2004, the Company executed a Securities Purchase Agreement with Spartan Securities Group, Ltd. whereby the Company purchased 232,528 Warrants previously issued to Spartan as compensation on the sale of the Company's 9% Series A Preferred Stock issue. The Company completed this transaction with the payment of an aggregate $76,744 to Spartan in April 2004 ($50,000) and May 2004 ($26,744). The payment was treated as a charge to paid-in capital during the three months ended June 30, 2004.

PRO FORMA STOCK COMPENSATION INFORMATION

The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                               June 30,          June 30,
                                                                                 2004              2003
                                                                           --------------    --------------
       Loss applicable to common stockholders, as reported                 ($  1,063,250)    ($     77,042)
                                                                           ==============    ==============
       Stock-based compensation, as reported                               ($    595,538)    ($     36,475)
                                                                            =============     =============
       Stock-based compensation under fair value method                    ($    801,788)    ($     44,475)
                                                                            =============     =============
       Pro-forma loss applicable to common stockholders under
           fair value method                                               ($  1,269,500)    ($     85,472)
                                                                           ==============    ==============

       Loss applicable to common stockholders per share, as reported       ($        .01)    ($        .00)
                                                                           ==============    ==============
       Pro-forma loss applicable to common stockholders per share under
           fair value method                                               ($        .02)    ($        .00)
                                                                           ==============    ==============

4.  COMMITMENTS AND CONTINGENCIES

LITIGATION: AdZone is a party to a lawsuit filed against it by R. C. Auletta and Co., Inc. (Auletta), which was filed during 2001. Auletta is seeking fees in the amount of approximately $32,000 for services which were alledgedly performed after the expiration of a contract for consulting services between AdZone and Auletta. A judgment in the amount of $34,691.87, including interest, was entered against the Company during Fiscal 2004. The Company executed a settlement agreement whereby the judgment will be retired as follows: $5,000 cash upon execution of the settlement agreement and $1,000 per month, commencing December 15, 2003, until the judgment is paid in full. In prior periods, the Company has accrued, and charged to operations, all costs associated with this transaction. No further effect on the financial condition of the Company should occur on this matter.

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

BALTIC VENTURES AGREEMENT

On April 30, 2004, the Company executed an Engagement Agreement with Baltic Ventures, LLC, a New York limited liability company, (Baltic) to provide advice and representation for strategic opportunities including Mergers, Joint Ventures, Acquisitions and other business matters and to advise and represent the Company after such assessment to close a transaction or acquisition after approval by the Company as soon as reasonably possible. This agreement is valid through January 31, 2005 and is renewable at the option of either party. For compensation, the Company issued 25,000 shares of common stock registered on Form S-8 to each of Baltic's principals, Jeffrey Hale and Terry Kent. Further, the Company issued 200,000 shares of unregistered, restricted common stock to Baltic. In the event that Baltic terminates the contract during the initial term, the 200,000 shares must be returned to the Company. Additionally, the Company must issue Warrants to purchase up to 1,000,000 shares of the Company's common stock, exercisable for a two (2) year period, at an exercise price of $1.00 per share. As compensation for any consummated transaction, the Company is liable to pay Baltic a commission of 10% of the closing transaction value and Warrants to purchase up to 1,000,000 shares of the Company's common stock at the quoted closing price of the Company's common stock on the date of closing with a term of two (2) years from the closing date. Further, the Company shall reimburse Baltic for all reasonable out-of-pocket expenses upon approval by the Company. Additionally, the Company shall furnish Baltic a computer system, if requested, with a value of not more than $2,500.

DEBT IN DEFAULT

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

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

5.  RESTATEMENT FOR PREFERRED STOCK CLASSIFICATION

The accompanying balance sheet has been restated to separately classify the accreted carrying value of the Company's Series A ($.001 par value, 24.2194 shares issued and outstanding) and Series B Preferred Stock ($.001 par value, 31 shares issued and outstanding). As of June 30, 2004 the redemption and carrying values of the Series A Preferred Stock are $400,775 and $120,606, respectively. Series A Preferred Stock was issued in connection with a unit offering in August 2003. As of June 30, 2004, the redemption and carrying values of the Series B Preferred Stock are $241,500 and $27,792, respectively. Series B Preferred Stock was issued in connection with a unit offering in three traunches between November 2003 and January 2004.

For purposes of this reclassification, the proceeds from the respective offerings were allocated between the underling units offered, which, in each instance were preferred stock and warrants to acquire common stock, based upon their relative fair values. Such allocation requires the Company to compute an effective conversion price on the convertible security (the preferred stock in this instance) using the allocated proceeds. Effective conversion prices lower than prevailing market prices result in a beneficial conversion feature, which requires accounting recognition under Generally Accepted Accounting Principles. The following table reflects the details of these allocations:

                                                         Preferred
                                                           Stock           Warrants        Proceeds
                                                         -------------------------------------------
Series A Preferred Stock:
     Initial allocation                                  $  200,616        $ 148,884       $348,500
                                                                           =========       ========
     Beneficial conversion feature included in
          additional paid-in capital                       (142,905)
                                                         ----------
     Initial carrying value of the preferred stock       $   57,711
                                                         ==========

Series B Preferred Stock:
     Initial allocation                                  $  133,853        $ 176,147       $310,000
                                                                           =========       ========
     Beneficial conversion feature included in
          additional paid-in capital                       (133,853)
     Initial carrying value of the preferred stock       $       --
                                                         ==========

Following the initial allocations, the preferred stock is accreted over the redemption period to its redemption amount through periodic charges to accumulated earnings ($29,228 during the quarterly period ended June 30, 2004). Such accretions, along with preferred stock dividends are treated as increases in net loss for purposes of calculating net loss per common share.

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

RESULTS OF OPERATIONS
Three Months Ended June 31, 2004 and June 31, 2003

Revenues: Revenues for the three months ended June 30, 2004 amounted to $50,000, compared to $39,125 for the three months ended June 30, 2004. Current period revenues are derived from a $150,000 firm, fixed-price contract (including a $50,000 option that was exercised) with the U.S. Department of Defense for use of our fully automated NetGet (C) Internet decryption service. The Company has recorded revenue on this firm-fixed price contract on a straight-line basis, as earned, based upon the contract performance period of three months. The straight-line basis was considered appropriate for this contract because our deliverables, consisting solely of computer-generated activity reports, are delivered to the customer on a daily basis over the three month period contracted. While the Company expects future revenue producing government contracts, no additional contracts have been executed at this date.

Cost of contract revenue: Cost of revenue for the three months ended June 30, 2004 was nil, compared to $40,728 for the three months ended June 30, 2003. This trend reflects the nearly fully automated process of the Company's Net Get (C) Decryption Process. NetGet (C) was deployed for the current Department of Defense Contract. This technology was developed to be a fully automated, Internet-based technology that monitors customer-provided web-pages, or URL's, for terrorist or criminal activities. The Department of Defense provided the Company with the URL's for this contract which are monitored and reported to the customer. Therefore, direct costs associated with this contract are minimal. Future contracts, if any, will be contracted to the customers' specific requirements and may require production, development, other services or enhanced scope. As a result, any future contracts may require additional direct resources and cost, which will be recorded as the revenues are earned.

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

Preferred stock dividends: Preferred stock dividends relate to the Company's Series A and Series B Preferred Stock, each having cumulative dividend features. The Company pays its dividends on preferred stock timely. For purposes of computing loss attributable to common stockholders, net loss is reduced by preferred stock dividends.

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

While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's, management currently believes that existing cash reserves of $867,097, coupled with an outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 3), and contract backlog will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

a. Management does not believe that the significant level of cash used in operations during the three months ended June 30, 2004 ($587,397) is indicative of cash flow usage during the next four fiscal quarters. Cash flow from operations during the current quarter included two amounts, as follows, that increased cash usage. First, a bonus of $200,000 was awarded to two officers by the Company's Board of Directors during the first quarter, which was the maximum amount allowable under their respective employment contracts. Accordingly, at this time, no further officer bonuses are contemplated. Second, the Company used cash proceeds from the Nutmeg Subscription Agreement to pay certain current and past due accounts payable and accrued liabilities amounting to $232,301. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company's first quarter operations.

b. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current quarter, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

c. Management currently has one U.S. Department of Defense contract in progress, that has firm backlog of $100,000 remaining as of June 30, 2004, and proposals outstanding for three additional contracts. In addition, current backlog includes an amount of $50,000 related to the exercise in the current quarter of an option on the base contract.

d. Management does not currently project expending significant levels of cash to acquire equipment to support revenue growth during the next four fiscal quarters. Equipment necessary for the Company's contracts principally relates to computer equipment, which is projected to be sufficient for the foreseeable future. However, the nature of contracts awarded in the future, if any, may result in additional modifications and expenditures at the request of customers.

e. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses principally related to employment costs.

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

LIQUIDITY
June 30, 2004 compared to March 31, 2004

The Company has working capital of $882,193 as of June 30, 2004 compared to $235,384 as of March 31, 2004. Net working capital of $844,096 was generated from financing activities during the quarter ended June 30, 2004, consisting of proceeds from the Nutmeg Subscription Agreement, proceeds from the exercise of employee stock options and the sale of common stock to third parties. The working capital generated from these financing activities was diminished by $587,397 and $12,399 from operating and investing activities respectively. Operating activities during the three months ended June 30, 2004 reflected significant continuing operating losses, although there continues to be $100,000 in backlog on the current Department of Defense contract. In addition, cash proceeds from the financing activities were used to reduce accounts payable and accrued liabilities by $232,301. Investing expenditures related solely to upgrades in the Company's computer network.

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

During the quarterly period ended June 30, 2004, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

On May 20, 2004, the Company executed a Subscription Agreement with The Nutmeg Group, L. L. C., a U. S. Virgin Islands limited liability company, for the sale of common stock and warrants. The aggregate purchase price is $1,750,000 to be paid in three traunches as follows: (1) $400,000 by May 20, 2004 (net proceeds of $320,000 were received for 3,457,217 shares and warrants to acquire 1,728,600 shares of common stock); $600,000 by June 4, 2004 (net proceeds of $530,000 were received for 3,289,474 share of common stock and warrants to acquire 1,644,737 shares of common stock); and $750,000, at the option of the Company, within five
(5) days of the date that a Registration Statement covering the underlying securities in this agreement is declared effective by the U. S. Securities and Exchange Commission. The number of shares issued and/or to be issued is stated to be equal to the purchase price divided by the lesser of a) $0.20 per share;
b) 57.0% of the average closing bid price for the Company's common stock on the two trading days prior to the closing of the respective traunche; or c) 57.0% of the average closing bid price for the Company's common stock on the two (2) trading days prior to the date on which the Registration Statement covering the underlying shares in this agreement is declared effective by the U. S. Securities and Exchange Commission. Nutmeg received on Traunches 1 and 2, and will be issued on Traunch 3, Warrants to purchase shares of common stock exercisable into such number of shares of common stock as is equal to 50.0% of the Purchase Price paid by Nutmeg, divided by the Fixed Price.

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

ADZONE RESEARCH, INC.

/s/ Charles Cardona         Chief Executive Officer,             August 20, 2003
--------------------        Principal Accounting Officer
Charles Cardona             and Director

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