Form 10QSB
period 2004-09-30
ADZONE RESEARCH INC
filed 2004-11-22
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2004

OR [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes[x] No[ ], and (2) has been subject to such filing requirements for the past 90 days Yes[X] No [_].

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: November 15, 2004--86,929,571 common shares, $.001 par value.

Transitional small business disclosure format (check one):  Yes [_] No [X]

                              ADZONE RESEARCH, INC.
               FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS:

         CONDENSEDBALANCE SHEETS AS OF SEPTEMBER 30, 2004 AND
                  MARCH 31, 2004.............................................  3
         CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
                  MONTHS ENDED SEPTEMBER 30, 2004 AND 2003...................  4
         CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX
                  MONTHS ENDED SEPTEMBER 30, 2004 AND 2003...................  6
         CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                  ENDED SEPTEMBER 30, 2004 AND 2003.......................... 12
         NOTES TO CONDENSED FINANCIAL STATEMENTS............................. 13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................ 22
ITEM 3.  CONTROLS AND PROCEDURES............................................. 26

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................... 27
ITEM 2.  CHANGES IN SECURITIES............................................... 28
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................... 29
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 30
ITEM 5.  OTHER INFORMATION................................................... 31
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 32


SIGNATURES................................................................... 33

PART I.  CONDENSED FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                      SEPTEMBER 30, 2004 AND MARCH 31, 2004

                                                SEPTEMBER 30,       MARCH 31,
                                                     2004             2004
                                                -------------    -------------
                                                 (unaudited)       (audited)
ASSETS
Current assets:
   Cash                                         $     721,581    $     622,797
   Accounts receivable                                157,378               --
   Prepaid consulting fees                            477,890               --
   Other prepaid expenses                              27,635          134,272
Total current assets                                1,384,484          757,069
                                                -------------    -------------

Property and equipment, net                            19,893           10,423
Other assets                                           13,245           38,355
                                                -------------    -------------
Total assets                                    $   1,417,622    $     805,847
                                                -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $     121,044    $     297,972
   Accrued compensation                                40,000          160,926
   Current notes payable                               50,506           62,787
Total current liabilities                             211,550          521,685
                                                -------------    -------------

Notes payable                                         166,783          166,783

Commitments and contingencies (Note 4)                     --               --

Stockholders' equity:
   Preferred stock                                    177,625          119,169
   Common stock                                        83,217           70,832
   Common stock to be issued                          374,600               --
   Additional paid-in capital                       7,517,872        4,826,101
   Accumulated deficit                             (6,795,910)      (4,865,918)
   Deferred employee stock-based compensation        (285,350)              --
                                                -------------    -------------
   Other stockholders' equity                         (32,765)         (32,765)
                                                -------------    -------------
Total stockholders' equity                          1,039,289          117,379
                                                -------------    -------------
Total liabilities and stockholders' equity      $   1,417,622    $     805,847
                                                =============    =============


                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                      2004            2003
                                                 ------------    ------------
                                                  (unaudited)     (unaudited)

Net contract revenues                            $    100,000    $     24,969
                                                 ------------    ------------

Operating costs and expenses:
   Cost of contract revenues                           32,000         142,463
   Consulting and professional services               346,834              --
   Salaries and related                               345,440         100,548
   General and administrative                         173,143         239,600
   Depreciation and amortization                        1,941             544
                                                 ------------    ------------
                                                      899,358         483,155
                                                 ------------    ------------
Loss from operations                                 (799,358)       (357,698)

Other income (expense), net                            (1,787)         (4,881)
                                                 ------------    ------------
Net loss                                         $   (801,145)   $   (362,579)
                                                 ============    ============

Reconciliation of net loss to loss applicable
   to common stockholders:
   Net loss                                      $   (801,145)   $   (362,579)
   Preferred stock dividends and accretion            (65,597)         (8,577)
                                                 ------------    ------------
   Loss applicable to common stockholders        $   (866,742)   $   (371,156)
                                                 ============    ============

Loss per common share:
   Basic and diluted loss per common share       $      (0.01)   $      (0.01)
                                                 ============    ============
Shares used in computing basic and diluted loss
   per common share                                80,970,752      61,782,346
                                                 ============    ============


                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                      2004             2003
                                                 -------------    -------------
                                                  (unaudited)      (unaudited)

Net contract revenues                            $     150,000    $      64,094
                                                 -------------    -------------

Operating costs and expenses:
   Cost of contract revenues                            42,000          183,191
   Consulting and professional services                912,205               --
   Salaries and related                                757,481           28,150
   General and administrative                          252,062          279,017
   Depreciation and amortization                         3,881            1,088
                                                 -------------    -------------
                                                     1,967,629          308,255
                                                 -------------    -------------
Loss from operations                                (1,817,629)        (427,352)

Other income (expense), net                             (3,567)         (12,269)
                                                 -------------    -------------
Net loss                                         $  (1,821,196)   $    (439,621)
                                                 =============    =============

Reconciliation of net loss to loss applicable
   to common stockholders:
   Net loss                                      $  (1,821,196)   $    (439,621)
   Preferred stock dividends and accretion            (108,796)          (8,577)
                                                 -------------    -------------
   Loss applicable to common stockholders        $  (1,929,992)   $    (448,198)
                                                 =============    =============

Loss per common share:
   Basic and diluted loss per common share       $       (0.03)   $       (0.01)
                                                 =============    =============
Shares used in computing basic and diluted loss
   per common share                                 76,836,416       53,473,954
                                                 =============    =============


                             See accompanying notes.

                              ADZONE RESEARCH, INC.
             UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED SEPTEMBER 30, 2004



                                                        Series A Preferred             Series B Preferred
                                                      Shares          Amount         Shares           Amount
                                                  -------------   -------------   -------------   -------------

Balances at April 1, 2004                                    34   $     103,453              21   $      15,716

Sales of common stock and warrants for
    cash, net of $150,000 of offering expenses

Issuances of common stock to non-employees for services

Issuances of common stock upon the exercise of warrants and stock options

Issuances of common stock to employees for services and compensation

Issuances of warrants and options to non-employees for services

Redemption of warrants

Employee stock-based compensation applying variable plan option accounting

Amortization of deferred compensation

Preferred stock dividends

Periodic accretions of preferred stock carrying values to redemption values

Net loss for the period
                                                  -------------   -------------   -------------   -------------

Balances at September 30, 2004                               34   $     137,759              21   $      39,866
                                                  =============   =============   =============   =============

                                                                                                     Common
                                                           Common Stock              Paid-in       Stock To Be       Deferred
                                                      Shares          Amount         Capital         Issued        Compensation
                                                  -------------   -------------   -------------   -------------   -------------

Balances at April 1, 2004                            70,832,255   $      70,832   $   4,826,061             $--             $--

Sales of common stock and warrants for
    cash, net of $150,000 of offering expenses                                                        8,717,284           8,717

Issuances of common stock to non-employees
    for services                                                                                                      1,959,067

Issuances of common stock upon the exercise
    of warrants and stock options                                                                                     1,709,000

Issuances of common stock to employees for services and compensation

Issuances of warrants and options to non-employees for services

Redemption of warrants                                                                  (76,744)

Employee stock-based compensation applying variable plan option accounting

Amortization of deferred compensation                                                                                    44,250

Preferred stock dividends

Periodic accretions of preferred stock carrying
    values to redemption values                                                                                          34,306

Net loss for the period
                                                  -------------   -------------   -------------   -------------   -------------

Balances at September 30, 2004                       83,217,606          83,217       7,517,872   $     374,600   $    (285,350)
                                                  =============   =============   =============   =============   =============

                                                      Accumulated         Other           Total
                                                        Deficit          Equity           Equity
                                                     -------------    -------------    -------------

Balances at April 1, 2004                            $  (4,865,918)   $     (32,765)   $     117,000

Sales of common stock and warrants for
    cash, net of $150,000 of offering expenses             997,966           45,000        1,051,683

Issuances of common stock to non-employees
    for services                                             1,959          655,220          657,179

Issuances of common stock upon the exercise
    of warrants and stock options                            1,709          279,413          281,122

Issuances of common stock to employees for
    services and compensation                              329,600         (329,600)              --

Issuances of warrants and options to non-
    employees for services                                                  785,000          785,000

Redemption of warrants                                                                       (76,744)

Employee stock-based compensation applying
    variable plan option accounting                                          50,956           50,956

Amortization of deferred compensation                                                         44,250

Preferred stock dividends                                  (50,340)                          (50,340)

Periodic accretions of preferred stock carrying
    values to redemption values                             24,150          (58,456)              --

Net loss for the period                                 (1,821,196)                       (1,821,196)
                                                     -------------    -------------    -------------

Balances at September 30, 2004                       $  (6,795,910)   $     (32,765)   $   1,039,289
                                                     =============    =============    =============

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
             UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED SEPTEMBER 30, 2003


                                                         Series A Preferred             Series B Preferred
                                                      Shares          Amount         Shares           Amount
                                                  -------------   -------------   -------------   -------------

Balances at April 1, 2003                                    --   $          --              --   $          --

Sales of common stock and warrants for
    cash, net of $78,839 of offering expenses

Issuances of common stock to non-employees for services

Issuances of common stock upon the exercise of warrants and stock options

Purchase of treasury stock

Issuances of common stock to employees for services and compensation

Issuance of Series A Preferred Stock                         34          57,711

Preferred stock dividends

Periodic accretions of preferred stock carrying                           8,577
    values to redemption values

Net loss for the period
                                                  -------------   -------------   -------------   -------------

Balances at September 30, 2003                               34   $      66,288              --              --
                                                  =============   =============   =============   =============

                                                                                                      Common
                                                           Common Stock              Paid-in       Stock To Be       Deferred
                                                      Shares          Amount         Capital          Issued       Compensation
                                                  -------------   -------------   -------------   -------------   -------------

Balances at April 1, 2003                         $--             $      50,096   $   2,251,242             $--             $--

Sales of common stock and warrants for
    cash, net of $78,839 of offering expenses         1,069,333           1,069          27,531

Issuances of common stock to non-employees            1,717,000           1,717          58,133
    for services

Issuances of common stock upon the exercise             925,000             925          36,325
    of warrants and stock options

Purchase of treasury stock

Issuances of common stock to employees for           13,965,000          13,966         297,396
    services and compensation

Issuance of Series A Preferred Stock                                                    290,789

Preferred stock dividends

Periodic accretions of preferred stock carrying values to redemption values

Net loss for the period
                                                  -------------   -------------   -------------   -------------   -------------

Balances at September 30, 2003                       67,772,795          67,773       2,961,416              --              --
                                                  =============   =============   =============   =============   =============

                                                    Accumulated      Other            Total
                                                      Deficit        Equity           Equity
                                                  -------------   -------------   -------------

Balances at April 1, 2003                         $  (3,035,031)  $     (14,800)  $    (748,493)

Sales of common stock and warrants for
    cash, net of $78,839 of offering expenses                           (15,000)         13,600

Issuances of common stock to non-employees                                               59,850
    for services

Issuances of common stock upon the exercise                              (3,250)         34,000
    of warrants and stock options

Purchase of treasury stock                                               (2,215)         (2,215)

Issuances of common stock to employees for                                              311,362
    services and compensation

Issuance of Series A Preferred Stock                                                    348,500

Preferred stock dividends                                (2,005)                         (2,005)

Periodic accretions of preferred stock carrying          (8,577)                             --
    values to redemption values

Net loss for the period                                (439,621)                       (439,621)
                                                  -------------   -------------   -------------

Balances at September 30, 2003                       (3,485,234)        (32,265)  $    (425,022)
                                                  =============   =============   =============

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                           September 30,     September 30,
                                                                               2004              2003
                                                                         --------------    --------------

(unaudited) (unaudited)
OPERATING ACTIVITIES
Net loss                                                                 $   (1,821,196)   $     (439,621)
                                                                         --------------    --------------
Adjustments to reconcile net loss to net cash flows from operating activities:
     Common stock issued for services                                           657,179           226,537
     Amortization of deferred stock-based consulting expense                    162,110                --
     Warrants issued for services                                               145,000                --
     Employee stock-based compensation arising from stock options                50,956                --
     Amortization of deferred employee stock-based compensation                  44,250                --
     Depreciation                                                                 3,881             2,552
     Changes in operating assets and liabilities:
         Accounts receivable                                                   (157,378)          (24,969)
         Prepaid expenses and other current assets                              106,637           (47,700)
         Other assets                                                            25,110                --
         Accounts payable and accrued expenses                                 (297,854)           84,084
                                                                         --------------    --------------
Net cash flows from operating activities                                     (1,081,305)         (199,117)
                                                                         --------------    --------------

INVESTING ACTIVITIES
Purchases of equipment                                                          (13,351)               --
Increase in restricted cash                                                          --           (31,365)
                                                                         --------------    --------------
Net cash flows from investing activities                                        (13,351)          (31,365)
                                                                         --------------    --------------

FINANCING ACTIVITIES
Proceeds from sales of common stock, preferred stock and warrants, net of $150,000 and $78,839 of offering expenses in 2004 and 2003,
     respectively                                                             1,051,683           238,422
Proceeds from the exercise of employee stock options                            281,122                --
Payment for the redemption of warrants                                          (76,744)               --
Payments for preferred stock dividends                                          (50,340)               --
Payments on notes payable                                                       (12,281)               --
Proceeds from issuance of notes                                                      --           140,217
Payments of loans from related parties, including officer advances                   --           (34,774)
Payments to acquire treasury stock                                                   --            (2,215)
                                                                         --------------    --------------
Net cash flows from financing activities                                      1,193,440           341,650
                                                                         --------------    --------------

Net increase in cash                                                             98,784           111,168
Cash at beginning of year                                                       622,797             8,084
                                                                         --------------    --------------
Cash at end of year                                                      $      721,581    $      119,252
                                                                         ==============    ==============

SUPPLEMENTAL DISCLOSURES
Cash paid for interest                                                   $           --    $        2,239
                                                                         ==============    ==============


                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.

The Company's revenues during the periods ended September 30, 2004 were concentrated with the United States Department of Defense and related agencies. Revenues are recorded when earned under these arrangements.

2.  LIQUIDITY AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of ($1,821,196) and used cash of ($1,081,305) in conducting its operations during the six-month period ended September 30, 2004. These recurring negative trends raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $721,581, coupled with an outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 3), will be sufficient to fund operating deficits for a period of approximately nine to fifteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately nine to fifteen months:

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

2.       LIQUIDITY AND MANAGEMENT'S PLANS (continued)

a. Management does not believe that the significant level of cash used in operations during the six months ended September 30, 2004 ($1,081,305) is indicative of cash flow usage during the next four fiscal quarters. Cash flow from operations during the current period included two amounts, as follows, that increased cash usage. First, a bonus of $320,000 was awarded to two officers by the Company's Board of Directors during the second quarter. Accordingly, at this time, no further officer bonuses are contemplated. Second, the Company used cash proceeds from the Nutmeg Subscription Agreement to pay certain current and past due accounts payable and accrued liabilities amounting to $297,854. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company's year to date operations.

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

c. The Company recently completed a three month U.S. Department of Defense contract, and currently has accounts receivable in the amount of $150,000 for said contract, which was collected in October. In addition to this contract, AdZone Research is actively negotiating three proposals in the Prime and Sub-prime sectors of the Defense Industry arena.

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

e. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses are principally related to employment and facility costs.

During the remainder of fiscal year ended March 31, 2005, management plans to continue to promote the U.S. Department of Defense and Commercial uses of its technologies. There can be no assurances that the Company can execute revenue-producing contracts under acceptable terms and conditions.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

3.  STOCKHOLDERS' EQUITY

                            ISSUANCES OF COMMON STOCK

During the six month period ended September 30, 2004, the Company issued shares of common stock, as follows: 8,717,284 shares for cash proceeds of $1,051,683 (which is net of $150,000 in expenses); 1,709,000 shares for the exercise of stock options and warrants for cash proceeds of $281,122; and, 1,959,067 shares for consulting and non-employee related services. The Company received cash of $45,000 (included in the cash amount, above) for sales of 450,000 shares of common stock, which shares were not issued by the Company's stock transfer agent until October 2004. This amount is carried in the account "common stock to be issued."

During the second fiscal quarter, the Company also committed to issue 2,060,000 shares of common stock (valued at $329,600 based upon the closing market price on the measurement date) to employees for services to be rendered over a one year period commencing August 14, 2004. This amount is carried in the account "common stock to be issued." The shares were issued by the Company's stock transfer agent during October 2004. The associated compensation expense will be recognized over the period of performance. Amortization of the deferred compensation expense amounted to $44,250 during the six month period ended September 30, 2004.

Common stock issued for services was valued based upon the closing market price on the date of issuance. Total stock-based compensation expense recorded for issuances of common stock, excluding the amortization of the deferred employee compensation expense, above, amounted to $657,179 and $226,537, for the six months ended September 30, 2004 and 2003, respectively.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

3.  STOCKHOLDERS' EQUITY (continued)

                 ISSUANCES OF NON-EMPLOYEE OPTIONS AND WARRANTS

During the six months ended September 30, 2004, the Company issued stock options and warrants to non-employees to acquire 7,086,134 shares of common stock for financing activities, consulting and other services, as follows: 3,786,134 warrants in connection with the Nutmeg Subscription Agreement (see below); 1,000,000 warrants in connection with future services the Baltic Ventures Agreement (see Note 4, below); 1,700,000 to advisers for future services and, 600,000 warrants in connection with other providers for current services. Warrants were valued at fair value using the Black Scholes Valuation Model. Such model resulted in an aggregate valuation of $785,000, of which $640,000 related to future services will be amortized over the contractual performance period. Amortization for the six months ended September 30, 2004 amounted to $162,110 and is included in the caption Consulting and Professional Services in the accompanying statement of operations. As of September 30, 2004, the balance of deferred consulting expense amounted to $477,890 and is included in the caption "prepaid expenses and other" in the accompanying balance sheet.

Total stock-based compensation expense charged to operations from the issuance of non-employee options and warrants, excluding the amortization referred to in the preceding paragraph amounted to $145,000 for the six months ended September 30, 2004 (none in 2003). The Black Scholes Valuation Model requires the use of subjective estimates. Management estimated the future volatility and the risk free rate of return for issuances during the three months ended September 30, 2004 at 942% and 3.0%, respectively.

Including these fiscal 2005 issuances, the Company has non-employee options and warrants outstanding to acquire 16,136,829 shares of common stock at exercise prices ranging from $0.07 to $5.00. The weighted average exercise price is $0.31. These options and warrants expire, as follows: 528,982 in 2005; 3,075,000 in 2006; 756,018 in 2007; 7,990,695 in 2008; and, 3,786,134 in 2009.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

3.  STOCKHOLDERS' EQUITY (continued)

                       ISSUANCES OF EMPLOYEE STOCK OPTIONS

During the six months ended September 30, 2004, the Company granted stock options to acquire 1,975,000 shares of common stock to employees under the Company's 2004 Incentive Stock Plan. The employees exercised 1,347,000 of the options prior to September 30, 2004. These options are exercisable for a period of one year at 90% of the closing market price on the date of exercise. As a result of this provision, these options while outstanding, and any further options issued under this particular Plan (up to the 5,000,000 shares authorized), will be accounted for using "variable plan" accounting. Under variable plan accounting, as applied to these options, the initial intrinsic value, plus future increases in the intrinsic value of the options is recorded as compensation expense periodically, until such options are exercised. During the six months ended September 30, 2004, the Company recorded $50,956 as "variable plan" compensation expense.

The Company also has 10,000,000 employee stock options outstanding under a former plan that provides for "fixed plan" accounting. That is, both the number of shares and exercise price were known and fixed on the respective dates of grant. Exercise prices of these options range from $0.10 to $2.00. The weighted average exercise price is $1.06. These options expire as follows: 2,000,000 in 2006; 1,000,000 in 2008; and, 7,000,000 in 2010.

Pro forma Stock-Based Compensation Information:

The following table reflects supplemental financial information related to stock-based employee compensation for the six months ended September 30, 2004 and 2003, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                                      2004                2003
                                                                                -----------------  ------------------
       Loss applicable to common stockholders, as reported                      ($     1,929,992)  ($        448,198)
                                                                                =================  ==================
       Stock-based compensation, as reported                                    ($     1,059,495)  ($        226,537)
                                                                                 ================   =================
       Stock-based compensation under fair value method                         ($     1,535,203)  ($        242,537)
                                                                                =================   =================
       Pro-forma loss applicable to common stockholders under
           fair value method                                                    ($     2,405,700)  ($        464,198)
                                                                                =================  ==================

       Loss applicable to common stockholders per share, as reported            ($          0.03)  ($           0.01)
                                                                                =================  ==================
       Pro-forma loss applicable to common stockholders per share under
           fair value method                                                    ($          0.03)  ($           0.01)
                                                                                =================  ==================

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

The Company filed the Registration Statement on July 23, 2004 and an Amended Registration Statement on November 4, 2004. If the Registration Statement is not declared effective within 120 days of the initial filing, the Company will owe Nutmeg a penalty equal to 1% of the amount invested by Nutmeg. Further, the Company is liable for an additional penalty of 1% for each additional 30 day period that the Registration Statement is not declared effective.

There can be no assurances that the Registration Statement will be declared effective by the Securities and Exchange Commission. There are no other funding commitments as of this date.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

3.  STOCKHOLDERS' EQUITY (continued)

                                 PREFERRED STOCK

The Company has Series A Preferred Stock ($.001 par value, 24.2194 shares issued and outstanding) and Series B Preferred Stock ($.001 par value, 31 shares issued and outstanding). As of September 30, 2004 the redemption and carrying values of the Series A Preferred Stock are $400,775 and $137,759 respectively. Series A Preferred Stock was issued in connection with a unit offering in August 2003. As of September 30, 2004, the redemption and carrying values of the Series B Preferred Stock are $241,500 and $39,866, respectively. Series B Preferred Stock was issued in connection with a unit offering in three traunches between November 2003 and January 2004.

For purposes of this classification, the proceeds from the respective offerings were allocated between the underling units offered, which, in each instance were preferred stock and warrants to acquire common stock, based upon their relative fair values. Such allocation requires the Company to compute an effective conversion price on the convertible security (the preferred stock in this instance) using the allocated proceeds. Effective conversion prices lower than prevailing market prices result in a beneficial conversion feature, which requires accounting recognition under Generally Accepted Accounting Principles. The following table reflects the details of these allocations:

                                                                 Preferred
                                                                   Stock             Warrants           Proceeds
                                                             ------------------ ------------------- ------------------
                                                             ------------------ ------------------- ------------------
Series A Preferred Stock:
     Initial allocation                                            $   200,616           $ 148,884         $  348,500
                                                                                =================== ==================
     Beneficial conversion feature included in
          additional paid-in capital                                  (142,905)
                                                             ------------------
     Initial carrying value of the preferred stock                  $   57,711
                                                             ==================

Series B Preferred Stock:
     Initial allocation                                             $  133,853           $ 176,147         $  310,000
                                                                                =================== ==================
                                                                                =================== ==================
     Beneficial conversion feature included in
          additional paid-in capital                                  (133,853)
                                                             ------------------
     Initial carrying value of the preferred stock                 $       --
                                                             ==================

Following the initial allocations, the preferred stock is accreted over the redemption period to its redemption amount through periodic charges to accumulated earnings ($58,456 during the six month period ended September 30, 2004). Such accretions, along with preferred stock dividends are treated as increases in net loss for purposes of calculating net loss per common share.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

3.  STOCKHOLDERS' EQUITY (continued)

REDEMPTION OF WARRANTS

On March 24, 2004, the Company executed a Securities Purchase Agreement with Spartan Securities Group, Ltd. whereby the Company purchased 232,528 Warrants previously issued to Spartan as compensation on the sale of the Company's 9% Series A Preferred Stock issue. The Company completed this transaction with the payment of an aggregate $76,744 to Spartan in April 2004 ($50,000) and May 2004 ($26,744). The payment was treated as a charge to paid-in capital during the three months ended SEPTEMBER 30, 2004.

4.  COMMITMENTS AND CONTINGENCIES

LITIGATION

AdZone is a party to a lawsuit filed against it by R. C. Auletta and Co., Inc. (Auletta), which was filed during 2001. Auletta is seeking fees in the amount of approximately $32,000 for services which were alledgedly performed after the expiration of a contract for consulting services between AdZone and Auletta. A judgment in the amount of $34,692, including interest, was entered against the Company during Fiscal 2004. The Company executed a settlement agreement whereby the judgment will be retired as follows: $5,000 cash upon execution of the settlement agreement and $1,000 per month, commencing December 15, 2003, until the judgment is paid in full. In prior periods, the Company has accrued, and charged to operations, all costs associated with this transaction. No further effect on the financial condition of the Company should occur on this matter. As of September 30, 2004 the balance due on this judgment is $20,692.

Due to the Company's financial position, from time to time, the Company may become party to collection actions, litigation and/or judgments related to the non-payment of various operating expenses. Management is of the opinion that an appropriate provision for amounts due and other related expenses has been made in the accompanying financial statements.

DEBT IN DEFAULT

The Company continues to carry indebtedness of $50,000 that is in default and $166,783 that is being serviced in accordance with the original terms and conditions. Creditors of debt in default have not and are not expected to demand current payment, although they have the right to do so. Principal and interest payment terms on indebtedness are not expected to require significant amounts of cash in the near term. In addition, the Company has no commitments or plans to incur any additional indebtedness.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

4.  COMMITMENTS AND CONTINGENCIES (continued)

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

THE JUSTICE FUND/SENTICORE AGREEMENT

On September 9, 2004, the Company entered into a Distribution Agreement (the "Agreement") with Senticore, Inc. and The Justice Fund (the "Counterparties") that provides the Counterparties exclusive distribution rights to the Company's proprietary Internet monitoring technologies on the continents of Asia and South America. The Agreement provides for an initial non-refundable fee to the Company of $300,000 by November 30, 2004 and subsequent escalating annual minimum fees to the Company of $500,000, $750,000, and $1,000,000, respectively, commencing with the second year following execution of the Agreement. On October 13, 2004, the Agreement was modified to provide for payment of the initial fee in the form of equity securities of the Counterparties. The officers of the Company have announced that such equity securities will be distributed to shareholders of the Company on a record date to be determined.

Any fees received under the Agreement in advance of rendering services or delivering products will be deferred and amortized over the Agreement term. Any fees received in the form of equity securities will be recorded at the fair values of the securities on the dates received.

5. SUBSEQUENT EVENTS

During October 2004, a consultant exercised 877,572 warrants on a cashless basis, resulting in the issuance of 568,201 shares of common stock.

During October 2004, a holder of 0.695 shares of Series A Preferred Stock converted his shares into 38,397 shares of common stock.

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

RESULTS OF OPERATIONS
Six Months Ended SEPTEMBER 31, 2004 and SEPTEMBER 31, 2003

Revenues: Revenues for the six months ended September 30, 2004 amounted to $150,000, compared to $64,094 for the six months ended September 30, 2003. Current period revenues are derived from a $150,000 firm, fixed-price contract (including a $50,000 option that was exercised) with the U.S. Department of Defense for use of our fully automated NetGet (C) Internet decryption service. The Company has recorded revenue on this firm-fixed price contract on a straight-line basis, as earned, based upon the contract performance period of six months. The straight-line basis was considered appropriate for this contract because our deliverables, consisting solely of computer-generated activity reports, are delivered to the customer on a daily basis over the six-month period contracted. While the Company expects future revenue producing government contracts, no additional contracts have been executed at this date.

Cost of contract revenue: Cost of revenue for the six months ended September 30, 2004 was $42,000 compared to $183,191 for the six months ended September 30, 2003. This trend reflects the nearly fully automated process of the Company's Net Get (C) Decryption Process. NetGet (C) was deployed for the current Department of Defense Contract. This technology was developed to be a fully automated, Internet-based technology that monitors customer-provided web-pages, or URL's, for terrorist or criminal activities. The Department of Defense provided the Company with the URL's for this contract which are monitored and reported to the customer. Therefore, direct costs associated with this contract are minimal. Future contracts, if any, will be contracted to the customers' specific requirements and may require production, development, other services or enhanced scope. As a result, any future contracts may require additional direct resources and cost, which will be recorded as the revenues are earned.

Consulting and professional services: Consulting and professional services for the six months ended September 30, 2004 amounted to $912,205, compared to a nil amount for the six months ended September 30, 2003. The increase was attributable to the engagement of firms to raise capital, assist in contract negotiation and acquisition and assist in seeking strategic merger/acquisition candidates. During the six months ended September 30, 2004, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see Note 3 to the Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company's consultants on an extended basis.

Salaries and related: Salaries and related for the six months ended September 30, 2004 amounted to $757,481 compared to $28,150 for the six months ended September 30, 2003. The significant increase relates to a higher head count compared to the same period last year and the Company's officers (i) receiving full compensation for their services based upon the Company's ability to render such compensation in cash and (ii) the Board of Director's award of $200,000 in bonuses to the officers for successful capital acquisition efforts; the later provided for in the officers' employment agreements, and the exercising of employee stock options. (Gross proceeds as of quarter ended 09/30/2004 was $213,296)

General and administrative expenses: General and administrative expenses amounted to $252,062 for the six months ended September 30, 2004, compared to $279,017 for the six months ended September 30, 2003. The decrease is largely attributable to lower travel expenses necessary to access governmental customers. As the Company's commercial applications come on line, general and administrative expenses will increase.

Depreciation and amortization: Depreciation and amortization amounted to $3,881 for the six months ended September 30, 2004, compared to $1,088 for the six months ended September 30, 2003.The increase was attributable to higher levels of fixed assets in the current period. While the Company has no commitments to acquire property and equipment, significant levels of future revenue producing contracts, if any, will require comparable significant investments in fixed assets.

Other income (expense): Other income (expense) amounted to ($3,567) for the six months ended September 30, 2004, compared to ($12,269) for the six months ended September 30, 2003. For the six month period ended September 30, 2004, such balance relates to interest expense on note payable, offset by a small balance of interest income, where in the prior year the balance also included other miscellaneous expenses.

Preferred stock dividends and accretion: Preferred stock dividends relate to the Company's Series A and Series B Preferred Stock, each having cumulative dividend features. The Company pays its dividends on preferred stock timely. For purposes of computing loss attributable to common stockholders, net loss is reduced by preferred stock dividends and accretions to the carrying values of the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(1,821,196) and used cash of $(1,081,305) in conducting its operations. These recurring conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's, management currently believes that existing cash reserves of $721,581, coupled with an outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 3), and contract receivable will be sufficient to fund operating deficits for a period of approximately nine to fifteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

a. Management does not believe that the significant level of cash used in operations during the six months ended September 30, 2004 ($1,081,305) is indicative of cash flow usage during the next four fiscal quarters. Cash flow from operations during the current quarter included two amounts, as follows, that increased cash usage. First, a bonus of $200,000 was awarded to two officers by the Company's Board of Directors during the first quarter, which was the maximum amount allowable under their respective employment contracts. Accordingly, at this time, no further officer bonuses are contemplated. Second, the Company used cash proceeds from the Nutmeg Subscription Agreement to pay certain current and past due accounts payable and accrued liabilities amounting to $297,854. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company's first quarter operations.
b. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current quarter, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.
c. Management currently has one U.S. Department of Defense contract in progress, that has receivables of $150,000 remaining as of September 30, 2004, and proposals outstanding for six additional contracts. In addition, current receivable includes an amount of $50,000 related to the exercise in the current quarter of an option on the base contract. All receivables were collected shortly after quarter close.
d. Management does not currently project expending significant levels of cash to acquire equipment to support revenue growth during the next four fiscal quarters. Equipment necessary for the Company's contracts principally relates to computer equipment, which is projected to be sufficient for the foreseeable future. However, the nature of contracts awarded in the future, if any, may result in additional modifications and expenditures at the request of customers.

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

LIQUIDITY

SEPTEMBER 30, 2004 compared to March 31, 2004

The Company has working capital of $1,172,934 as of September 30, 2004 compared to $235,384 as of March 31, 2004. Net working capital of $1,193,440 was generated from financing activities during the six months ended September 30, 2004, consisting of proceeds from the Nutmeg Subscription Agreement, proceeds from the exercise of employee stock options and the sale of common stock to third parties. The working capital generated from these financing activities was diminished by ($1,081,305) and ($13,351) from operating and investing activities respectively. Operating activities during the six months ended September 30, 2004 reflected significant continuing operating losses, although there continues to be $100,000 in accounts receivable on the current Department of Defense contract. In addition, cash proceeds from the financing activities were used to reduce accounts payable and accrued liabilities by $297,854. Investing expenditures related solely to upgrades in the Company's computer network.

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

The Company continues to carry indebtedness of $50,000 that is in default and $166,783 that is being serviced in accordance with the original terms and conditions. Creditors of debt in default have not and are not expected to demand current payment, although they have the right to do so. Principal and interest payment terms on indebtedness are not expected to require significant amounts of cash in the near term. In addition, the Company has no commitments or plans to incur any additional indebtedness.

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

During the quarterly period ended September 30, 2004, there have been no changes in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

ADZONE is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

PART II.  OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

AdZone did not offer any securities for the period starting from July 1, 2004 to September 30, 2004 that were not registered under the Securities Act of 1933, as amended.

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

ADZONE RESEARCH, INC.

/s/ Charles Cardona            Chief Executive Officer,        November 22, 2004
---------------------------    Principal Accounting Officer
Charles Cardona                and Director

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

10.7 Systems Integration Agreement dated as of SEPTEMBER 21 2002 with Raytheon Company

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