Form 10QSB
period 2004-12-31
ADZONE RESEARCH INC
filed 2005-02-14
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDING DECEMBER 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [x] No [ ], and (2) has been subject to such filing requirements for the past 90 days Yes [x] No [ ].

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act for 1934 subsequent to the distribution of securities under a plan confirmed under a plan confirmed by a court. Yes [ ] No [ ]

                       APPLICABLE ONY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: February 10, 2005 -- 95,574,000 common shares, $.001 par value.

Transitional small business disclosure format (check one): Yes [ ] No [x]

                              ADZONE RESEARCH, INC.
                      FORM 10-QSB FOR THE QUARTERLY PERIOD
                             ENDED DECEMBER 31, 2004

                                      INDEX

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS:

         CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND
                  MARCH 31, 2004...............................................3
         CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                  LOSS FOR THE THREE AND NINE MONTHS ENDED
                  DECEMBER 31, 2004 AND 2003...................................4
         CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE
                  MONTHS ENDED DECEMBER 31, 2004...............................6
         CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                  ENDED DECEMBER 31, 2004 AND 2003.............................7
         NOTES TO CONDENSED FINANCIAL STATEMENTS...............................9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................22
ITEM 3.  CONTROLS AND PROCEDURES..............................................26

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................27
ITEM 2.  CHANGES IN SECURITIES................................................28
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................29
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................30
ITEM 5.  OTHER INFORMATION....................................................31
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................32

SIGNATURES....................................................................33

PART I. CONDENSED FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                      DECEMBER 31, 2004 AND MARCH 31, 2004

                                                                            DECEMBER 31,    MARCH 31,
                                                                                2004          2004
                                                                            --------------------------
                                                                            (UNAUDITED)     (RESTATED)
ASSETS
Current assets:
   Cash                                                                     $   633,535    $   622,797
   Marketable securities                                                        136,370             --
   Prepaid consulting fees and other expenses                                   310,092        134,272
                                                                            --------------------------
Total current assets                                                          1,079,997        757,069

Property and equipment, net                                                      22,738         10,423
Investments                                                                     150,000             --
Other assets                                                                      3,739         38,355
                                                                            --------------------------
Total assets                                                                $ 1,256,473    $   805,847
                                                                            ==========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $   142,948    $   297,972
   Accrued compensation                                                          53,003        160,926
   Deferred revenue                                                             206,302             --
   Current notes payable                                                         50,507         62,787
                                                                            --------------------------
Total current liabilities                                                       452,759        521,685

Notes payable                                                                   166,783        166,783

Commitments and contingencies (Note 5)                                               --             --

Stockholders' equity:
   Preferred stock                                                               68,147        518,816
   Common stock                                                                  94,169         70,832
   Common stock to be issued                                                     40,000             --
   Additional paid-in capital                                                 9,873,662      5,813,443
   Accumulated deficit                                                       (9,188,780)    (6,252,947)
   Deferred employee stock-based compensation                                  (203,871)            --
   Other stockholders' equity                                                   (46,395)       (32,765)
                                                                            --------------------------
Total stockholders' equity                                                      636,930        117,379
                                                                            --------------------------
Total liabilities and stockholders' equity                                  $ 1,256,473    $   805,847
                                                                            ==========================

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                  NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                       DECEMBER 31,    DECEMBER 31,
                                                           2004            2003
                                                       ----------------------------
                                                       (UNAUDITED)      (RESTATED)
Net revenues                                           $    244,423    $     74,844
                                                       ----------------------------

Operating costs and expenses:
   Cost of contract revenues                                 42,000         299,328
   Consulting and professional services                   1,367,954         103,327
   Salaries and related                                   1,041,161        1,071439
   General and administrative                               520,727         226,353
   Depreciation and amortization                              5,821           1,633
                                                       ----------------------------
                                                          2,977,663       1,702,080
                                                       ----------------------------
Loss from operations                                     (2,733,240)     (1,627,236)

Other income (expense), net                                 (25,320)        (23,226)
                                                       ----------------------------
Net loss                                               $ (2,758,559)   $ (1,650,462)
                                                       ============================

Reconciliation of net loss to loss
applicable to common stockholders:
    Net loss                                           $ (2,758,559)   $ (1,650,462)
    Preferred stock dividends and accretion                (158,491)       (343,381)
                                                       ----------------------------
    Loss applicable to common stockholders             $ (2,917,050)   $ (1,993,843)
                                                       ============================

Loss per common share:
   Basic and diluted loss per common share             $      (0.04)   $      (0.03)
                                                       ============================
Weighted average common shares, basic and diluted        80,123,404      60,162,995
                                                       ============================

COMPREHENSIVE LOSS:
    Net loss, as reported                              $ (2,758,559)   $ (1,650,462)
    Unrealized loss on available for sale securities
                                                            (13,630)             --
                                                       ----------------------------
Comprehensive loss                                     $ (2,772,189)   $ (1,650,462)
                                                       ============================

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                      DECEMBER 31,    DECEMBER 31,
                                                          2004            2003
                                                      ----------------------------
                                                      (UNAUDITED)      (RESTATED)

Net revenues                                          $     94,423    $     10,750
                                                      ----------------------------

Operating costs and expenses:
   Cost of contract revenues                                    --         116,137
   Consulting and professional services                    455,749              --
   Salaries and related                                    283,680          94,100
   General and administrative                              268,665          29,091
   Depreciation and amortization                             1,940             545
                                                      ----------------------------
                                                         1,010,034         239,873
                                                      ----------------------------
Loss from operations                                      (915,611)       (229,123)

Other income (expense), net                                (21,753)        (10,957)
                                                      ----------------------------
Net loss                                              $   (937,363)   $   (240,080)
                                                      ============================

Reconciliation of net loss to loss applicable
to common stockholders:
   Net loss                                           $   (937,363)   $   (240,080)
   Preferred stock dividends and accretion                 (14,092)       (251,163)
                                                      ----------------------------
   Loss applicable to common stockholders             $   (951,455)   $   (491,243)
                                                      ============================

Loss per common share:
   Basic and diluted loss per common share            $      (0.01)   $      (0.01)
                                                      ============================
Shares used in computing basic and diluted loss
per common share                                        85,754,920      67,600,291
                                                      ============================

COMPREHENSIVE LOSS:
   Net loss, as reported                              $   (937,363)   $   (240,080)
   Unrealized loss on available for sale securities        (13,630)             --
                                                      ----------------------------
Comprehensive loss                                    $   (950,993)   $   (240,080)
                                                      ============================

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
             UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED DECEMBER 31, 2004


                                                        Series A Preferred      Series B Preferred             Common Stock
                                                        ------------------      ------------------             ------------
                                                       Shares      Amount      Shares       Amount         Shares         Amount
                                                      ---------------------------------- -------------------------------------------
BALANCES AT APRIL 1, 2004 (RESTATED)                        24      $278,530         31      $240,286      70,832,255       $70,832

Sales of common stock and warrants for cash, net of
$150,000 of offering expenses                               --            --         --            --       9,167,284         9,167

Issuances of common stock to non-employees for
services                                                    --            --         --            --       4,127,971         4,128

Issuances of common stock upon the exercise of
warrants and stock options                                  --            --         --            --       2,507,201         2,507

Issuances of common stock to employees for services
and compensation                                            --            --         --            --       2,070,000         2,070

Issuances of warrants and options to non-employees
for services                                                --            --         --            --              --            --

Redemption of warrants                                      --            --         --            --              --            --

Employee stock-based compensation applying variable
plan option accounting                                      --            --         --            --              --            --

Amortization of deferred compensation                       --            --         --            --              --            --

Preferred stock dividends                                   --            --         --            --              --            --

Periodic accretions of preferred stock carrying
values to redemption values                                 --            --         --       116,214              --            --

Conversion of preferred stock                              (20)     (221,883)       (30)     (345,000)      5,464,601         5,464

Unrealized loss on marketable securities                    --            --         --            --              --            --

Net loss for the period                                     --            --         --            --              --            --
                                                      ---------------------------------- -------------------------------------------

BALANCES AT DECEMBER 31, 2004                                4       $56,647          1       $11,500      94,169,312       $94,169
                                                      ==============================================================================


                                                                   Common
                                                      Paid-In    Stock to be    Deferred        Accumulated      Other       Total
                                                      Capital      Issued     Compensation        Deficit       Equity       Equity
                                                    --------------------------------------------------------------------------------
BALANCES AT APRIL 1, 2004 (RESTATED)                $5,813,443        $--           $--        $(6,252,947)   $(32,765)    $117,379

Sales of common stock and warrants for cash, net of
$150,000 of offering expenses                        1,042,516     40,000            --                  --          --   1,091,683

Issuances of common stock to non-employees for
services                                             1,043,879         --            --                  --          --   1,048,007

Issuances of common stock upon the exercise of
warrants and stock options                             327,363         --            --                  --          --     329,870

Issuances of common stock to employees for services
and compensation                                       327,530         --      (329,600)                 --          --          --

Issuances of warrants and options to non-employees
for services                                           785,000         --            --                  --          --     785,000

Redemption of warrants                                (76,744)         --            --                  --          --     (76,744)

Employee stock-based compensation applying variable
plan option accounting                                  49,256         --            --                  --          --      49,256

Amortization of deferred compensation                       --         --       125,729                  --          --     125,729

Preferred stock dividends                                   --         --            --            (61,060)          --     (61,060)

Periodic accretions of preferred stock carrying
values to redemption values                                 --         --            --           (116,214)          --          --

Conversion of preferred stock                          561,419         --            --                  --          --          --

Unrealized loss on marketable securities                    --         --            --                  --    (13,630)     (13,630)

Net loss for the period                                     --         --            --         (2,758,559)          --  (2,758,559)
                                                    --------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2004                       $9,873,662    $40,000    $(203,871)        $(9,188,780)   $(46,395)     $636,930
                                                    ================================================================================

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                     DECEMBER 31,  DECEMBER 31,
                                                                         2004          2003
                                                                     --------------------------
                                                                     (UNAUDITED)    (RESTATED)
OPERATING ACTIVITIES
Net loss                                                             $(2,758,559)   $(1,650,462)
Adjustments to reconcile net loss to net cash flows from operating activities:
     Common stock issued for services                                  1,048,007        103,327
     Warrants issued to non-employees for services                       230,360             --
     Amortization of deferred stock-based consulting expense             310,698             --
     Amortization of deferred employee stock-based compensation          125,729             --
     Amortization of deferred revenue                                    (93,698)            --
     Employee stock-based compensation expense                            49,256      1,358,260
     Depreciation                                                          5,821          3,829
     Changes in operating assets and liabilities:
         Accounts receivable                                                  --         (3,063)
         Prepaid expenses and other current assets                        68,122         26,624
         Other assets                                                     34,616        (47,700)
         Accounts payable and accrued expenses                          (155,024)        14,776
         Accrued compensation                                           (107,923)       (85,823)
                                                                     --------------------------
Net cash flows from operating activities                              (1,242,595)      (280,231)
                                                                     --------------------------

INVESTING ACTIVITIES
Purchases of equipment                                                   (18,136)            --
                                                                     --------------------------
Net cash flows from investing activities                                 (18,136)            --
                                                                     --------------------------

FINANCING ACTIVITIES
Proceeds from sales of common stock, preferred stock and warrants      1,091,683        371,504
Proceeds from the exercise of employee stock options                     329,870             --
Payment for the redemption of warrants                                   (76,744)            --
Payments for preferred stock dividends                                   (61,060)       (12,041)
(Payments) on receipt from notes payable                                 (12,280)       140,217
Escrow deposits made for preferred stock dividends                            --       (180,615)
Payments to acquire treasury stock                                            --         (2,215)
                                                                     --------------------------
Net cash flows from financing activities                               1,271,469        316,850
                                                                     --------------------------

Net increase in cash                                                      10,738         36,620
Cash at beginning of year                                                622,797          8,084
                                                                     --------------------------
Cash at end of year                                                  $   633,535    $    44,704
                                                                     ==========================

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (CONTINUED)



SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Cash paid for interest                                      --   $   2,239
                                                          =====================

     Cash paid for income taxes                                  --          --
                                                          =====================


NON-CASH INVESTING AND FINANCING ACTIVITIES:


Marketable securities received in connection with
      revenue arrangement                                 $ 150,000          --
                                                          =====================

Investment securities received in connection with
     revenue arrangement                                  $ 150,000          --
                                                          =====================

Unrealized loss on marketable securities                  $ (13,630)         --
                                                          =====================

Issuance of common stock (at market value) in
     settlement ofaccrued compensation liability                 --   $  85,823
                                                          =====================

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and pursuant to the Regulation S-B of the Rules and Regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosure normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. Accordingly, the accompanying financial statements should be read in conjunction with ADZONE's annual financial statements and notes thereto included in its Form 10-KSB/A for the year ended March 31, 2004.

      In the  opinion  of  management,  the  financial  statements  reflect  all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended March 31, 2005.

      Certain accounting policies:

      Revenue recognition:

      Revenues under contracts with the United States Department of Defense are recorded when earned. The Company's derived $150,725 of revenues during nine-month period ended December 31, 2004 under contracts with the United States Department of Defense and related agencies. Revenues from the Senticore Technology Distribution Agreement (See Note 5) represent both annual minimum fees, paid in advance, and royalty income. The Company received fees of $300,000 during the quarterly period ended December 31, 2004, which fees have been deferred and amortized over the period of benefit of one year. Revenues include $93,698 of revenues that were earned under this contract during the quarterly period ended December 31, 2004.

      Marketable securities and investments:

      Marketable securities at December 31, 2004 consist of publicly-listed common equity securities of Senticore, Inc. The Company classified these securities as available-for-sale securities and, accordingly, carries them at fair market value, based upon trading market prices. Unrealized gains or losses resulting from adjustments to the fair values of these securities is excluded from earnings and shown as a component of accumulated comprehensive income in the accompanying financial statements.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1 BASIS OF PRESENTATION (CONTINUED)

      Marketable securities and investments (continued):

      Investments at December 31, 2004 consist of a minority (under 20%) holding of common equity securities of The Justice Fund, a privately held organization. This investment is carried as a non-current asset at its fair value on the date of receipt and will be accounted for under the cost method of accounting. The Company will evaluate the carrying value of this non-current investment in future periods and, if necessary, reflect impairments in the fair value, if any, as charges to other expense.

      Comprehensive income (loss):

      Comprehensive loss for the three and nine month periods ending December 31, 2004 consist of the Company's net loss for the periods, adjusted for unrealized losses on available-for-sale marketable securities.

      Recent accounting pronouncements:

      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB issued Statements on Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29. APB Opinion No. 29, "Accounting For Non-monetary Transactions," provides that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception of non-monetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of Statement No. 153 is not expected to have any impact on the Company's current financial condition or results of operations.

      In December 2004, the FASB also issued Statement No. 123R, Accounting for Share Based Payments. Statement 123R establishes revised accounting standards for employee-stock based compensation measurement that requires employee stock-based compensation be measured at the fair value of the award, replacing the intrinsic approach currently available to companies under Statement 123. Compensation cost continues to be recognized over the period during which the employee is required to provide service. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005, with early adoption encouraged. The Company accounts for options issued to employees using the intrinsic approach. Implementation of this new standard is currently expected to result in increases in future compensation expense. However, such effect is not currently estimable.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2. LIQUIDITY AND MANAGEMENT'S PLANS:


      The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of ($2,758,559) and used cash of ($1,242,595) in conducting its operations during the nine-month period ended December 31, 2004. These recurring negative trends raise substantial doubt about the Company's ability to continue as a going concern.

      While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $633,535, coupled with (i) an outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 4) and (ii) $136,370 of freely tradable marketable securities, will be sufficient to fund operating deficits for a period of approximately twelve months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve months:

      a. Management does not believe that the significant level of cash used in operations during the nine months ended December 31, 2004 ($1,242,595) is indicative of cash flow usage during the next four fiscal quarters. Cash flow from operations during the current period included two amounts, as follows, that increased cash usage. First, a bonus of $320,000 was awarded to two officers by the Company's Board of Directors during the second quarter. Accordingly, at this time, no further officer bonuses are contemplated.Second, the Company used cash proceeds from the Nutmeg Subscription Agreement to pay certain current and past due accounts payable and accrued liabilities amounting to $262,947. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company's year to date operations.

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

      c. The Company completed a three month U.S. Department of Defense contract in the second quarter and collected $150,000 for said contract. Management of the Company is optimistic that the success of this contract will lead to follow on contracts with the government, although no such contracts have yet been awarded. However, management is actively negotiating three such proposals in the Defense Industry arena.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2. LIQUIDITY AND MANAGEMENT'S PLANS (CONTINUED)

      Recent accounting pronouncements (continued):

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

      The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, the receipt of the final conditional traunch of the Nutmeg Subscription Agreement (see Note 4) and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

3. MARKETABLE SECURITIES AND INVESTMENTS:

Marketable securities consist of the following as of December 31, 2004:

      1,363,700 shares of common stock of Senticore Inc. at the
         original trading price on the date of receipt                $ 150,000

      Less: unrealized loss in fair value                               (13,630)
                                                                      ---------

      Trading value at December 31, 2004                              $ 136,370
                                                                      =========

Investments consist of the following as of December 31, 2004:

      1,500,000 shares of common stock of The Justice Fund at the
         fair value on the date of receipt; cost basis thereafter     $
                                                                         150,000
                                                                      ==========

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

4. STOCKHOLDERS' EQUITY:

      Issuances of common stock:

      During the nine month period ended December 31, 2004, the Company issued shares of common stock, as follows: 9,167,284 shares for cash proceeds of $1,091,683 (which is inclusive of $40,000 common stock to be issued and is net of $150,000 in expenses) and 2,507,201 shares for the exercise of employee stock options and non-employee warrant for cash proceeds of 329,870.

      During the nine month period ended December 31, 2004, the Company issued 2,070,000 shares of common stock to employees for services rendered, which were valued at $329,600 using the trading market prices on the dates of grant. Compensation expense under these awards is recognized over the vesting period of these restricted awards. The following table reflects the recognition of the cost of this award:

      Total compensation expense of 2,070,000 shares of common stock
         on the date of award                                         $ 329,600

        Less: recognition of compensation expense, as vested           (125,729)
                                                                      ----------

        Deferred compensation at December 31, 2004                    $ 203,871
                                                                      ==========

      During the nine month period ended December 31, 2004, the Company issued 5,464,601 shares of common stock upon the conversion of a portion of its outstanding Series A Preferred Stock and Series B Preferred Stock, as follows:

      Common shares issued upon conversion of Series A
      Preferred Stock                                                 2,295,261

      Common shares issued upon conversion of Series B
      Preferred Stock                                                 3,169,340
                                                                      ----------

      Total common shares issued                                      5,464,601
                                                                      ==========

      During the nine month period ended December 31, 2004, the Company issued an aggregate of 4,127,971 shares of common stock for services by vendors, valued at $1,048,007 using the trading market value of the Company's common stock on the date of the respective grants.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

4. STOCKHOLDERS' EQUITY (CONTINUED):

      Issuances of non-employee options and warrants:

      During the nine months ended December 31, 2004, the Company issued stock options and warrants to non-employees to acquire 7,086,134 shares of common stock for financing activities, consulting and other services, as follows: 3,786,134 warrants in connection with the Nutmeg Subscription Agreement (see below); 1,000,000 warrants in connection with future services the Baltic Ventures Agreement (see Note 5, below); 3,300,000 to advisers for services. Warrants were valued at fair value using the Black Scholes Valuation Model. Such model resulted in an aggregate valuation of $785,000, of which $554,640 related to future services will be amortized over the contractual performance period. Amortization for the nine months ended December 31, 2004 amounted to $310,092 and is included in the caption Consulting and Professional Services in the accompanying statement of operations. As of December 31, 2004, the balance of deferred consulting expense amounted to $243,940 and is included in the caption "prepaid expenses and other" in the accompanying balance sheet.

      The following tabular presentation reflects the details of these warrants and the amounts charged to operations for the nine months ended December 31, 2004:

                                                  Financings                Compensation
                                           ------------------------   -----------------------
                                              Shares        Value        Shares       Value
                                            ----------   ----------   ----------   ----------
      Quarter ended June 30, 2004            3,373,337   $  872,894    1,125,000   $  341,000
      Quarter ended September 30, 2004         412,797       99,071    2,175,000      444,000
      Quarter ended December 31, 2004               --           --           --           --
                                            ----------   ----------   ----------   ----------
                                             3,786,134   $  971,945    3,300,000   $  785,000
                                            ==========   ==========   ==========   ==========

         Charged directly to expense                                               $  230,360
         Charged to pre-paid expense                                                  554,640
                                                                                   ----------
                                                                                   $  785,000
         Amortization of pre-paid expense
         during nine months ended
         December 31, 2004                                                         $  310,698
                                                                                   ==========

      The Black Scholes Valuation Model requires the use of subjective estimates. Management estimated the future volatility and the risk free rate of return for issuances during the nine months ended December 31, 2004 at 942% and 3.0%, respectively.

      Including these fiscal 2005 issuances, the Company has non-employee options and warrants outstanding to acquire 16,411,829 shares of common stock at exercise prices ranging from $0.07 to $5.00. The weighted average exercise price is $0.31. These options and warrants expire, as follows:
      1,285,000 in 2005;  3,275,000 in 2006; 0 in 2007;  7,990,695 in 2008; and,
      3,861,134 in 2009. ADZONE RESEARCH, INC. NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS DECEMBER 31, 2004

      Issuances of employee stock options:

      During the nine months ended December 31, 2004, the Company granted stock options to acquire 1,975,000 shares of common stock to employees under the Company's 2004 Incentive Stock Plan. The employees exercised 1,939,000 of the options prior to December 31, 2004. These options are exercisable for a period of one year at 90% of the closing market price on the date of exercise. As a result of this provision, these options while outstanding, and any further options issued under this particular Plan (up to the 5,000,000 shares authorized), will be accounted for using "variable plan" accounting. Under variable plan accounting, as applied to these options, the initial intrinsic value, plus future increases in the intrinsic value of the options is recorded as compensation expense periodically, until such options are exercised. During the nine months ended December 31, 2004, the Company recorded ($49,256) as "variable plan" compensation expense.

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

      Pro forma Stock-Based Compensation Information:

      The following table reflects supplemental financial information related to stock-based employee compensation for the nine months ended December 31, 2004 and 2003, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and
      Disclosure:

                                                                                Nine Months Ended
                                                                                   December 31,
                                                                               2004             2003
                                                                          --------------  --------------
      Loss applicable to common stockholders, as reported                 $(  2,917,050)  $(  1,993,843)
                                                                          ==============  ==============
      Stock-based compensation, as reported                               $(    174,985)  $(  1,358,260)
                                                                          ==============  ==============
      Stock-based compensation under fair value method                    $(    964,256)  $   1,382,260
                                                                          ==============  ==============
      Pro-forma loss applicable to common stockholders under
          fair value method                                               $(  3,706,321)  $(  2,017,843)
                                                                          ==============  ==============

      Loss applicable to common stockholders per share, as reported       $(       0.04)  $(       0.03)
                                                                          ==============  ==============
      Pro-forma loss applicable to common stockholders per share
        under fair value method                                           $(       0.05)  $(       0.03)
                                                                          ==============  ==============

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

4. STOCKHOLDERS' EQUITY (CONTINUED):

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

      The Company filed the Registration Statement on July 23, 2004 and an Amended Registration Statement on November 4, 2004. The Subscription Agreement imposes a penalty of 1% of the amount invested by Nutmeg if the Registration Statement is not declared effective within 120 days of the initial filing and an additional penalty of 1% for each additional 30 day period that the Registration Statement is not declared effective. The Registration Statement has not been declared effective as of the date of this filing. As of December 31, 2004, the Company has accrued a penalty equal to 2% of the $1,100,000 invested by Nutmeg, or $22,000, representing the penalty.

      There can be no assurances that the Registration Statement will be declared effective by the Securities and Exchange Commission. There are no other funding commitments as of this date.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

4. STOCKHOLDERS' EQUITY (CONTINUED):

      Preferred stock:

      The Company has Series A Preferred Stock ($.001 par value, 4 shares issued and outstanding) and Series B Preferred Stock ($.001 par value, 1 share issued and outstanding). As of December 31, 2004 the redemption and carrying values of the Series A Preferred Stock are $56,647. Series A Preferred Stock was issued in connection with a unit offering in August 2003. As of December 31, 2004, the redemption and carrying values of the Series B Preferred Stock are $11,500. Series B Preferred Stock was issued in connection with a unit offering in three traunches between November 2003 and January 2004. Preferred stock became convertible into common stock at the earlier of 180 days following the sale or upon the effectiveness of the aforementioned Registration Statement. During the quarter ended December 31, 2004, 20 shares of Series A Preferred Stock and 30 shares of Series B Preferred Stock were converted to 2,295,261 and 3,169,340 shares common stock, respectively.

      For purposes of classification, the original proceeds from the respective offerings were allocated between the underlying units offered, which, in each instance were preferred stock and warrants to acquire common stock, based upon their relative fair values. Such allocation requires the Company to compute an effective conversion price on the convertible security (the preferred stock in this instance) using the allocated proceeds. Effective conversion prices lower than prevailing market prices result in a beneficial conversion feature, which requires accounting recognition under Generally Accepted Accounting Principles. The following table reflects the details of these original allocations:

                                                                Allocation
                                                          ----------------------
                                                          Preferred
                                                            Stock        Warrants      Proceeds
                                                          --------------------------------------
      Series A Preferred Stock:
           Initial allocation                             $  200,616    $  148,884    $  348,500
                                                                        ==========    ==========
           Beneficial conversion feature included in
                additional paid-in capital                  (142,905)
                                                          ----------
           Initial carrying value of the preferred stock  $   57,711
                                                          ==========

      Series B Preferred Stock:
           Initial allocation                             $  133,853    $  176,147    $  310,000
                                                                        ==========    ==========
           Beneficial conversion feature included in
                additional paid-in capital                  (133,853)
                                                          ----------
           Initial carrying value of the preferred stock  $       --
                                                          ==========

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

4. STOCKHOLDERS' EQUITY (CONTINUED):

      Preferred stock:

      Following the initial allocations, the preferred stock was accreted over the period up to the earliest redemption date (180 days) to its redemption amount through periodic charges to accumulated earnings ($116,214) during the nine month period ended December 31, 2004). Such accretions, along with preferred stock dividends are treated as increases to loss per common share.

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

5. COMMITMENTS AND CONTINGENCIES

      Litigation:

      AdZone is a party to a lawsuit filed against it by R. C. Auletta and Co., Inc. (Auletta), which was filed during 2001. Auletta is seeking fees in the amount of approximately $32,000 for services which were allegedly performed after the expiration of a contract for consulting services between AdZone and Auletta. A judgment in the amount of $34,692, including interest, was entered against the Company during Fiscal 2004. The Company executed a settlement agreement whereby the judgment will be retired as follows: $5,000 cash upon execution of the settlement agreement and $1,000 per month, commencing December 15, 2003, until the judgment is paid in full. In prior periods, the Company has accrued, and charged to operations, all costs associated with this transaction. No further effect on the financial condition of the Company should occur on this matter. As of December 31, 2004 the balance accrued on this judgment is $16,692.

      Due to the Company's financial position, from time to time, the Company may become party to collection actions, litigation and/or judgments related to the non-payment of various operating expenses. Management is of the opinion that an appropriate provision for amounts due and other related expenses has been made in the accompanying financial statements.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

5. COMMITMENTS AND CONTINGENCIES (CONTINUED):

      Baltic Ventures Agreement:

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

      The Justice Fund/Senticore Agreement:

      On September 9, 2004, the Company entered into a Distribution Agreement (the "Agreement") with Senticore, Inc. and The Justice Fund (the "Counterparties") that provides the Counterparties exclusive distribution rights to the Company's proprietary Internet monitoring technologies on the continents of Asia and South America. The Agreement provided for an initial annual fee to the Company of $300,000 (applicable to the contract period September 9, 2004 to September 9, 2005), and subsequent escalating annual fees to the Company of $500,000, $750,000, and $1,000,000, respectively, commencing with the second year following execution of the Agreement. The Agreement also provides for royalty payments to the Company ranging from 25% of revenues derived from the use of the Company's technologies up to $1,000,000 to 35% for revenues over $4,000,000.

      On October 13, 2004, the Agreement was amended to provide for payment of the initial fee in the form of equity securities of the Counterparties (See Note 3). The Company has previously announced its intention to distribute its shares in The Justice Fund to shareholders on a pro rata basis. Such distribution will take place following the filing by The Justice Fund of all required regularly documents. If such distribution is effected it will be accounted for as a non-reciprocal in-kind distribution where the carrying value of the investments distributed will be recorded as a reduction of stockholders' equity.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

6. RESTATEMENTS

      The accompanying quarterly financial statements have been restated to reflect adjustments related to (i) the timing and measurement of stock-based compensation issued to employees and non-employees and (ii) accounting for the allocation of unit offering proceeds to warrants and beneficial conversion features, as further discussed below. The following tabular presentation reflects the effects of the adjustments on amounts reported during all quarterly periods during the fiscal year ended March 31, 2004:

                                                                                                  Annual
                                                  Quarterly Period Ended (3)                      Period
                                    -----------------------------------------------------------------------
                                      June 30,    September 30,   December 31,    March 31,      March 31,
                                       2003 (4)      2003 (4)       2003 (4)       2004 (4)      2004 (4)
                                    -----------------------------------------------------------------------
      Net loss, as reported         $   (77,042)   $  (362,579)   $  (240,080)   $(1,055,404)   $(1,735,105)
      Adjustment for
      stock-compensation (1)            (44,853)      (925,908)            --        141,000       (829,761)
                                    -----------------------------------------------------------------------
      Net loss, as restated         $  (121,895)   $(1,288,487)   $  (240,080)   $  (914,404)   $(2,564,866)
                                    =======================================================================

      Loss applicable to
      common stockholders,
      as reported                   $   (77,042)   $  (362,579)   $  (250,116)   $(1,072,025)   $(1,761,762)
      Adjustment for
      stock-compensation (1)            (44,853)      (925,908)            --        141,000       (829,761)
      Adjustment for preferred
      stock dividend
      and accretions (2)                     --        (92,218)      (241,127)      (256,072)      (589,417)
                                    -----------------------------------------------------------------------
      Loss applicable to
      common stockholders,
      as restated                   $  (121,895)   $(1,380,705)   $  (491,243)   $(1,187,097)   $(3,180,940)
                                    =======================================================================

      Loss per common share,
      as reported                   $     (0.00)   $     (0.01)   $     (0.00)   $     (0.02)   $     (0.03)
                                    =======================================================================
      Loss per common share,
      as restated                   $     (0.00)   $     (0.02)   $     (0.01)   $     (0.02)   $     (0.05)
                                    =======================================================================

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

6. RESTATEMENTS (CONTINUED):

      (1) During the fiscal year ended March 31, 2004, the Company estimated the fair market value of equity securities issued to employees and non-employees, using a discount to trading market values of the Company's common stock. The Company has reevaluated the use of such discounts and determined that the trading market value of the Company's common stock on the date of award was the more appropriate value of the securities. In addition, this adjustment reflects the allocation of certain stock-based compensation awards to the quarters in which the award occurred. Total stock-based compensation expense, as adjusted, amounted to $11,000 in Q1; $1,082,971 in Q2; $264,289 in Q3; and, $81,520 in Q4, respectively of fiscal year ended March 31, 2004. All stock based compensation awards during the fiscal year ended March 31, 2005, to date, have been recorded based upon the trading market price of the Company's common stock, which practice became the Company's policy effective with the first fiscal quarter of the current fiscal year.

      (2) During fiscal year ended March 31, 2004, the Company sold Preferred Stock, with Warrants to acquire the Company's common stock, in two separate offerings. The adjustment reflects the effect on loss applicable to common stockholders and loss per common share of the allocation of proceeds from these unit offerings to (i) the warrants and (ii) beneficial conversion features underlying the convertible preferred stock. As a result of this allocation, the discount to the carrying value of the preferred stock has been accreted through charges to retained earnings over a period of 180 days following the offer, which was the first contractual date that the preferred stockholders were entitled to convert the preferred stock into common stock.

      (3) The aforementioned adjustments did not affect any major classification of asset or liability. Rather, the adjustments only affect the components of stockholders equity. As a result, the balance sheet effects of these adjustments have been omitted.

      (4) The Company is currently in the process of responding to questions posed by the Staff of the Securities and Exchange Commission regarding, among other matters, the subject adjustments. In addition, the Company believes that the above adjustments will require the amendment of the quarterly and annual financial filings during fiscal year ended March 31, 2004. The Company intends to resolve all remaining questions of the Staff and file such amendments as soon as practicable.

PART I. CONDENSED FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS
Nine Months Ended DECEMBER 31, 2003 and DECEMBER 31, 2004

Revenues: Revenues for the nine months ended December 31, 2004 amounted to $244,423, compared to $74,844 for the nine months ended December 31, 2003. Current period revenues are derived from (i) a $150,725 firm, fixed-price contract (including a $50,000 option that was exercised) with the U.S.
Department of Defense for use of our fully automated NetGet (C) Internet decryption service and (ii) $93,698 from the Senticor Technology Distribution Agreement (See Note 5). The Company has recorded revenue on the firm-fixed price contract on a straight-line basis, as earned, based upon the contract performance period of six months. The straight-line basis was considered appropriate for this contract because our deliverables, consisting solely of computer-generated activity reports, are delivered to the customer on a daily basis over the six month period contracted. (While the Company expects future revenue producing government contracts, no additional contracts have been executed at this date.) The Company recognized revenue from annual fees on the Senticor Technology Distribution Agreement ratably over the period of benefit. Deferred revenue on this agreement, which will be recorded as earned in future periods, amounts to $206,302.

Cost of contract revenue: Cost of revenue for the nine months ended December 31, 2004 was $42,000 compared to $299,328 for the nine months ended December 31, 2003. This trend reflects the nearly fully automated process of the Company's Net Get (C) Decryption Process. NetGet (C) was deployed for the current Department of Defense Contract. This technology was developed to be a fully automated, Internet-based technology that monitors customer-provided web-pages, or URL's, for terrorist or criminal activities. The Department of Defense provided the Company with the URL's for this contract which are monitored and reported to the customer. Therefore, direct costs associated with this contract are minimal. Future contracts, if any, will be contracted to the customers' specific requirements and may require production, development, other services or enhanced scope. As a result, any future contracts may require additional direct resources and cost, which will be recorded as the revenues are earned.

Consulting and professional services: Consulting and professional services for the nine months ended December 31, 2004 amounted to 1,367,954, compared to $103,327 for the nine months ended December 31, 2003. The increase was attributable to the engagement of firms to raise capital, assist in contract negotiation and acquisition and assist in seeking strategic merger/acquisition candidates. During the nine months ended December 31, 2004, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see Note 4 to the Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company's consultants on an extended basis.

Salaries and related: Salaries and related for the nine months ended December 31, 2004 amounted to $1,041,161 compared to $1,071,439 for the nine months ended December 31, 2003. During 2003, cost of revenue also included $297,000 of salaries and wages. Salaries and related includes stock-based compensation of $504,855 and $1,061,128 during the nine months ended December 31, 2004 and 2003, respectively.

General and administrative expenses: General and administrative expenses amounted to $520,727 for the nine months ended December 31, 2004, compared to $226,353 for the nine months ended December 31, 2003. The increase is largely attributable to higher travel expenses necessary to access governmental customers. As the Company's commercial applications come on line, general and administrative expenses will increase.

Depreciation and amortization: Depreciation and amortization amounted to $5,821 for the nine months ended December 31, 2004, compared to $1,633 for the nine months ended December 31, 2003; during 2003 $2,196 of depreciation expense was included in cost of revenues. The increase was attributable to higher levels of fixed assets in the current period. While the Company has no commitments to acquire property and equipment, significant levels of future revenue producing contracts, if any, will require comparable significant investments in fixed assets.

Other income (expense): Other income (expense) amounted to ($25,320) for the nine months ended December 31, 2004, compared to ($23,226) for the nine months ended December 31, 2003. For the nine month period ended December 31, 2004, such balance relates to penalties incurred related to the Nutmeg subscription agreement (See Note 4) and interest expense on note payable, offset by a small balance of interest income, where in the prior year the balance also included other miscellaneous expenses.

Preferred stock dividends and accretion: Preferred stock dividends and accretions relate to the Company's Series A and Series B Preferred Stock, each having cumulative dividend features. For purposes of computing loss attributable to common stockholders, net loss is reduced by preferred stock dividends and accretions to the carrying values of the preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of ($2,758,559) and used cash of ($1,242,595) in conducting its operations during the nine-month period ended December 31, 2004. These recurring negative trends raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $633,535, coupled with (i) an outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 4) and (ii) $136,370 of freely tradable marketable securities, will be sufficient to fund operating deficits for a period of approximately twelve months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve months:

      f. Management does not believe that the significant level of cash used in operations during the nine months ended December 31, 2004 ($1,242,595) is indicative of cash flow usage during the next four fiscal quarters. Cash flow from operations during the current period included two amounts, as follows, that increased cash usage. First, a bonus of $320,000 was awarded to two officers by the Company's Board of Directors during the second quarter. Accordingly, at this time, no further officer bonuses are contemplated.Second, the Company used cash proceeds from the Nutmeg Subscription Agreement to pay certain current and past due accounts payable and accrued liabilities amounting to $262,947. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company's year to date operations.

      g. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current quarter, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

      h. The Company completed a three month U.S. Department of Defense contract in the second quarter and collected $150,000 for said contract. Management of the Company is optimistic that the success of this contract will lead to follow on contracts with the government, although no such contracts have yet been awarded. However, management is actively negotiating three such proposals in the Defense Industry arena.

      i. Management does not currently project expending significant levels of cash to acquire equipment to support revenue growth during the next four fiscal quarters. Equipment necessary for the Company's contracts principally relates to computer equipment, which is projected to be sufficient for the foreseeable future. However, the nature of contracts awarded in the future, if any, may result in additional modifications and expenditures at the request of customers.

      j. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses are principally related to employment and facility costs.

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

LIQUIDITY

December 31, 2004 compared to March 31, 2004

The Company has working capital of $627,238 as of December 31, 2004 compared to $235,384 as of March 31, 2004. Working capital is net of $206,302 of deferred revenue which will not require cash to liquidate. Net cash and working capital of $1,271,469 was generated from financing activities during the nine months ended December 31, 2004, consisting of proceeds from the Nutmeg Subscription Agreement, proceeds from the exercise of employee stock options and the sale of common stock to third parties. The working capital generated from these financing activities was diminished by ($1,242,595) and ($18,136) from operating and investing activities respectively. Operating activities during the nine months ended December 31, 2004 reflected significant continuing operating losses. In addition, cash proceeds from the financing activities were used to reduce accounts payable and accrued liabilities by $262,947. Investing expenditures related solely to upgrades in the Company's computer network.

As more fully described in Note 4 to the Condensed Financial Statements, the Company has received a commitment from the Nutmeg Group for funding of a final Traunch of $750,000, less applicable expenses (expenses were 15% of total proceeds on the first two traunches), upon the effectiveness of the Registration Statement filed on July 23, 2004. There can be no assurances that the Registration Statement will be declared effective by the Securities and Exchange Commission. There are no other funding commitments as of this date.

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

During the quarterly period ended December 31, 2004, there have been no changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in Adzone's internal controls.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

ADZONE is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

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

      (b)   Reports on Form 8-K:

            ADZONE filed the following one current report on Form 8-K during the quarter ended December 31, 2004:

            Form 8-K filed on October 13, 2004 to report that ADZONE's Board of Directors approved the its first dividend to shareholders of record as of next Wednesday, October 20, 2004 which was validated by its recently awarded contract directly from the federal government, and its multi-year commercial division contract which ADZONE previously entered into valued at $2.5 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADZONE RESEARCH, INC.

/s/ Charles Cardona  Chief Executive Officer,                  February 14, 2005
-------------------  Principal Accounting Officer and Director
Charles Cardona

ADZONE RESEARCH, INC.
EXHIBIT INDEX

Exhibit
-------

3.1         Certificate of Incorporation **

3.2         By-Laws **

10.1        Consulting Agreement dated as of October 26, 2001 with Theresa A.
            Kober ***

10.2 Consulting Agreement dated as of November 2, 2001 with Blanchfield, King, Kober & Company, P.C. +

10.3        Consulting Agreement with Thomas F. Gavin

10.4 Consulting Agreement dated as of February 5, 2002 with International Standard Consulting Corporation +++

10.5        Employment Agreement dated as of February 5, 2004 with Charles
            Cardona

10.6        Employment Agreement dated as of February 5, 2004 with John Cardona

10.7 Systems Integration Agreement dated as of September 21, 2002 with Raytheon Company

10.8 A-K Consulting agreements with Kyle Kennedy dated as of August 19, 2002 - May 22, 2003

10.9        Stipulation of Settlement with Sheldon Katz dated as of September
            2002

10.10 Multimedia Web Site design contract with Jason Genet dated as of October 16, 2002

10.11 Investment Banking Agreement with Spartan Securities dated as of November 27, 2002

10.12       Agreement to borrow shares for stock loans dated as of March 7, 2003

10.13       Joint Marketing agreement with Sarnoff Corp. dated as of March 3,
            2003

10.14       Warrant agreement with Tom Gavin dated as of March 12, 2003

10.15       Agreement with Boeing Autometric Division dated as of April 2003.

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