Form 10QSB/A
period 2003-06-30
ADZONE RESEARCH INC
filed 2005-07-13
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

(Mark one)

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 11, 2003: 61,996,128

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                EXPLANATORY NOTE

This Amendment on Form 10-QSB/A (Amendment No. 1) amends and restates in its entirety the following items of the Quarterly Report on Form 10-QSB/A for the quarterly period ended June 30, 2003 of Adzone Research, Inc. as initially filed with the Securities and Exchange Commission (the "SEC") on August 13, 2003 (the "original 2003 10-QSB"):

Part I CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

This Amendment is being filed to reflect the restatement of the Company's results for the three month periods ended June 30, 2003 and 2002, as discussed in Note B to the Company's condensed financial statements filed herewith. By way of background, the Company has had discussions with the accounting staff (the "Staff") of the SEC with respect to, among other matters, (1) the valuation of equity securities issued to employees and non-employees and (2) the accounting and reporting for preferred stock that had also included the issuance of warrants and beneficial conversion features. After the Company's discussions with the Staff, and after the Company consulted with its independent registered public accounting firm, the Company determined the need to restate its annual and quarterly financial statements for fiscal 2004, and its first two quarterly financial statements for fiscal 2005. The effects of the restatement, in management's view, rises to the level of a material weakness in internal control, which is further discussed in Item 3, as amended.

This Amendment speaks as of the end of the Company's fiscal quarter ended June 30, 2003 as required by Form 10-QSB or as of the date of the filing of the original 2003 10-QSB. Except for the restatement of certain historical financial information as described above, it does not update any of the statements contained in the original 2003 10-QSB. This Amendment contains forward-looking statements that were made at the time the original 2003 10-QSB was filed on August 13, 2003. It must be considered in light of any subsequent statements, including forward looking statements, in any reports made by the Company subsequent to the filing of the original 2003 10-QSB, including statements made in filings on Form 8-K.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

                Form 10-QSB/A for the Quarter ended June 30, 2003
                                (Amendment No. 1)

                                Table of Contents

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

   Item 1  Financial Statements                                              4

   Item 2  Management's Discussion and Analysis or Plan of Operation        26

   Item 3  Controls and Procedures                                          29

PART II - OTHER INFORMATION

   Item 1  Legal Proceedings                                                31

   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds      31

   Item 3  Defaults Upon Senior Securities                                  31

   Item 4  Submission of Matters to a Vote of Security Holders              31

   Item 5  Other Information                                                31

   Item 6  Exhibits and Reports on Form 8-K                                 31

SIGNATURES                                                                  32

ITEM 1 - FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                    June 30, 2003     March 31, 2003
                                                      -----------      -----------
                                                       (Unaudited)
                                                       (Restated)      (Restated)
CURRENT ASSETS
   Cash on hand and in bank                           $    50,516      $     8,084
   Accounts receivable - trade                             39,125               --
   Prepaid expenses and other                              27,500           35,375
                                                      -----------      -----------
     TOTAL CURRENT ASSETS                                 117,141           43,459
                                                      -----------      -----------
NET PROPERTY AND EQUIPMENT                                 10,329           11,605
OTHER ASSETS                                                  390              390
                                                      -----------      -----------
TOTAL ASSETS                                          $   127,860      $    55,454
                                                      ===========      ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
   Notes payable                                      $   206,175      $    65,958
   Accounts payable - trade                               106,492          167,629
   Accrued officer compensation                           569,034          570,360
                                                      -----------      -----------
TOTAL LIABILITIES                                         881,701          803,947
                                                      -----------      -----------
COMMITMENTS AND CONTINGENCIES (Note M)                         --               --

SHAREHOLDERS' DEFICIT
   Common stock - $0.001 par value
     100,000,000 shares authorized
     53,203,462 and 29,880,129 shares
     issued and outstanding, respectively                  53,203           50,096
   Additional paid-in capital                           2,612,073        2,477,735
   Deficit accumulated during the development stage    (3,385,062)      (3,261,524)
   Other shareholders' deficit                            (34,055)         (14,800)
                                                      -----------      -----------
TOTAL SHAREHOLDERS' DEFICIT                              (753,841)        (748,493)
                                                      -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $   127,860      $    55,454
                                                      ===========      ===========

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  Three months ended June 30, 2003 and 2002 and
     Period from February 28, 2000 (date of inception) through June 30, 2003

                                                                Period from
                                                              February 28, 2000
                             Three months      Three months  (date of inception)
                                 ended           ended             through
                             June 30, 2003   June 30, 2002      June 30, 2003
                              ------------    ------------      ------------
                               (Restated)                         (Restated)

REVENUES                      $     39,125    $         --      $    123,131
                              ------------    ------------      ------------

OPERATING EXPENSES
Production costs                    40,728           9,844           315,514
Consulting and professional             --              --           183,252
Salaries and wages                  59,646          77,787         1,697,527
General and administrative          54,357          81,495         1,235,945
Depreciation                           544             654            12,508
                              ------------    ------------      ------------
Total operating expenses           155,275         169,780         3,444,746
                              ------------    ------------      ------------
LOSS FROM OPERATIONS              (116,150)       (169,780)       (3,321,615)

OTHER INCOME (EXPENSE)              (7,388)         (2,195)          (63,446)
                              ------------    ------------      ------------
NET LOSS (restated)           $   (123,538)   $   (171,975)     $ (3,385,061)
                              ============    ============      ============

Net loss per share
   - basic and diluted        $      (0.00)   $      (0.01)     $      (0.12)
                              ============    ============      ============
Weighted-average shares -
 basic and diluted              50,541,329      24,479,563        29,173,414
                              ============    ============      ============

                             See accompanying notes

                              ADZONE RESEARCH, INC.
                          (a development stage company)
        UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                        Three months ended June 30, 2003
                                   (RESTATED)

                                        Common Stock          Paid-in
                                   Shares        Amount        Capital      Deficit
                                 -----------   -----------   -----------   -----------
Balances at March 31, 2003        50,096,462   $    50,096   $ 2,477,735   $(3,261,524)
Sales of common stock for cash       655,000           655        37,445            --
Exercise of stock options            925,000           925        55,075            --
Stock based compensation           1,527,000         1,527        39,318            --
Purchase of Treasury Stock                --            --            --            --
Net loss (restated)                       --            --            --      (123,538)
                                 -----------   -----------   -----------   -----------
Balances at June 30, 2003         53,203,462   $    53,203   $ 2,609,573   $(3,385,062)
                                 ===========   ===========   ===========   ===========

                                                                Stock
                                                             Subscription
                                                              Receivable     Total
                                                             -----------   ----------
Balances at March 31, 2003                                   $   (14,800)  $ (748,493)
Sales of common stock for cash                                        --       38,100
Exercise of stock options                                        (15,750)      40,250
Stock based compensation                                              --       40,845
Purchase of Treasury Stock                                        (1,005)      (1,005)
Net loss (restated)                                                   --     (123,538)
                                                             -----------   ----------
Balances at June 30, 2003                                    $   (31,555)  $ (753,841)
                                                             ===========   ==========

                             See accompanying notes

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  Three months ended June 30, 2003 and 2002 and
     Period from February 28, 2000 (date of inception) through June 30, 2003

                                                                                    Period from
                                                                                  February 28, 2000
                                                     Three months   Three months (date of inception)
                                                        ended            ended        through
                                                     June 30, 2003  June 30, 2002  June 30, 2003
                                                      -----------    -----------    -----------
                                                       (Restated)                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                             $  (123,538)   $  (171,975)   $(3,385,061)
  Adjustments to reconcile net loss to
   net cash from operating activities
     Depreciation and amortization                          1,276          4,196         54,557
     Loss on disposition of equipment                          --             --         15,816
     Stock compensation:
       Salaries, wages and bonuses                          8,000         44,375        288,888
       Non employee issuances                              62,845             --        676,289
       Directors fees                                          --             --          8,300
       Lawsuit settlement                                      --             --         20,000
     Changes in assets and liabilities:
       Accounts receivable - trade                        (39,125)            --        (39,125)
       Prepaid expense and other                            7,875             --          3,750
       Deposits and other assets                               --             --           (390)
       Accounts payable                                   (61,137)        52,068        106,639
       Accrued compensation                                (1,326)        77,787        569,034
       Accrued interest payable                                --            320             --
                                                      -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                    (145,130)         6,771     (1,681,303)
                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchases of property and equipment                            --           (500)       (86,601)
Proceeds from equipment                                        --             --          5,900
                                                      -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                          --           (500)       (80,701)
                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash activity on officer advances                          --         (3,374)            --
Principal received from notes payable                     140,217             --        227,775
Sale of common stock                                       48,350             --      1,610,750
Cash paid for costs and expenses
   related to raising capital                                  --             --        (25,000)
Cash paid to acquire treasury stock                        (1,005)            --         (1,005)
                                                      -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 187,562         (3,374)     1,812,520
                                                      -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                                42,432          2,897         50,516
Cash at beginning of period                                 8,084             --             --
                                                      -----------    -----------    -----------
CASH AT END OF PERIOD                                 $    50,516    $     2,897    $    50,516
                                                      ===========    ===========    ===========

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  Three months ended June 30, 2003 and 2002 and
     Period from February 28, 2000 (date of inception) through June 30, 2003
                                   (CONTINUED)

                                                                             Period from
                                                                           February 28, 2000
                                            Three months   Three months   (date of inception)
                                               ended            ended           through
                                           June 30, 2003    June 30, 2002    June 30, 2003
                                           --------------   --------------   --------------
                                            (Restated)                         (Restated)
SUPPLEMENTAL DISCLOSURE OF
 INTEREST AND INCOME TAXES PAID
  Interest paid for the period             $        2,233   $           --   $        4,760
                                           ==============   ==============   ==============
  Income taxes paid for the period         $           --   $           --   $           --
                                           ==============   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
  Common stock issued for interest         $           --   $           --   $       31,250
                                           ==============   ==============   ==============
  Common stock issued in
   repayment of short-term debt            $           --   $           --   $       21,600
                                           ==============   ==============   ==============

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

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

NOTE B - RESTATEMENTS

During the fiscal year ended March 31, 2004, the Company estimated the fair market value of equity securities issued to employees and non-employees, using a discount to trading market values of the Company's common stock. The Company has reevaluated the use of such discounts and determined that the trading market value of the Company's common stock on the date of award was the more appropriate value of the securities. Additionally, certain common stock options and warrants were not recognized in the financial statements. Compensation costs associated with these issuances have now been adjusted. In addition, this adjustment, as reflected in the tables below, reflects the allocation of certain stock-based compensation awards to the quarters in which the award occurred. All stock based compensation awards since the beginning of the fiscal year ended March 31, 2005 have been recorded based upon the trading market price of the Company's common stock, which practice became the Company's policy effective with the first fiscal quarter of the current fiscal year.

During fiscal year ended March 31, 2004, the Company sold Preferred Stock, with Warrants to acquire the Company's common stock, in two separate offerings. The adjustment in the tables below reflects the effect on loss applicable to common shareholders and loss per common share of the allocation of proceeds from these unit offerings to (i) the warrants and (ii) beneficial conversion features underlying the convertible preferred stock. As a result of this allocation, the discount to the carrying value of the preferred stock has been accreted through charges to retained earnings over a period of 180 days following the offer, which was the first contractual date that the preferred shareholders were entitled to convert the preferred stock into common stock.

During fiscal year ended March 31, 2004, the Company granted stock options to employees in association with compensation expense and also granted stock options and warrants to non-employees in association with consulting and legal expense. The expense associated with the granting of the options and warrants was not properly accounted for at the issuance date. The adjustments are reflected in the tables below.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE B - RESTATEMENTS (CONTINUED)

The aforementioned adjustments did not affect any major classification of asset or liability. Rather, the adjustments only affect the components of shareholders' equity. As a result, the balance sheet effects of these adjustments have been omitted.

The Company is currently in the process of responding to questions posed by the Staff of the Securities and Exchange Commission regarding, among other matters, the subject adjustments. The Company intends to resolve all remaining questions of the Staff and file necessary amendments as soon as practicable.

The effects of the above adjustments on the Company's quarterly filings during the year ended March 31, 2004, are as follows, for each quarterly period:

                                                    Quarterly Period Ended
                                    --------------------------------------------------------

                                      June 30,     September 30,  December 31,    March 31,
                                       2003           2003           2003           2004
                                    -----------    -----------    -----------    -----------
Net loss, as reported               $   (77,042)   $  (362,579)   $  (240,080)   $(1,055,404)
Adjustment to increase the value
of stock-based compensation to
market values on dates issued or
granted and to recognize stock
options and warrants issued
                                        (46,495)    (1,245,670)       216,013       (440,564)
                                    -----------    -----------    -----------    -----------

Net loss, as restated               $  (123,537)   $(1,608,249)   $ ( 24,067)    $(1,495,968)
                                    ===========    ===========    ===========    ===========

Loss applicable to common shares,
   as reported                      $   (77,042)   $  (362,579)   $  (240,080)   $(1,055,404)
Adjustment to increase the value
of stock-based compensation to
market values on dates issued or
granted and to recognize stock
options and warrants issued             (46,495)    (1,245,670)       216,013       (440,564)
Preferred stock dividends and
   accretions                                --        (95,412)      (248,927)      (272,481)
                                    -----------    -----------    -----------    -----------
Loss applicable to common shares,
   as restated                      $  (123,537)   $(1,703,661)   $  (272,994)   $(1,768,449)
                                    ===========    ===========    ===========    ===========

Loss per common share,
   as reported                      $      (0.0)   $     (0.01)   $     (0.00)   $     (0.02)
                                    ===========    ===========    ===========    ===========
Loss per common share,
   as restated                      $      (0.0)   $     (0.03)   $     (0.00)   $     (0.03)
                                    ===========    ===========    ===========    ===========

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                  June 30, 2003   March 31, 2003  Estimated life
                                  -------------   -------------  --------------
    Computer equipment               $ 50,856       $ 50,856        3 years
    Office furniture and other
     equipment                         10,004         10,004        7 years
                                     --------       --------
                                       60,860         60,860
    Less accumulated depreciation     (50,531)       (49,255)
                                     --------       --------

    Net property and equipment       $ 10,329       $ 11,605
                                     ========       ========

NOTE E - NOTES PAYABLE
                                                     June 30,          March 31,
                                                       2003              2003
                                                     --------          --------
Unsecured
$50,000   installment  note  payable  to  an
  individual. Interest imputed at 15.0% and
  paid  in  advance  with  the  issuance  of
  250,000 shares of restricted, unregistered
  common  stock  to the  lender. Payable in
  monthly  installments of $1,000 commencing
  September 1, 2001 and each successive month
  until paid in full. Scheduled payments are
  in default at March 31, 2002 and the entire
  amount is  classified  as  "current" in the
  accompanying financial statements.
                                                     $ 50,000         $ 50,000

Secured
$15,958  promissory  note  payable  to a  law
  firm.  Interest at 9.0%. Payable in full on
  June 30, 2001.  Scheduled  payments are in
  default at March 31, 2002 and the  entire
  amount is  classified  as  "current" in the
  accompanying financial statements.  Secured
  by 150,000  shares of common stock owned by
  the Company's Chief Operating Officer.               15,958           15,958

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE E - NOTES PAYABLE (CONTINUED)

                                                     June 30,          March 31,
                                                       2003              2003
                                                     --------          --------

Various  loan  agreements   aggregating   $140,217
payable to a non-financial  institution investment
corporation. Interest payable quarterly in arrears
at the Prime Rate (as  defined)  plus 1.0% plus an
origination  fee  equal  to 1.0%  of the  advanced
principal.  Principal payable in full in May 2006.
Collateralized  by shares of the Company's  common
stock  (aggregating  7,958,121  shares at June 30,
2003),   placed  in  escrow   with  the   lender's
brokerage  firm,  owned  by  the  Company's  Chief
Executive and Chief Operating officers.

                                                      140,217               --
                                                     --------          -------

                                                     $206,175          $65,958
                                                     ========          =======

NOTE F - ADVANCES FROM OFFICERS

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

NOTE G - OFFICER COMPENSATION

In August, 2001, the Company entered into an employment agreement with Mr. Charles Cardona (CCardona), which superseded a prior agreement, under which CCardona will serve as the Company's Chief Executive Officer through August 31, 2004. Under his agreement, CCardona was/is entitled to base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, CCardona may be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year. CCardona may also receive a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company reaches annual profitability. Under his employment agreement, CCardona will also receive 10% of sales revenues generated through his efforts. Additional bonuses are payable as

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE G - OFFICER COMPENSATION (CONTINUED)

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

In August 2001, the Company entered into an employment agreement with Mr. John Cardona (JCARDONA), which superseded a prior agreement, JCARDONA agreed to serve as the Company's President through August 31, 2004. Under his agreement, the Company agreed to pay JCARDONA base salary at the rate of $141,000 during the balance of the 2001 calendar year; $151,000 for the 2002 calendar year; $161,000 for the 2003 calendar year; and at the rate of $208,000 for the 2004 calendar year. In addition, the agreement provided that Mr.Cardona could be awarded, at the sole discretion of the Board of Directors of the Company, a bonus of $15,000 during each quarter of his employment and a bonus of $25,000 at the conclusion of the 2002 calendar year. JCARDONA was also entitled to a $100,000 cash bonus and 250,000 shares of common stock of the Company if the Company achieved annual profitability. Under his agreement, JCARDONA was also entitled to receive 10% of sales revenues generated through his efforts. Additional bonuses were payable as follows: (i) 0.5% of prior year's revenues; (ii) 3.5% of prior year's profits;
(iii) 3.75% of the first $3 million in growth in market capitalization during a previous year; and (iv) 1.75% of any growth in market capitalization over $3 million during a previous year.

JCARDONA was also granted an option to purchase 1,000,000 shares of the Company's common stock exercisable at $0.10 per share for 5 years after the date of grant. JCARDONA terminated his employment with the Company in June 2002 but has remained as a consultant to the Company.

In March 2003, the Company entered into an employment agreement with Daniel Wasserman to serve as its Executive Vice President and Managing Director of Global Defense Group for a 12-month period. Under his agreement, Mr. Wasserman received a salary of $175,000 per year, commencing upon closing of a paid sale or completed financing of $1,000,000 or more. Until such time, the Company shall pay Employee an interim salary beginning at $550 per week. The salary will increase by $1000 per month upon the first paid sale of $50,000 or more made by the employee. The salary will then increase by an additional $1500 per month upon each paid sale of $100,000 or more made by the employee. These increases will continue until the standard base salary of $175,000 per year is reached. This salary is independent of any commission, which may be earned and paid. Should the employee reach $1,200,000 in paid sales by the end of 2003, the employee will be entitled to full base salary of $175,000 for the entire year of 2003, any back portion of which is unpaid at that time will be paid to the employee within 30 days. This provision is in addition to any commission, which is due. Mr.Wasserman also received a contract signing bonus of 450,000 shares.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE G - OFFICER COMPENSATION (CONTINUED)

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
                                                                  --------
                                                                  $328,750
                                                                  ========

NOTE H - COMMON STOCK TRANSACTIONS

On August 10, 2001, the Company executed an Agreement and Plan of Share Exchange with AdZone Interactive, Inc. a privately-owned New York corporation) (AdZone) whereby the Company exchanged 18,000,022 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of AdZone and effected a merger of the two entities with the Company being the surviving legal entity. Concurrent with this transaction, the Company changed its corporate name to AdZone Research, Inc.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE H - COMMON STOCK TRANSACTIONS (CONTINUED)

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE H - COMMON STOCK TRANSACTIONS (CONTINUED)

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

NOTE I - STOCK OPTIONS

In August 2001, pursuant to an employment agreement which superceded an earlier agreement dated January 29, 2001, with Charles Cardona, the Company's Chief Executive Officer, the Company granted options to purchase up to 1,000,000 shares of common stock at a price of $0.10 per share. The options vested immediately upon execution of the employment agreement and expire in August 2006.

In August 2001, pursuant to an employment greement which superceded an earlier agreement dated February 9, 2001, with John Cardona, the Company's then President and Chief Operating, the Company granted options to purchase up to 1,000,000 shares of common stock at a price of $0.10 per share. The options vested immediately upon execution of the employment agreement and expire in August 2006.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE I - STOCK OPTIONS (CONTINUED)

                                                                Weighted average
                                                                price per share
                                                                ---------------
     Options outstanding at April 1, 2001        2,000,000          $0.10
       Issued                                           --
       Exercised                                        --
       Expired/Terminated                               --
                                               ------------

     Options outstanding at March 31, 2002       2,000,000          $0.10
       Issued                                   13,350,000           0.03
       Exercised                                (9,350,000)          0.01
       Expired/Terminated                       (2,000,000)          0.08
                                               ------------

     Options outstanding at March 31, 2003       4,000,000          $0.10
       Issued                                      925,000           0.04
       Exercised                                  (925,000)          0.04
       Expired/Terminated                       (2,000,000)         0.05
                                               ------------

     Options outstanding at June 30, 2003        2,000,000          $0.10
                                               ===========

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123). Accordingly, no compensation cost other than that required to be recognized by Accounting Principles Board Statement No. 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with SFAS 123, the Company's net loss and loss per share for the three months ended June 30, 2003 and 2002 and for the period from February 28, 2000 (date of inception) through June 30, 2003 would have increased to the pro forma amounts indicated below:

                                             June 30,     June 30,     Inception
                                               2003         2002         to-date
                                          ------------   -----------   ------------
       Net loss applicable to common
         stockholders, as reported        $   (123,538)   $ (171,975)   $(3,385,061)
                                          ============   ===========   ============
       Stock-based employee compensation
        included in net loss              $    ( 8,000)  $   (44,375)   $  (288,888)
                                          ============   ===========   ============
       Stock-based employee compensation
        using the fair value model        $    (60,853)  $   (52,375)   $  (393,126)
                                          ============   ===========   ============
       Pro forma net loss applicable to
         common stockholders              $   (176,391)  $  (179,975)  $ (3,489,299)
                                          ============   ===========   ============

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE I - STOCK OPTIONS (CONTINUED)

                                          June 30,     June 30,     Inception
                                            2003         2002         to-date
                                       ------------   -----------   ------------
    Loss per common share, as reported  $    (0.00)   $    (0.01)    $   (0.11)
                                       ============   ===========   ============
    Pro forma net loss per common share $    (0.00)   $    (0.01)    $   (0.12)
                                       ============   ===========   ============

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

NOTE J - STOCK WARRANTS

Pursuant to an agreement with Thomas Gavin (Gavin) to provide informational and educational news releases and distribute said releases to the news media, the Company issued 180,000 warrants to purchase an equivalent number of shares of the Company's common stock at a price of $0.25 per share and 400,000 warrants to purchase an equivalent number of shares of the Company's common stock at a price of $0.10 per share during the year ended March 31, 2003. The aggregate 580,000 warrants have an average exercise price of approximately $0.15 per share. Each warrant will be for a three year term from the date of issuance.

No warrants have been exercised during the period ended June 30, 2003 or subsequent thereto.

                                   Warrants        Warrants
                                  originally    outstanding at
                                    issued      June 30, 2003     Exercise price
                                    ------      -------------     --------------
     Gavin warrants                 180,000        180,000       $0.25 per share
     Gavin warrants                 400,000        400,000       $0.10 per share
     Underwriter's warrants       1,409,047      1,409,047       $0.07 - $0.20
                                  ---------      ---------

     Totals at June 30, 2003      1,989,047      1,989,047
                                  =========      =========

The number of Series A Warrants to be issued is calculated by dividing the purchase price of the A Unit ($10,000) by the average closing bid price of the

                              ADZONE RESEARCH, INC.
                          (a development stage company)
           NOTES TO UNAUDITED CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE J - STOCK WARRANTS (CONTINUED)

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE K - COMMITMENTS AND CONTINGENCIES

LITIGATION

AdZone Interactive, Inc. was a party to a lawsuit filed against it by R. C. Auletta and Co.,Inc. (Auletta)which was filed during 2001. Auletta was seeking fees in the amount of approximately $32,000 for services which were performed after the expiration of a contract for consulting services between AdZone Interactive, Inc. and Auletta. The Company is of the opinion that the lawsuit is without merit and has accrued an open unpaid balance due of approximately $600 as of the expiration date of the contract. A court date was held on October 6, 2002 and a settlement was reached, pending completion of all appropriate documentation. The Company has accrued, and charged to operations, all costs associated with this transaction during the year ended June 30, 2002. No further effect on the financial condition of the Company should occur on this matter.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE K - COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS

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

On August 13, 2002, the Company entered into an agreement with Thomas Gavin (Gavin)to provide informational and educational news releases and distribute said releases to the news media. Gavin is required to spend approximately 40 hours per month 1) developing news release concepts and a news release timeline;
2) drafting and editing news releases for Company review and approval; 3) issuing these news releases with a quality wire news service to ensure highest possible media distribution; 4) identifying major trade and general daily/weekly media to expand coverage; 5) reconnecting with reporters providing earlier coverage to update them and to begin the building of a major media outreach effort for the longer term; and 6) preparing a general snapshot report on the Company and it's operating history. As compensation, the Company issued Gavin 175,000 shares of the Company's common stock, as registered on Form S-8, as of August 1, 2002 and 70,000 shares of the Company's common stock, as registered on Form S-8, on the first day of each succeeding month. Additionally, the Company will issue Gavin 30,000 warrants per month to purchase an equivalent number of shares of the Company's common stock at an exercise price of $0.25 per share. Each warrant will be for a three year term from the date of issuance.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE K - COMMITMENTS AND CONTINGENCIES

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE K - COMMITMENTS AND CONTINGENCIES

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE K - COMMITMENTS AND CONTINGENCIES

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE K - COMMITMENTS AND CONTINGENCIES

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic hanges; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) GENERAL COMMENTS

AdZone Research,Inc.(Company) was incorporated on May 31,1994 under the laws of the State of Delaware as Executive Help Services, Inc. The Company was initially formed for the purpose of developing an internet web site that would offer professional space planning and design, pricing information and direct ordering of modular office furniture systems.

On August 10, 2001, the Company executed an Agreement and Plan of Share Exchange with AdZone Interactive, Inc. a privately-owned New York corporation)(AdZone) whereby the Company exchanged 18,000,022 shares of restricted, unregistered common stock for 100.0% of the issued and outstanding common stock of AdZone and effected a merger of the two entities with the Company being the surviving legal entity. Concurrent with this transaction, the Company changed its corporate name to AdZone Research, Inc.

AdZone Interactive, Inc.(AdZone) was initially incorporated as Web-AdNet.com. Inc. under the laws of the State of New York on February 28, 2000. The Company was formed to extract various data elements through the monitoring and review of internet websites developed and maintained by independent third parties worldwide. These extracted data elements are then used to provide various market research statistics and other focused information as guided by the Company's clientele.

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

The Company will principally need to rely on additional private placements of equity securities to provide sufficient working capital to maintain the integrity of the corporate entity.

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

The Company incurred operating expenses of $155,275 for the three months ended June 30, 2003 as compared to $169,780 for the same period of the prior fiscal year. Production costs include salaries and wages and certain overhead expenses. Salaries and wages included $8,000 of stock based compensation during June 30, 2003 compared to $44,375 during June 30, 2002. During the quarter ended June 30, 2003, the Company incurred non-cash consulting expenses of $62,845 related to business development. This amount was deferred into future periods. There was no such expense in the quarter ended June 30, 2002. Overall salaries and wages decreased to preserve cash reserves. General and administrative expenses were curtailed substantially during the current quarter to preserve cash.

For the three months ended June 30, 2003, the Company incurred a net loss of approximately $(124,000) as compared to a net loss of approximately $(171,975) for the three months ended June 30, 2002. Based on the weighted-average number of shares of common stock issued and outstanding at June 30, 2003 and 2002 the Company incurred a net loss per share of approximately $(0.00) and $(0.01), respectively.

The Company had approximately $50,000 in available cash at June 30, 2003 as compared to $8,000 at March 31, 2003 and approximately $2,900 at June 30, 2002. The Company attempts to maintain a cash balance sufficient to sustain corporate operations until such time as management can raise the funding necessary to advance its business plan.

Liquidity during the quarters ended June 30, 2003 and 2002 was provided principally through proceeds from notes payable and the unregistered sales of equity securities and the exercise of options granted under a plan registered on Form S-8 with the U. S. Securities and Exchange Commission.

Additional funding from either the sale of equity securities or advances from shareholders will be necessary to support future maintenance of the corporate entity and service future contracts which may be obtained by the Company.

The Company, due to it's lack of working capital, has no definitive capital Plan for future periods. However, the infusion of additional capital and/or increased immediate demands for the Company's services will certainly require additional investment in computer hardware to handle the processing load required by the Company's customers. The ultimate amount and timing of this potential investment is unknown at this time.

PLAN OF OPERATION

The Company's operations focus on mining of data and other information through the monitoring and review of internet websites developed and maintained by independent third parties worldwide. These extracted data elements are then used to provide various market research statistics and other focused information as guided by the Company's clientele. The Company has initially identified two key consumers of the Company's product: advertising research and Federal/State governments.

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

If such a restricted cash flow scenario were to continue, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

ITEM 3 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report ("the Evaluation Date"), our management, including our chief executive officer and chief financial officer, conducted an evaluation ("Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934. In the course of the Evaluation, we identified significant material weaknesses in our internal disclosure controls and procedures.

The Company has had discussions with the accounting staff (the "Staff") of the SEC with respect to (1) the valuation of equity securities issued to employees and non-employees and (2) the accounting and reporting for preferred stock that had also included the issuance of warrants and beneficial conversion features. After the Company's discussions with the Staff, and after the Company consulted with its independent registered public accounting firm, the Company determined the need to restate its annual and quarterly financial statements for fiscal 2004, and the first two quarterly financial statements for fiscal 2005.

Aidman, Piser & Company, P.A. advised AdZone that each of these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. Management has considered the effects of the financial statement restatements on its evaluation of disclosure controls and procedures and has concluded that weaknesses are present. Our chief executive officer and our chief financial officer concluded that as of the Evaluation Date our disclosure controls and procedures were not effective, and as of the date of the filing of this amended report, our chief executive officer and our chief financial officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

We are committed to improving our financial organization. However, the Company does not possess the financial resources to address other than the most rudimentary of accounting and reporting requirements, and therefore relies heavily on outside advisors. The Company's inability to independently prepare its financial reports to the standards of Generally Accepted Accounting
Principles and the Rules and Regulations of the Securities and Exchange Commission rise to the level of a material weakness in internal control.

Management of the Company intends to promptly remediate this deficiency by:

(i) acquiring the appropriate level of internal financial support

(ii) access current developments training programs for financial employees and

(iii) provide financial employees with adequate technical resources to research financial accounting and reporting requirements.

We currently believe we will need to take additional steps to remediate the above-referenced material weaknesses, and we will continue to evaluate the effectiveness of our design and operation of our disclosure controls and procedures on an ongoing basis, and will take further action as appropriate.

PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS

      AdZone  Interactive,  Inc. was a party to a lawsuit filed against it by R.
      C. Auletta and Co., Inc. (Auletta) which was filed during 2001. Auletta was seeking fees in the amount of approximately $32,000 for services which were performed after the expiration of a contract for consulting services between AdZone Interactive, Inc. and Auletta. The Company is of the opinion that the lawsuit is without merit and has accrued an open unpaid balance due of approximately $600 as of the expiration date of the contract. A court date was held on October 6, 2002 and a settlement was reached, pending completion of all appropriate documentation. The Company has accrued, and charged to operations, all costs associated with this transaction. No further effect on the financial condition of the Company should occur on this matter.

      Due to the Company's financial position, from time to time, the Company is party to either collection actions, litigation and/or judgments related to the non-payment of various operating expenses. Management is of the opinion that an appropriate provision for amounts due and other related expenses has been made in the accompanying financial statements.

      ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

      The securities described below represent securities sold by us during the three month period ended June 30, 2003, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Unless otherwise specified, the below offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No
      advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our business associates or executive officers and/or directors of our company, and transfer was restricted by us in accordance with the requirements of the Securities Act.

      We issued an aggregate of 1,030,000 shares of our common stock to four individuals for investment purposes.

      We issued an aggregate of 502,000 shares of our common stock to eight individuals as compensation for consulting services performed on our behalf.

      We issued an aggregate of 500,000 shares of our common stock to one of our employees as compensation for services performed on our behalf.

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

                                               ADZONE RESEARCH, INC.

Date: July 13, 2005                            /s/ Charles A. Cardona III
                                               ---------------------------------
                                               Charles A. Cardona III
                                               Chairman, Chief Executive Officer
                                               and Chief Financial Officer