Form 10QSB/A
period 2003-09-30
ADZONE RESEARCH INC
filed 2005-07-13
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

(Mark one)

|_| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 6, 2003: 67,772,795.

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

Item 3. Controls and Procedures

This Amendment is being filed to reflect the restatement of the Company's results for the three and six month periods ended September 30, 2003 and 2002, as discussed in Note B to the Company's condensed financial statements filed herewith. By way of background, the Company has had discussions with the accounting staff (the "Staff") of the SEC with respect to, among other matters,
(1) the valuation of equity securities issued to employees and non-employees and
(2) the accounting and reporting for preferred stock that had also included the issuance of warrants and beneficial conversion features. After the Company's discussions with the Staff, and after the Company consulted with its independent registered public accounting firm, the Company determined the need to restate its annual and quarterly financial statements for fiscal 2004, and its first two quarterly financial statements for fiscal 2005. The effects of the restatement, in management's view, rises to the level of a material weakness in internal control, which is further discussed in Item 3, as amended.

This Amendment speaks as of the end of the Company's fiscal quarter ended September 30, 2003 as required by Form 10-QSB or as of the date of the filing of the original 2003 10-QSB. Except for the restatement of certain historical financial information as described above, it does not update any of the statements contained in the original 2003 10-QSB. This Amendment contains forward-looking statements that were made at the time the original 2003 10-QSB was filed on August 13, 2003. It must be considered in light of any subsequent statements, including forward looking statements, in any reports made by the Company subsequent to the filing of the original 2003 10-QSB, including statements made in filings on Form 8-K.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

             Form 10-QSB/A for the Quarter ended September 30, 2003
                                (Amendment No. 1)

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1  Financial Statements                                               4

   Item 2  Management's Discussion and Analysis or Plan of Operation         32

   Item 3  Controls and Procedures                                           37

PART II - OTHER INFORMATION

   Item 1  Legal Proceedings                                                 39

   Item 2  Unregistered Sales of Equity Securities                           39

   Item 3  Defaults Upon Senior Securities                                   39

   Item 4  Submission of Matters to a Vote of Security Holders               39

   Item 5  Other Information                                                 40

   Item 6  Exhibits and Reports on Form 8-K                                  40

SIGNATURES                                                                   41

ITEM 1 - FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                  September 30, 2003   March 31, 2003
                                                      -----------       -----------
                                                      (Unaudited)       (Restated)
                                                      (Restated)
CURRENT ASSETS
   Cash on hand and in bank                           $   119,252       $     8,084
   Accounts receivable - trade                             24,969                --
   Prepaid expenses and other                              17,625            35,375
                                                      -----------       -----------
     TOTAL CURRENT ASSETS                                 161,846            43,459
                                                      -----------       -----------
NET PROPERTY AND EQUIPMENT                                  9,052            11,605
OTHER ASSETS                                               79,455               390
                                                      -----------       -----------
TOTAL ASSETS                                          $   250,353       $    55,454
                                                      ===========       ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
   Notes payable                                      $   206,175       $    65,958
   Accounts payable - trade                               218,943           167,629
   Accrued officer compensation                           250,257           570,360
                                                      -----------       -----------

TOTAL LIABILITIES                                         675,375           803,947
                                                      -----------       -----------
COMMITMENTS AND CONTINGENCIES (Note M)                         --                --

SHAREHOLDERS' DEFICIT
   Preferred stock                                        142,720                --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     67,772,795 and 50,096,462 shares
     issued and outstanding, respectively                  67,772            50,096
   Additional paid-in capital                           4,485,973         2,477,735
   Deficit accumulated during the development stage    (5,088,722)       (3,261,524)
   Other shareholders' deficit                            (32,765)          (14,800)
                                                      -----------       -----------
TOTAL SHAREHOLDERS' DEFICIT                              (425,022)         (748,493)
                                                      -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $   250,353       $    55,454
                                                      ===========       ===========

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                    Six and Three months ended September 30,
                 2003 and 2002 and Period from February 28, 2000
                 (date of inception) through September 30, 2003

                                                                                                                  Period from
                                                                                                                February 28, 2000
                                                 Six months       Six months     Three months   Three months  (date of inception)
                                                    ended            ended           ended           ended          through
                                                 September 30,   September 30,   September 30,   September 30,    September 30,
                                                    2003             2002            2003            2002             2003
                                                 ------------    ------------    ------------    ------------     ------------
                                                  (Restated)      (Restated)      (Restated)       (Restated)      (Restated)
REVENUES                                         $     64,094    $         --    $     24,969    $         --     $    148,100
                                                 ------------    ------------    ------------    ------------     ------------
OPERATING EXPENSES
Production costs                                       60,486          34,050          19,758          24,206          335,272
Consulting and professional                           161,551              --         161,551              --          344,803
Salaries and wages                                  1,363,224         148,991       1,303,578          78,796        3,001,105
General and administrative                            197,262         245,164         142,905         156,077        1,378,850
Depreciation                                            1,088           1,309             544             655           13,052
                                                 ------------    ------------    ------------    ------------     ------------
Total operating expenses                            1,783,611         429,514       1,628,336         259,734        5,073,082
                                                 ------------    ------------    ------------    ------------     ------------
LOSS FROM OPERATIONS                               (1,719,517)       (429,514)     (1,603,367)       (259,734)      (4,924,982)

OTHER INCOME (EXPENSE)                                (12,269)         (5,719)         (4,881)         (3,524)         (68,327)
                                                 ------------    ------------    ------------    ------------     ------------

NET LOSS                                         $ (1,731,786)   $   (435,233)   $ (1,608,248)   $   (263,258)    $ (4,993,309)
                                                 ============    ============    ============    ============     ============

RECONCILIATION OF NET LOSS TO LOSS APPLICABLE
TO COMMON SHAREHOLDERS:

NET LOSS                                         $ (1,731,786)   $   (435,233)   $ (1,608,248)   $   (263,258)    $ (4,993,309)
Preferred stock:
   Accretions                                         (91,192)             --         (91,192)             --          (91,192)
   Dividends paid                                      (4,220)             --          (4,220)             --           (4,220)
                                                 ------------    ------------    ------------    ------------     ------------
LOSS APPLICABLE TO COMMON
   SHAREHOLDERS                                  $ (1,827,198)   $   (435,233)   $ (1,703,660)   $   (263,258)    $ (5,088,721)
                                                 ============    ============    ============    ============     ============

Loss per common share--
Basic and diluted                                $      (0.03)   $      (0.01)   $      (0.03)   $      (0.01)    $      (0.16)
                                                 ============    ============    ============    ============     ============

Weighted average shares--
Basic and diluted                                  53,473,954      30,363,929      61,782,346      32,820,139       31,446,158
                                                 ============    ============    ============    ============     ============

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
        UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       Six months ended September 30, 2003
                                   (RESTATED)

                                         Common Stock         Paid-in
                                   Shares        Amount        Capital       Deficit
                                 -----------   -----------   -----------   -----------
Balances at March 31, 2003        50,096,462   $    50,096   $ 2,477,735   $(3,261,524)
Sales of common stock                694,333           694        39,906            --
Exercise of stock options            925,000           925        55,075            --
Sales of preferred stock (1)              --            --       296,972            --
Stock based compensation          15,807,000        15,807     1,596,535            --
Director fees                        250,000           250        19,750            --
Preferred stock dividends                 --            --            --        (4,220)
Accretion of preferred stock              --            --            --       (91,192)
Sale of treasury stock                    --            --            --            --
Net loss (restated)                       --            --            --    (1,731,786)
                                 -----------   -----------   -----------   -----------
Balances at September 30, 2003    67,772,795   $    67,772   $ 4,485,973   $(5,088,722)
                                 ===========   ===========   ===========   ===========

                                  Treasury                                     Stock
                                    Stock          Preferred Stock          Subscription
                                   At cost        Shares         Amount      Receivable       Total
                                 -----------    -----------   -----------   -----------    -----------
Balances at March 31, 2003                --             --            --   $   (14,800)   $  (748,493)
Sales of common stock                     --             --            --            --         40,600
Exercise of stock options                 --             --            --       (15,750)        40,250
Sales of preferred stock (1)              --             35   $    51,528            --        348,500
Stock based compensation                  --             --            --            --      1,612,342
Director fees                             --             --            --            --         20,000
Preferred stock dividends                 --             --            --            --         (4,220)
Accretion of preferred stock              --             --        91,192            --             --
Sale of treasury stock                (2,215)            --            --            --         (2,215)
Net loss (restated)                       --             --            --            --     (1,731,786)
                                 -----------    -----------   -----------   -----------    -----------
Balances at September 30, 2003   $    (2,215)            35   $   142,720   $   (30,550)   $  (425,022)
                                 ===========    ===========   ===========   ===========    ===========

(1) Series A Unit Offering proceeds were allocated $51,528 to Series A Preferred Stock, $147,884 to warrants and $149,088 to a beneficial conversion feature embedded in the Series A Preferred Stock. Proceeds of $269,661 is net of $78,839 in offering costs.

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                       Six months ended September 30, 2003
                and 2002 and Period from February 28, 2000 (date
                    of inception) through September 30, 2003

                                                                   Six months     Six months     Inception
                                                                     ended           ended         through
                                                                  September 30,  September 30,  September 30,
                                                                      2003           2002           2003
                                                                   -----------    -----------    -----------
                                                                    (Restated)                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                          $(1,731,786)   $  (435,233)   $(4,993,309)
  Adjustments to reconcile net loss to
   net cash provided by operating activities
    Depreciation and amortization                                        2,553          8,393         55,833
    Loss on disposition of equipment                                        --             --         15,816
    Stock compensation:
      Salaries, wages and bonuses                                    1,319,700        180,173      1,600,588
      Professional services                                            424,731             --      1,038,174
      Directors fees                                                        --             --          8,300
      Lawsuit settlement                                                    --             --         20,000
    Changes in assets and liabilities:
      Accounts receivable - trade                                      (24,969)         1,801        (24,969)
      Prepaid expenses and other                                        17,750             --         13,625
      Deposits and other assets                                        (79,065)            --        (79,455)
      Accounts payable                                                  51,314         43,775        212,240
      Accrued officers compensation                                   (320,103)       117,108        250,257
      Accrued interest payable                                              --            320             --
                                                                   -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                 (339,875)       (83,663)    (1,882,900)
                                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                       --             --        (85,385)
  Cash received on disposition of equipment                                 --                         5,900
                                                                   -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                       --             --        (79,485)
                                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Preferred Stock                                              348,500             --        348,500
  Principal received from notes payable                                140,217             --        233,411
  Sale of common stock                                                  47,600         97,893      1,610,000
  Net cash activity on officer advances                                     --        (11,970)            --
  Cash paid for costs and expenses
   related to raising capital                                          (78,839)            --       (103,839)
  Preferred stock dividends paid                                        (4,220)            --         (4,220)
  Cash paid to acquire treasury stock                                   (2,215)            --         (2,215)
                                                                   -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              451,043         85,923      2,081,637
                                                                   -----------    -----------    -----------
INCREASE (DECREASE) IN CASH                                            111,168          2,260        119,252
Cash at beginning of period                                              8,084             --             --
                                                                   -----------    -----------    -----------
CASH AT END OF PERIOD                                              $   119,252    $     2,260    $   119,252
                                                                   ===========    ===========    ===========

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                       Six months ended September 30, 2003
                and 2002 and Period from February 28, 2000 (date
                    of inception) through September 30, 2003

                                         Six months     Six months     Inception
                                           ended          ended         through
                                        September 30,  September 30,  September 30,
                                            2003           2002           2003
                                        ------------   ------------   ------------
                                          (Restated)                   (Restated)
SUPPLEMENTAL DISCLOSURE OF
INTEREST AND INCOME TAXES PAID
  Interest paid for the period          $      2,239   $      1,649   $      4,766
                                        ============   ============   ============
  Income taxes paid for the period      $         --   $         --   $         --
                                        ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Common stock issued for interest      $         --   $         --   $     31,250
                                        ============   ============   ============
  Common stock issued in repayment of
   short-term debt                      $         --   $         --   $     21,600
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

The effects of the above adjustments on the Company's quarterly filings during the year ended March 31, 2004, are as follows, for each quarterly period:

                                                     Quarterly Period Ended
                                    --------------------------------------------------------
                                      June 30,    September 30,    December 31,    March 31,
                                        2003           2003           2003           2004
                                    -----------    -----------    -----------    -----------
Net loss, as reported               $   (77,042)   $  (362,579)   $  (240,080)   $(1,055,404)
Adjustment to increase the value
of stock-based compensation to
market values on dates issued or
granted and to recognize stock
options and warrants issued             (46,495)    (1,245,670)       216,013       (440,564)
                                    -----------    -----------    -----------    -----------
Net loss, as restated               $  (123,537)   $(1,608,249)   $   (24,067)   $(1,495,968)
                                    ===========    ===========    ===========    ===========

Loss applicable to common shares,
  as reported                       $   (77,042)   $  (362,579)   $  (240,080)   $(1,055,404)
Adjustment to increase the value
of stock-based compensation to
market values on dates issued or
granted and to recognize stock
options and warrants issued             (46,495)    (1,245,670)       216,013       (440,564)
Preferred stock dividends and
   accretions                                --        (95,412)      (248,297)      (272,481)
                                    -----------    -----------    -----------    -----------
Loss applicable to common shares,
   as restated                      $  (123,537)   $(1,703,661)   $  (272,364)   $(1,768,449)
                                    ===========    ===========    ===========    ===========

Loss per common share,
   as reported                      $     (0.00)   $     (0.01)   $     (0.00)   $     (0.02)
                                    ===========    ===========    ===========    ===========
Loss per common share,
   as restated                      $     (0.00)   $     (0.03)   $     (0.00)   $     (0.03)
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

On May 27, 2003, the Company received an initial $50,000 contract from a major United States defense contractor to provide support services related to that entity's provision of services for Homeland Security issues. Subsequent thereto, the Company has received additional supplemental increases to this contract; however, as of September 30,2003, the Company has only one source of revenue.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                              September 30, 2003  March 31, 2003  Estimated life
                                 --------------  --------------  --------------
    Computer equipment              $ 50,856        $ 50,856        3 years
    Office furniture and other
     equipment                        10,004          10,004        7 years
                                    --------        --------
                                      60,860          60,860
    Less accumulated depreciation    (51,808)        (49,255)
                                    --------        --------

    Net property and equipment      $  9,052        $ 11,605
                                    ========        ========

NOTE E - NOTES PAYABLE

Notes payable consisted of the following:

                                                    September 30,      March 31,
                                                        2003             2003
                                                     ---------         ---------

$50,000 installment note payable to an individual.
 Interest  imputed  at 15.0%  and paid in  advance
 with  the   issuance   of   250,000   shares   of
 restricted,  unregistered  common  stock  to  the
 lender. Payable in monthly installments of $1,000
 commencing  September , 2001 and each  successive
 month until paid in full.  Scheduled payments are
 in  default  at March  31,  2002  and the  entire
 amount  is   classified   as   "current"  in  the
 accompanying financial statements. Unsecured.          $ 50,000         $50,000

$15,958  promissory  note  payable  to a law firm.
 Interest  at  9.0%.  Payable  in full on June 30,
 2001.  Scheduled payments are in default at March
 31, 2002 and the entire  amount is  classified as
 "current"   in   the    accompanying    financial
 statements.  Secured by 150,000  shares of common
 stock  owned  by the  Company's  Chief  Operating
 Officer.                                                 15,958          15,958

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE E - NOTES PAYABLE (CONTINUED)

Various  loan  agreements   aggregating   $140,217
payable to a non-financial institution investment corporation. Interest payable quarterly in arrears at the Prime Rate (as defined) plus 1.0% plus an origination fee equal to 1.0% of the advanced principal. Principal payable in full in May 2006.
Collateralized by shares of the Company's common stock (aggregating 7,958,121 shares at September
30, 2003), placed in escrow with the lender's brokerage firm, owned by the Company's Chief
Executive and Chief Operating officers.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE G - OFFICER COMPENSATION (CONTINUED)

In March 2003, the Company entered into an employment agreement with Daniel Wasserman to serve as its Executive Vice President and Managing Director of Global Defense Group for a 12-month period. Under his agreement, Mr. Wasserman received a salary of $175,000 per year, commencing upon closing of a paid sale or completed financing of $1,000,000 or more. Until such time, the Company shall pay Employee an interim salary beginning at $550 per week. The salary will increase by $1000 per month upon the first paid sale of $50,000 or more made by the employee. The salary will then increase by an additional $1500 per month upon each paid sale of $100,000 or more made by the employee. These increases will continue until the standard base salary of $175,000 per year is reached. This salary is independent of any commission, which may be earned and paid. Should the employee reach $1,200,000 in paid sales by the end of 2003, the employee will be entitled to full base salary of $175,000 for the entire year of 2003, any back portion of which is unpaid at that time will be paid to the employee within 30 days. This provision is in addition to any commission, which is due. Mr. Wasserman also received a contract igning bonus of 450,000 shares. The Company shall pay the employee a bonus of 100,000 shares upon the contracting of a sale of $1,000,000 or more. The employee shall be entitled to 4 weeks paid vacation, plus 10 holiday days off per year. Unused vacation will be paid at the end of the year. Medical benefits will be paid by the Company once the board begins coverage for the employee. The Company shall pay the employee a cash bonus of $175,000 should sales exceed $3,000,000 for the calendar year of 2003. This bonus shall be paid proportionally as sales revenues are received. The employee shall receive 1.5 % of the first $1,000,000 of contract value as paid on each contract brought in by employee. The employee shall receive 2.5% of contract values above $1,000,000 as paid on each contract brought in by employee. Additional compensation for consulting contracts brought in will be negotiated on a case by case basis. This commission shall be payable when funds are received by the Company and shall be paid to the employee regardless of the salary status. There shall be an additional sales commission bonus of 1% on any $ 500,000 plus sale closed prior to July 4, 2003. Should a multi year contract be closed, this bonus shall apply to first year value only. This commission bonus shall be paid as the money is received by AdZone.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE H - COMMON STOCK TRANSACTIONS (CONTINUED)

                                            Total
                                         ---------
Balances at March 31, 2001              23,346,022
  Cash                                     744,442
  Conversion of short-term loans           360,000
  Consulting and Legal services            706,666
  Lawsuit settlement                       500,000
  Legal services                           170,000
  Operating expenses                       405,000
  Personnel compensation                   250,000
                                       -----------
Balances at March 31, 2002              26,482,130
  Cash                                   2,413,334
  Consulting and Legal services         15,240,998
  Directors fees                           160,000
  Operating expenses                        10,000
  Personnel compensation                 5,790,000
  Reclassifications per Rule 144(k)             --
                                       -----------
Balances at March 31, 2003              50,096,462
  Cash                                   1,030,000
  Consulting and Legal services          1,577,000
  Personnel compensation                   500,000
                                       -----------

Balances at June 30, 2003               53,203,462
  Cash                                      39,333
  Consulting and Legal services          1,065,000
  Personnel compensation                13,465,000
                                       -----------
Balances at September 30, 2003          67,772,795
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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE I - STOCK OPTIONS (CONTINUED)

At various times during recent years, the Company granted short-term options (generally with a term of 30 days) to Kyle Kennedy to assist the Company with business strategy, business development and mergers and acquisitions. Mr. Kennedy's compensation was in the form of options to purchase registered freely trading securities at various discounts to the then current Market price. The agreement was on a month to month basis cancellable at 30 days notice by either party.

                                                                Weighted average
                                                                 price per share
                                                                ---------------
     Options outstanding at April 1, 2001        2,000,000          $0.10
       Issued                                           --
       Exercised                                        --
       Expired/Terminated                               --
                                               -----------

     Options outstanding at March 31, 2002       2,000,000          $0.10
       Issued                                   13,350,000           0.03
       Exercised                                (9,350,000)          0.01
       Expired/Terminated                       (2,000,000)          0.08
                                               -----------

     Options outstanding at March 31, 2003       4,000,000          $0.10
       Issued                                      925,000           0.04
       Exercised                                  (925,000)          0.04
       Expired/Terminated                       (2,000,000)          0.05
                                               -----------

     Options outstanding at September 30, 2003   2,000,000          $0.10
                                               ===========

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123). Accordingly, no compensation cost other than that required to be recognized by Accounting Principles Board Statement No. 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with SFAS 123, the Company's net loss and loss per share for the six months ended Sept. 30, 2003 and 2002 and for the period from February 28, 2000 (date of inception) through September 30, 2003 would have increased to the pro forma amounts indicated below:

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE I - STOCK OPTIONS (CONTINUED)

                                            Sept. 30,      Sept. 30,    Inception
                                              2003          2002         to-date
                                          ------------   -----------   ------------
       Net loss attributable to common
         shareholders, as reported        $ (1,731,786)   $ (435,233)   $(4,993,309)
                                          ============   ===========   ============
       Stock-based employee compensation
        included in net loss              $ (1,319,700)  $  (180,173)   $(1,600,588)
                                          ============   ===========   ============
       Stock-based employee compensation
        using the fair value model        $ (1,109,971)  $  (196,173)   $(1,524,800)
                                          ============   ===========   ============
       Pro forma net loss                 $ (1,522,057)  $  (451,233)  $ (4,917,521)
                                          ============   ===========   ============
       Loss attributable to common
         shareholders, as reported        $    (0.03)   $    (0.01)    $    (0.14)
                                          ============   ===========   ============
       Pro forma net loss attributable
         to common shareholders           $    (0.03)   $    (0.01)    $    (0.16)
                                          ============   ===========   ============

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter ended September 30, 2003: dividend yield of 0%, expected volatility of 360% (using the Rutters Volatility Calculator using the high/low price at the last trading day of each month for the previous 12 months), a risk-free interest rate of approximately 3.0%, and an expected life of five years.

NOTE J - STOCK WARRANTS

Pursuant to an agreement with Thomas Gavin (Gavin) to provide informational and educational news releases and distribute said releases to the news media, the Company issued 180,000 warrants to purchase an equivalent number of shares of the Company's common stock at a price of $0.25 per share and 400,000 warrants to purchase an equivalent number of shares of the Company's common stock at a price of $0.10 per share. The aggregate 580,000 warrants have an average exercise price of approximately $0.15 per share. Each warrant will be for a three year term from the date of issuance. No warrants have been exercised during the period ended September 30, 2003 or subsequent thereto.

                                Warrants         Warrants
                               originally      outstanding at
                                 issued      September 30, 2003  Exercise price
                                 ------        -------------     --------------
   Gavin warrants                180,000          180,000        $0.25 per share
   Gavin warrants                400,000          400,000        $0.10 per share
   Underwriter's warrants      1,409,047        1,409,047        $0.07 - $0.20
                               ---------        ---------
   Totals September 30, 2003   1,989,047        1,989,047
                               =========        =========

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE K - PREFERRED STOCK

Preferred stock consists of the following:

                                                         September 30, 2003
                                                    -----------------------------
                                                   Shares      Carrying  Redemption
                                                                 Value     Value
                                                   --------  -----------  ---------

9.0% Series A Cumulative Convertible Stock          36.85    $ 142,320   $ 440,775
                                                   ======     =========  ==========

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

NOTE K - PREFERRED STOCK (CONTINUED)

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

9.0% Series B Cumulative Preferred Stock (Subsequent event)

Subsequent to the second quarterly period, on November 17, 2003, the Company opened a Private Placement Memorandum to sell up to 100 Units, consisting of one
(1) share of 9.0% Series B Cumulative Preferred Stock and Warrants to purchase up to 2,091,138 shares of the Company's common stock at a price of $10,000 per Unit. The number of warrants to be issued to each purchaser was determined by dividing the purchase price of the Unit by the average bid price of the Company's common stock during the 5 day trading period prior to such purchaser's delivery of cleared funds to the Company's Escrow Agent for this specific offering.

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

NOTE K - PREFERRED STOCK (CONTINUED)

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

Dividend reserve

In conjunction with the Series A and Series B Preferred Stock transactions, the Company established a contractual reserve account for the payment of 12 months of dividends. At September 30, 2000, approximately $31,000 was maintained by the Company's Escrow Agent for the payment of monthly dividends.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE L - BENEFICIAL CONVERSION DISCOUNT FEATURE ON PREFERRED STOCK

In conjunction with the Company's August 12, 2003 Private Placement Memorandum to sell up to 50 Units, consisting of one (1) share of 9.0% Series A Cumulative Preferred Stock and Warrants and the Company's November 17, 2003 Private Placement Memorandum to sell up to 100 Units, consisting of one (1) share of 9.0% Series B Cumulative Preferred Stock and Warrants (collectively Unit Offerings), the Company applied the tenets of Emerging Issues Task Force Consensus No. EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Features. The Company also considered the guidance of Accounting Principles Board Opinion Number 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. It is Management's opinion that these standards apply to the accounting for the Offerings.

The following table reflects the allocation of proceeds from the offerings following the application of these accounting standards.

                                                 Initial
                                         Allocation of Proceeds
                                   ----------------------------------
                                   Series A Preferred                        Total
                                         Stock            Warrants          Proceeds
                                    --------------      ----------        -----------
Series A Unit Offering                 $  200,616        $  147,884        $  348,500
                                                        ===========       ===========
Beneficial conversion feature            (149,088)
                                       -----------
Initial carrying value                 $   51,528
                                       ===========

                                                 Initial
                                         Allocation of Proceeds
                                   ----------------------------------
                                   Series B Preferred                        Total
                                         Stock            Warrants          Proceeds
                                    --------------      ----------        -----------
Series B Unit Offering                 $  133,853        $  176,147        $  310,000
                                                        ===========       ===========
Beneficial conversion feature            (133,853)
                                     --------------
Initial carrying value                 $       --
                                      =============

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE L - BENEFICIAL CONVERSION DISCOUNT FEATURE ON PREFERRED STOCK

The initial allocation of proceeds between the Preferred Stock and Warrants was made based upon the relative fair values of the securities sold. The fair value of the Preferred Stock was calculated as equal to the fair value of common shares into which the preferred stock is convertible, using the trading market prices of the common stock on the respective dates of sale. The fair value of the Warrants was calculated using the Black Scholes Valuation Model. Underlying assumptions used included (i) the trading market values of the common stock into which the Warrants are convertible on the dates sold was used for the fair value; (ii) the term of the warrants was used for the term; (iii) a volatility factor of 360% and, (iv) a risk-free interest factor of 3%.

The beneficial conversion feature for each Unit Offering was calculated using that effective conversion rate, following the initial allocation, described above. The effective conversion rate is calculated by dividing the amount allocated to the preferred stock by the number of common shares into which the preferred stock is convertible. A beneficial conversion feature is present when the effective conversion rate is lower than the trading market value of the underlying common stock. In each of the Unit Offerings beneficial conversion features were present, as reflected in the tabular presentation above.

Following the allocation of proceeds, the Company will accrete the carrying values of the preferred stock to their respective redemption values through charges to accumulated earnings over the period up to the earliest date that the preferred shares can be converted or redeemed. That period is 180 days following the sale of the securities.

The following table reflects the details of the amounts of accretions that have been recorded during the fiscal year ended March 31, 2004 and, also reflects the preferred stock dividends at the cumulative rate:

                                            Accretions   Dividends      Totals
                                             -------      -------      -------
Series A Unit Offering                       $91,192      $ 4,220      $95,412
                                             =======      =======      =======

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE L - BENEFICIAL CONVERSION DISCOUNT FEATURE ON PREFERRED STOCK (CONTINUED)

Cumulative dividends as of September 30, 2003 include $326 in arrears.

NOTE M - COMMITMENTS AND CONTINGENCIES

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In February 2002, the Company executed a one-year contract with International Standard Consulting Corporation, and/or Dave Grandy, an unrelated entity, to provide strategic business and technology development consulting services for a fee of $4,500 per month payable in shares as registered on a Form S-8 Registration Statement. Through July 1, 2002, the Company issued an aggregate 171,000 shares under the Form S-8 Registration Statement. Each monthly issuance is charged to operations as consulting fees. As of December 31, 2002, theCompany has no further obligations under this agreement.

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

On August 13, 2002, the Company entered into an agreement with Thomas Gavin (Gavin) to provide informational and educational news releases and distribute said releases to the news media. Gavin is required to spend approximately 40 hours per month 1) developing news release concepts and a news release timeline;
2) drafting and editing news releases for Company review and approval; 3) issuing these news releases with a quality wire news service to ensure highest possible media distribution; 4) identifying major trade and general daily/weekly media to expand coverage; 5) reconnecting with reporters providing earlier coverage to update them and to begin the building of a major media outreach effort for the longer term; and 6) preparing a general snapshot report on the Company and it's operating

                             ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONSULTING AGREEMENTS - CONTINUED

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

On November 11, 2002, the Company entered into a Consulting Agreement with PAW & Associates and/or Paul Weaver to provide various product sales services. This Agreement is for a 12 month term starting November 7,2002. The Company is obligated to issue 25,000 shares of restricted, unregistered common stock upon execution of the Agreement and to pay a 3.0% commission on the first $3 million of acquired contract value and 5.0% on all acquired contract values in excess of $3 million.

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

On  October  23,  2002,  the  Company  executed  a  Structured  Equity  Purchase
Commitment with Cornell Capital Partners, LP (Cornell). This agreement established a commitment for Cornell to purchase up to $3,000,000 in common stock from time to time over the course of the next 24 months from an effective registration of the underlying shares, with the shares to be issued pursuant to Regulation D of the U.S.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                NOTES TO CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

May 20, 2003          625,000 options to purchase an equivalent number of shares of the Company's common stock at $0.05 per share. These options expired on June 20, 2003.

As of September 30, 2003, Mr. Kennedy owes the Company approximately $18,050 for shares issued under exercised options.

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

The Company received $75,000 contracts from a major United States defense contractor to provide support services related to that entity's provision of services for Homeland Security issues. As of September 30, 2003, the Company has billed approximately $64,094 against this contract and received cash collections of $39,125, with the balance in subsequent periods.

The Company remains in the development stage, has focused principally on the refinement and maintenance of its proprietary software and providing services pursuant to the May 27, 2003 contract. Due to cash flow shortages, the Company continues to pursue various revenue and capital sources.

The Company will rely principally on additional private placements of equity securities to provide sufficient working capital to maintain the integrity of the corporate entity.

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

During the six months ended September 30, 2003, the Company realized revenue of $64,094 from certain government contracts for the Company's NetGet technologies. There are no additional contracts for this technology.

The Company incurred operating expenses of $1,783,611 for the six months ended September 30, 2003 as compared to $429,514 for the six months ended September 30, 2002. Production costs include salaries and wages and certain overhead expenses. Salaries and wages included $1,093,971 of stock based compensation during the six months ended September 30, 2003 compared to $180,173 during the six months ended September 30, 2002. During the current six month period, the Company incurred consulting expenses of $161,551 related to business development. There was no such expense during the six months ended September 30, 2002. Substantially all of this expense was recorded based upon stock-based compensation. Overall salaries and wages paid with cash decreased to preserve cash reserves. General and administrative expenses were curtailed substantially during the current quarter to preserve cash.

For the six months ended September 30, 2003, the Company incurred a net loss of approximately $(1,731,786) as compared to a net loss of approximately $(435,233) for the six months ended September 30, 2002 for the matters discussed above.

Preferred stock dividends and accretions relate to the Company's 9% Series A. The Company carries its preferred stock based upon amounts allocated to these securities in connection with certain unit offerings. The Company accretes the carrying value to its respective redemption values through periodic charges to retained earnings. Accretions during the six months ended September 30, 2003 amounted to $87,672. Preferred stock dividends, paid and in arrears, which amounted to $4,546, plus accretions are reflected as reductions in net loss to arrive at loss applicable to common stockholders for purposes of our loss per common share computations. Preferred stock dividends will be recorded so long as the preferred stock is outstanding. Preferred stock accretions will be recorded periodically until the full redemption values are reflected.

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

Liquidity during the six month periods ended six months ended September 30, 2003 and 2002 was provided principally proceeds from notes payable and through the unregistered sales of equity securities and the exercise of options granted under a plan registered on Form S-8 with the U. S. Securities and Exchange Commission.

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

      ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

      The securities described below represent securities sold by us during the three month period ended September 30, 2003, that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Unless otherwise specified, the below offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were our business associates or executive officers and/or directors of our company, and transfer was restricted by us in accordance with the requirements of the Securities Act.

      We issued an aggregate of 39,333 shares of our common stock to two individuals for investment purposes.

      We issued of 200,000 shares of our common stock to one individual as compensation for legal services performed on our behalf.

      In addition, we issued an aggregate of 665,000 shares of our common stock to six individuals as compensation for consulting services performed on our behalf.

      We issued an aggregate 13,465,000 shares of shares of our common stock to thirteen of our employees as compensation for services performed on our behalf

      ITEM 3 - DEFAULTS ON SENIOR SECURITIES

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