Form 10QSB/A
period 2003-12-31
ADZONE RESEARCH INC
filed 2005-07-13
CIK 1102013

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

                                EXPLANATORY NOTE

This Amendment on Form 10-QSB/A (Amendment No. 1) amends and restates in its entirety the following items of the Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2003 of Adzone Research, Inc. as initially filed with the Securities and Exchange Commission (the "SEC") on February 12, 2004 (the "original 2003 10-QSB"):

Part I CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

This Amendment is being filed to reflect the restatement of the Company's results for the three and nine month periods ended December 30, 2003 and 2002, as discussed in Note B to the Company's condensed financial statements filed herewith. By way of background, the Company has had discussions with the accounting staff (the "Staff") of the SEC with respect to, among other matters,
(1) the valuation of equity securities issued to employees and non-employees and
(2) the accounting and reporting for preferred stock that had also included the issuance of warrants and beneficial conversion features. After the Company's discussions with the Staff, and after the Company consulted with its independent registered public accounting firm, the Company determined the need to restate its annual and quarterly financial statements for fiscal 2004, and its first two quarterly financial statements for fiscal 2005. The effects of the restatement, in management's view, rises to the level of a material weakness in internal control, which is further discussed in Item 3, as amended.

This Amendment speaks as of the end of the Company's fiscal quarter ended December 31, 2003 as required by Form 10-QSB or as of the date of the filing of the original 2003 10-QSB. Except for the restatement of certain historical financial information as described above, it does not update any of the statements contained in the original 2003 10-QSB. This Amendment contains forward-looking statements that were made at the time the original 2003 10-QSB was filed on February 12, 2004. It must be considered in light of any subsequent statements, including forward looking statements, in any reports made by the Company subsequent to the filing of the original 2003 10-QSB, including statements made in filings on Form 8-K.

                              ADZONE RESEARCH, INC.
                          (a development stage company)

              Form 10-QSB/A for the Quarter ended December 31, 2003
                                (Amendment No. 1)

                                Table of Contents


                                                                   Page
                                                                   ----
PART I - FINANCIAL INFORMATION

   Item 1  Financial Statements                                       4

   Item 2  Management's Discussion and Analysis or Plan of Operation 38

   Item 3  Controls and Procedures                                   40

PART II - OTHER INFORMATION

   Item 1  Legal Proceedings                                         37

   Item 2  Unregistered Sales of Equity Securities                   37

   Item 3  Defaults Upon Senior Securities                           38

   Item 4  Submission of Matters to a Vote of Security Holders       38

   Item 5  Other Information                                         38

   Item 6  Exhibits and Reports on Form 8-K                          38

SIGNATURES                                                           39

ITEM 1 - FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                       UNAUDITED CONDENSED BALANCE SHEETS

                                                   December 31,    March 31,
                                                      2003           2003
                                                   -----------    -----------
                                                   (Unaudited)
                                                    (Restated)     (Restated)
CURRENT ASSETS
   Cash                                            $    44,704    $     8,084
   Accounts receivable - trade                           3,063             --
   Prepaid expenses and other                            8,750         35,375
                                                   -----------    -----------

     TOTAL CURRENT ASSETS                               56,517         43,459
                                                   -----------    -----------
NET PROPERTY AND EQUIPMENT                               7,776         11,605
OTHER ASSETS
   Restricted cash - Dividend payment escrow            58,365             --
   Restricted cash - Series A retirement escrow        122,250             --
   Other                                                48,090            390
                                                   -----------    -----------
TOTAL ASSETS                                       $   292,998    $    55,454
                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
   Notes payable                                   $   206,175    $    65,958
   Accounts payable - trade                            182,405        167,629
   Accrued officer compensation                        484,537        570,360
                                                   -----------    -----------
TOTAL LIABILITIES                                      873,117        803,947
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE M)                      --             --

SHAREHOLDERS' DEFICIT
Preferred stock                                        382,796             --
Common stock - $0.001 par value
   100,000,000 shares authorized
   67,912,267 and 50,096,462 shares
   issued and outstanding, respectively                 67,912         50,096
Additional paid-in capital                           4,363,024      2,477,735
Deficit accumulated during the development stage    (5,361,086)    (3,261,524)
Other shareholders'deficit                             (32,765)       (14,800)
                                                   -----------    -----------
TOTAL SHAREHOLDERS' DEFICIT                           (580,119)      (748,493)
                                                   -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $   292,998    $    55,454
                                                   ===========    ===========

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
           Nine and Three months ended December 31, 2003 and 2002 and
   Period from February 28, 2000 (date of inception) through December 31, 2003

                                                                                                                Period from
                                                                                                              February 28, 2000
                                                Nine months     Nine months     Three months    Three months  (date of inception)
                                                   ended           ended            ended          ended          through
                                                December 31,    December 31,    December 31,     December 31,   December 31,
                                                    2003           2002             2003            2002           2003
                                                ------------    ------------    ------------    ------------    ------------
                                                 (Restated)      (Restated)      (Restated)      (Restated)      (Restated)
REVENUES                                        $     74,844    $         --    $     10,750    $         --    $    158,850
                                                ------------    ------------    ------------    ------------    ------------
OPERATING EXPENSES
Production costs                                       2,196          80,650         (58,290)         26,804         276,982
Consulting and professional                          115,456              --         (46,095)             --         298,708
Salaries and wages                                 1,461,833         192,515          98,609          63,320       3,099,714
General and administrative                           226,353         385,542          29,091         140,378       1,407,941
Depreciation                                           1,633           1,963             545             654          13,597
                                                ------------    ------------    ------------    ------------    ------------
Total operating expenses                           1,807,471         660,670          23,860         231,156       5,096,942
                                                ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                              (1,732,627)       (660,670)        (13,110)       (231,156)     (4,938,092)

OTHER INCOME (EXPENSE)                               (23,226)         (8,077)        (10,957)         (2,357)        (79,284)
                                                ------------    ------------    ------------    ------------    ------------

NET LOSS (restated)                             $ (1,755,853)   $   (668,747)   $    (24,067)   $   (233,513)   $ (5,017,376)
                                                ============    ============    ============    ============    ============

RECONCILIATION OF NET LOSS TO LOSS APPLICABLE
TO COMMON SHAREHOLDERS:

NET LOSS                                        $ (1,755,853)   $   (668,747)   $    (24,067)   $   (233,513)   $ (5,017,376)
Preferred Stock:
   Accretions                                       (331,668)             --        (240,476)             --    $   (331,668)
   Dividends paid                                    (12,041)             --          (7,821)             --         (12,041)
                                                ------------    ------------    ------------    ------------    ------------

LOSS APPLICABLE TO COMMON
   SHAREHOLDERS                                 $ (2,099,562)   $   (668,747)   $   (272,364)   $   (233,513)   $ (5,361,085)
                                                ============    ============    ============    ============    ============

Loss per common share--
Basic and diluted                               $      (0.03)   $      (0.02)   $      (0.01)   $      (0.01)   $      (0.17)
                                                ============    ============    ============    ============    ============

Weighted average shares--
Basic and diluted                                 60,162,995      33,470,610      67,600,291      39,650,205      31,446,158
                                                ============    ============    ============    ============    ============

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
        UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                       Nine Months Ended December 31, 2003
                                   (RESTATED)

                                       Common Stock           Paid-in
                                   Shares        Amount       Capital       Deficit
                                -----------   -----------   -----------   -----------
Balances at March 31, 2003       50,096,462   $    50,096   $ 2,477,735   $(3,261,524)
Sales of common stock               727,333           727        45,873            --
Exercise of stock options           925,000           925        55,075            --
Stock based compensation         15,913,572        15,914     1,167,219            --
Issuance of Preferred Stock:
  Series A unit offering (1)             --            --       296,972            --
  Series B unit offering (1)             --            --       300,000            --
Preferred stock dividends                --            --            --       (12,041)
Accretion of preferred stock             --            --            --      (331,668)
Directors fees                      250,000           250        19,750            00
Sale of treasury stock                   --            --            --            --
Net loss (restated)                      --            --            --    (1,755,853)
                                -----------   -----------   -----------   -----------
Balances at December 31, 2003    67,912,367   $    67,912   $ 4,362,624   $(5,361,086)
                                ===========   ===========   ===========   ===========

                                 Treasury                                        Stock
                                   Stock           Preferred Stock            Subscription
                                  At Cost        Shares        Amount          Receivable     Total
                               ----------     -----------   ------------      ----------  ------------
Balances at March 31, 2003               --             --            --   $   (14,800)   $  (748,493)
Sales of common stock                    --             --            --            --         46,600
Exercise of stock options                --             --            --       (15,750)        40,250
Stock based compensation                 --             --            --            --      1,183,133
Issuance of Preferred Stock:
  Series A unit offering (1)             --          34.85        51,528            --        348,500
  Series B unit offering (1)             --          30.00            --            --        300,000
Preferred stock dividends                --             --            --            --        (12,041)
Accretion of preferred stock             --             --       331,668            --             --
Directors fees                           --             --            --            --         20,000
Sale of treasury stock               (2,215)            --            --            --         (2,215)
Net loss (restated)                      --             --            --            --     (1,755,853)
                                -----------    -----------   -----------   -----------    -----------
Balances at December 31, 2003   $    (2,215)         64.85   $   383,196   $   (30,550)   $  (580,119)
                                ===========    ===========   ===========   ===========    ===========

(1) Series A Unit Offering proceeds were allocated $51,528 to Series A Preferred Stock, $147,884 to warrants and $149,088 to a beneficial conversion feature embedded in the Series A Preferred Stock. Series B Unit Offering proceeds were allocated $-0- to Series B Preferred Stock, $167,817 to warrants and $132,183 to a beneficial conversion feature embedded in the Series B Preferred Stock.

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                       UNAUDITED STATEMENTS OF CASH FLOWS
                Nine months ended December 31, 2003 and 2002 and
   Period from February 28, 2000 (date of inception) through December 31, 2003

                                                                           February 28, 2000
                                               Nine months    Nine months  (date of inception)
                                                  ended          ended          through
                                               December 31,   December 31,    December 31,
                                                   2003           2002            2003
                                               -----------    -----------    -----------
                                                (Restated)                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                     $(1,755,853)   $  (668,747)   $(5,017,376)
   Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation                                   3,829         12,589         57,110
      Loss on disposition of equipment                  --             --         15,816
      Stock compensation:
       Salaries, wages & bonus                   1,316,060        379,324      1,596,948
       Professional services                       250,918             --        864,361
       Directors fees                                   --             --          8,300
       Lawsuit settlememt                               --             --         20,000
      Changes in assets and liabilities:
        Accounts receivable - trade                 (3,063)            --         (3,063)
        Prepaid expenses and other                  26,625             --         22,500
        Deposits and other assets                 (228,315)         1,800       (228,705)
        Accounts payable                            15,020         37,639        177,161
        Accrued officers compensation              (85,823)       156,428        484,537
        Accrued interest payable                        --            320             --
                                               -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES             (460,602)       (80,647)    (2,002,411)
                                               -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                  --           (607)       (86,601)
   Cash received on disposition of equipment            --             --          5,900
                                               -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                   --           (607)       (80,701)
                                               -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of Preferred Stock                         413,500             --        413,500
   Principal received from notes payable           140,217             --        233,411
   Financing costs                                (113,339)            --       (138,339)
   Sales of common stock                            71,100        107,893      1,633,500
   Net cash activity on officer advances                --        (12,270)            --
   Preferred stock dividends paid                  (12,041)            --        (12,041)
   Cash paid to acquire treasury stock              (2,215)            --         (2,215)
                                               -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          497,222         95,623      2,127,816
                                               -----------    -----------    -----------
INCREASE (DECREASE) IN CASH                         36,620         14,369         44,704
Cash at beginning of period                          8,084             --             --
                                               -----------    -----------    -----------
CASH AT END OF PERIOD                          $    44,704    $    14,369    $    44,704
                                               ===========    ===========    ===========

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                       UNAUDITED STATEMENTS OF CASH FLOWS
                Nine months ended December 31, 2003 and 2002 and
   Period from February 28, 2000 (date of inception) through December 31, 2003

                                                                    February 28, 2000
                                       Nine months     Nine months  (date of inception)
                                          ended         ended          through
                                       December 31,   December 31,   December 31,
                                          2003           2002           2003
                                      ============   ============   ============
                                        (Restated)                   (Restated)
SUPPLEMENTAL DISCLOSURE OF
INTEREST AND INCOME TAXES PAID
   Interest paid for the period       $      2,239   $      2,132   $      4,766
                                      ============   ============   ============
   Income taxes paid for the period   $         --   $         --   $         --
                                      ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
   Common stock issued for interest   $         --   $         --   $     31,250
                                      ============   ============   ============
   Common stock issued in
    repayment of short-term debt      $         --   $         --   $     21,600
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

During fiscal year ended March 31, 2004, the Company granted stock options to employees in association with compensation expense and also granted stock options and warrants to non-employees in association with consulting and legal expense. The expense associated with the granting of the options and

                              ADZONE RESEARCH, INC.
                          (a development stage company)
           NOTES TO UNAUDITED CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE B - RESTATEMENTS (CONTINUED)

warrants was not properly accounted for at the issuance date. The adjustments are reflected in the tables below.

The aforementioned adjustments did not affect any major classification of asset or liability. Rather, the adjustments only affect the components of shareholders equity. As a result, the balance sheet effects of these adjustments have been omitted.

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

The effects of the above adjustments on the Company's quarterly filings during the year ended March 31, 2004, are as follows, for each quarterly period:

                                                     Quarterly Period Ended
                                    --------------------------------------------------------
                                     June 30,     September 30,   December 31,     March 31,
                                       2003           2003           2003            2004
                                    -----------    -----------    -----------    -----------
Net loss, as reported               $   (77,042)   $  (362,579)   $  (240,080)   $(1,055,404)
Adjustment to increase the value
of stock-based compensation to
market values on dates issued or
granted and to recognize stock
options and warrants issued             (46,495)    (1,245,670)       216,013       (440,564)
                                    -----------    -----------    -----------    -----------
Net loss, as restated               $  (123,537)   $(1,608,249)   $ ( 24,067)    $(1,495,968)
                                    ===========    ===========    ===========    ===========

Loss applicable to common shares,
  as reported                       $   (77,042)   $  (362,579)   $  (240,080)   $(1,055,404)
Adjustment to increase the value
of stock-based compensation to
market values on dates issued or
granted and to recognize stock
options and warrants issued             (46,495)    (1,245,670)       216,013       (440,564)
Preferred stock dividends and
   accretions                                --        (95,412)      (248,297)      (272,481)
                                    -----------    -----------    -----------    -----------
Loss applicable to common shares,
  as restated                       $  (123,537)   $(1,703,661)   $  (272,364)   $(1,768,449)
                                    ===========    ===========    ===========    ===========

Loss applicable to common
  shareholders, as reported         $     (0.00)   $     (0.01)   $     (0.00)   $     (0.02)
                                    ===========    ===========    ===========    ===========
Loss applicable to common
  shareholders, as restated         $     (0.00)   $     (0.03)   $     (0.00)   $     (0.03)
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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
           NOTES TO UNAUDITED CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                     December 31,    March 31,
                                        2003           2003       Estimated life
                                      --------       --------     --------------
Computer equipment                    $ 50,856       $ 50,856         3 years
Office furniture and other equipment    10,004         10,004         7 years
                                      --------       --------
                                        60,860         60,860
Less accumulated depreciation          (53,084)       (49,255)
                                      --------       --------

Net property and equipment            $  7,776       $ 11,605
                                      ========       ========

NOTE E - NOTES PAYABLE

Notes payable consists of the following:

                                                 December 31,       March 31,
                                                    2003              2003
                                                 -----------       -----------
Unsecured:
$50,000  installment  note  payable  to  an
 individual.  Interest  imputed at 15.0% and
 paid  in  advance   with  the  issuance  of
 250,000 shares of restricted,  unregistered
 common  stock  to the  lender.  Payable  in
 monthly  installments of $1,000  commencing
 September 1, 2001 and each successive month
 until paid in full.  Scheduled payments are
 in default  at  December  31,  2003 and the
 entire amount is classified as "current" in
 the  accompanying   financial   statements.
                                                  $ 50,000           $50,000
Secured:
$15,958  promissory  note  payable  to a law
 firm.  Interest at 9.0%. Payable in full on
 June 30,  2001.  Scheduled  payments are in
 default  at March 31,  2002 and the  entire
 amount is  classified  as  "current" in the
 accompanying financial statements.  Secured
 by 150,000  shares of common stock owned by
 the Company's Chief Operating Officer.             15,958            15,958

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

In March 2003, the Company entered into an employment agreement with Daniel Wasserman to serve as its Executive Vice President and Managing Director of Global Defense Group for a 12-month period. Under his agreement, Mr. Wasserman received a salary of $175,000 per year, commencing upon closing of a paid sale or completed financing of $1,000,000 or more. Until such time, the Company shall pay Employee an interim salary beginning at $550 per week. The salary will increase by $1000 per month upon the first paid sale of $50,000 or more made by the employee. The salary will then increase by an additional $1500 per month upon each paid sale of $100,000 or more made by the employee. These increases will continue until the standard base salary of $175,000 per year is reached. This salary is independent of any commission, which may be earned and paid. Should the employee reach $1,200,000 in paid sales by the end of 2003, the employee will be entitled to full base salary of $175,000 for the entire year of 2003, any back portion of which is unpaid at that time will be paid to the employee within 30 days. This provision is in addition to any commission, which is due. Mr. Wasserman also received a contract signing bonus of 450,000 shares. The Company shall pay the employee a bonus of 100,000 shares upon the contracting of a sale of $1,000,000 or more. The employee shall be entitled to 4 weeks paid vacation, plus 10 holiday days off per year. Unused vacation will be paid at the end of the year. Medical benefits will be paid by the Company once the board begins coverage for the employee. The Company shall pay the employee a cash bonus of $175,000 should sales exceed $3,000,000 for the calendar year of

                              ADZONE RESEARCH, INC.
                          (a development stage company)
           NOTES TO UNAUDITED CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE G - OFFICER COMPENSATION (CONTINUED)

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

As of December 31, 2003 and 2002, total cumulative amounts unpaid under these agreements are as follows:

                                                  December 31,      December 31,
                                                     2003              2002
                                                   --------          --------
     Officer compensation                          $484,537          $570,360
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

NOTE H - COMMON STOCK TRANSACTIONS (CONTINUED)

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

The following table presents the various categories for stock issuances during Fiscal 2002 and 2003:

                                         Total
                                      -----------
Balances at March 31, 2001             23,346,022
  Cash                                    744,442
  Conversion of short-term loans          360,000
  Consulting and Legal services           706,666
  Lawsuit settlement                      500,000
  Legal services                          170,000
  Operating expenses                      405,000
  Personnel compensation                  250,000
                                      -----------

Balances at March 31, 2002             26,482,130
  Cash                                  2,413,334
  Consulting and Legal services        15,240,998
  Directors fees                          160,000
  Operating expenses                       10,000
  Personnel compensation                5,790,000
  Reclassifications per Rule 144(k)            --
                                     ------------

Balances at March 31, 2003             50,096,462
                                     ============

                              ADZONE RESEARCH, INC.
                          (a development stage company)
           NOTES TO UNAUDITED CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE H - COMMON STOCK TRANSACTIONS (CONTINUED)

                                        Total
                                     ----------
Balances at March 31, 2003           50,096,462
  Cash                                1,994,333
  Consulting and Legal services       1,717,000
  Personnel compensation             14,104,472
                                     ----------

Balances at December 31, 2003        67,912,267
                                     ==========

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
           NOTES TO UNAUDITED CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE I - STOCK OPTIONS (CONTINUED)

                                                                Weighted average
                                                                price per share
                                                                ---------------
Options outstanding at April 1, 2001             2,000,000          $  0.10
  Issued                                                --
  Exercised                                             --
  Expired/Terminated                                    --
                                                ----------

Options outstanding at March 31, 2002            2,000,000          $  0.10
  Issued                                        13,350,000             0.03
  Exercised                                     (9,350,000)            0.01
  Expired/Terminated                            (2,000,000)            0.08
                                                ----------

Options outstanding at March 31, 2003            4,000,000          $  0.10
  Issued                                           925,000             0.04
  Exercised                                       (925,000)            0.04
  Expired/Terminated                            (2,000,000)            0.05
                                                ----------

Options outstanding at December 31, 2003         2,000,000          $  0.10
                                                ==========

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123). Accordingly, no compensation cost other than that required to be recognized by Accounting Principles Board Statement No. 25 for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options. Had compensation cost for the Company's Stock Plan been determined based on the fair value at the grant date for awards consistent with SFAS 123, the Company's net loss and loss per share for the nine months ended December 31, 2003 and 2002 and for the period from February 28, 2000 (date of inception) through December 31, 2003 would have increased to the pro forma amounts indicated below:

                                    December 31,   December 31,    Inception
                                       2003            2002         to-date
                                    -----------    -----------    -----------
Net loss attributable to common
  shareholders, as reported         $(1,755,462)   $  (668,747)   $(5,017,376)
                                    ===========    ===========    ===========
Stock-based employee compensation
 included in net loss               $(1,316,060)   $  (379,324)   $(1,596,948)
                                    ===========    ===========    ===========
Stock-based employee compensation
 using the fair value model         $(1,382,260)   $  (403,324)   $(1,797,089)
                                    ===========    ===========    ===========
Pro forma net loss attributable
  to common shareholders            $(1,821,662)   $  (692,747)   $(5,217,517)
                                    ===========    ===========    ===========

                              ADZONE RESEARCH, INC.
                          (a development stage company)
           NOTES TO UNAUDITED CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE I - STOCK OPTIONS (CONTINUED)

                                    December 31,   December 31,    Inception
                                       2003            2002         to-date
                                    -----------    -----------    -----------
Loss per common share, as reported  $     (0.03)   $     (0.02)   $     (0.16)
                                    ===========    ===========    ===========
Pro forma net loss per common share $     (0.03)   $     (0.02)   $     (0.17)
                                    ===========    ===========    ===========

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended December, 2003 and 2002: dividend yield of 0%, expected volatility of 360% (using the Rutters Volatility Calculator using the high/low price at the last trading day of each month for the previous 12 months), a risk-free interest rate of approximately 3.0%, and an expected life of five years.

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

                                Warrants         Warrants
                               originally     outstanding at
                                issued        Dec. 31, 2003     Exercise price
                                ------        -------------     --------------
Gavin warrants                  180,000          180,000       $0.25 per share
Gavin warrants                  400,000          400,000       $0.10 per share
Underwriter's warrants        1,409,047        1,409,047       $0.07 - $0.20
                                -------          -------

Totals at December 31, 2003   1,989,047        1,989,047
                                =======          =======

As discussed in Note K, the Company sold 30.85 Class A Units and 30.00 Class B Units. Each unit consisted of one (1) share of either Class A or Class B 9.0% Cumulative Convertible Preferred Stock and Warrants to purchase common stock of the Company.

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

NOTE K - PREFERRED STOCK

Preferred stock consists of the following:

                                                            December 31, 2003
                                                       -----------------------------
                                                      Shares   Carrying  Redemption
                                                                 Value      Value
                                                       -----   --------   --------
9.0% Series A Cumulative Convertible Preferred Stock   34.85   $331,668   $400,775
9.0% Series B Cumulative Convertible Preferred Stock   31.00   $ 51,128   $341,000
                                                       -----   --------   --------
                                                       65.85   $382,796   $741,775
                                                       =====   ========   ========

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

NOTE K - PREFERRED STOCK (CONTINUED)

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

The Company initially sold approximately 34.85 Units for gross proceeds of approximately $348,500 and redeemed approximately 10.63 Units at a gross redemption price of approximately $122,250 in the fourth fiscal quarter, inclusive of the 15.0% redemption premium upon the sale of 9.0% Series B Cumulative Preferred Stock. The Company paid a commission of approximately $41,280 to Spartan Securities Group, Ltd. for the selling of this offering. Additionally, Spartan Securities Group, Ltd. was the purchaser of one (1) Unit and received a commission related to the purchase of it's Unit.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
           NOTES TO UNAUDITED CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE K - PREFERRED STOCK (CONTINUED)

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

The Company is contractually obligated to file a Registration Statement with the
U. S. Securities and Exchange Commission, and use its best efforts to have said Registration Statement declared effective within 120 days of the closing date of this Private Placement Memorandum, registering a number of shares of its common stock issuable upon the conversion of the Series B Preferred Stock and the exercise of the Warrants. This offering was closed by the Company on January 15, 2004. The Company has filed the required Registration Statement; however, it has not yet become effective.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
           NOTES TO UNAUDITED CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE K - PREFERRED STOCK (CONTINUED)

The Company sold approximately 30.00 Units for gross proceeds of approximately $300,000. The Company paid a commission of approximately $36,000 to Spartan Securities Group, Ltd. for the selling of this offering. Subsequent to the end of the current quarter, the Company sold 1.0 Units for gross proceeds of $10,000 and used approximately $122,250 of the net proceeds from the B Unit Offering to repurchase approximately 10.63 shares of the then issued and outstanding 9.0% Series A Preferred Stock.

Dividend reserve

In conjunction with the Series A and Series B Preferred Stock transactions, the Company established a contractual reserve account for the payment of 12 months of dividends. At December 31, 2003, $180,615 was maintained by the Company's Escrow Agent for the payment of monthly dividends.

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

                                            Initial
                                     Allocation of Proceeds
                              ----------------------------------
                       Series A Preferred                  Total
                                  Stock       Warrants    Proceeds
                                ----------   ---------   ---------
Series A Unit Offering          $ 200,616    $ 147,884   $ 348,500
                                             =========   =========
Beneficial conversion feature    (149,088)
                                ---------
Initial carrying value          $  51,528
                                =========

                              ADZONE RESEARCH, INC.
                          (a development stage company)
           NOTES TO UNAUDITED CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE L - BENEFICIAL CONVERSION DISCOUNT FEATURE ON PREFERRED STOCK

                                             Initial
                                    Allocation of Proceeds
                              ----------------------------------
                       Series B Preferred                  Total
                                  Stock       Warrants    Proceeds
                                ----------   ---------   ---------
Series B Unit Offering          $ 133,853    $ 176,147   $ 310,000
                                             =========   =========
Beneficial conversion feature    (133,853)
                                ---------
Initial carrying value          $      --
                                =========

The above table includes the single unit sold during the fourth fiscal quarter.

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

                              ADZONE RESEARCH, INC.
                          (a development stage company)
           NOTES TO UNAUDITED CONDENSED QUARTERLY FINANCIAL STATEMENTS

NOTE L - BENEFICIAL CONVERSION DISCOUNT FEATURE ON PREFERRED STOCK (CONTINUED)

                                         Accretions      Dividends       Totals
                                          --------       --------       --------
Series A Unit Offering                    $269,696       $  9,290       $278,986
Series B Unit Offering                      61,972          2,751         64,723
                                          --------       --------       --------
                                          $331,668       $ 12,041       $343,709
                                          ========       ========       ========

Cumulative dividends as of December 31, 2003 include $4,446 in arrears.

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

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

During the nine months ended December 31, 2003, the Company realized revenue of $74,844 from certain government contracts for the Company's NetGet technologies. There are no additional contracts for this technology.

The Company incurred operating expenses of $1,807,471 for the nine months ended December 31, 2003 as compared to $660,670 for the nine months ended December 31, 2002. Production costs include salaries and wages and certain overhead expenses. Salaries and wages included $1,316,060 of stock based compensation during the nine months ended December 31, 2003 compared to $379,324 during the nine months ended December 31, 2002. During the current nine month period, the Company incurred consulting expenses of $115,456 related to business development. There was no such expense for the nine months ended December 31, 2002. Substantially all of this expense was recorded based upon stock-based compensation. Overall salaries and wages paid with cash decreased to preserve cash reserves. General and administrative expenses were curtailed substantially during the current quarter to preserve cash.

For the nine months ended December 31, 2003, the Company incurred a net loss of approximately $(1,755,853) as compared to a net loss of approximately $(668,747) for the nine months ended December 31, 2002 for the matters discussed above.

Preferred stock dividends and accretions relate to the Company's 9% Series A and Series B Convertible Preferred Stock offerings. The Company carries its preferred stock based upon amounts allocated to these securities in connection with certain unit offerings. The Company accretes the carrying value to its respective redemption values through periodic charges to retained earnings. Accretions during the nine months ended December 31, 2003 amounted to $326,894. Preferred stock dividends, paid and in arrears, which amounted to $16,487, plus accretions are reflected as reductions in net loss to arrive at loss applicable to common stockholders for purposes of our loss per common share computations. Preferred stock dividends will be recorded so long as the preferred stock is outstanding. Preferred stock accretions will be recorded periodically until the full redemption values are reflected.

Preferred stock is carried as an equity security in accordance with generally accepted accounting principles. There are no instances, irrespective of how remote, that the holders of preferred stock can require the Company to redeem shares for cash.

LIQUIDITY

The Company had approximately $45,500 in available cash at December 31, 2003 as compared to $8,100 at March 31, 2003 and approximately $14,000 at December 31, 2002. The Company attempts to maintain a cash balance sufficient to sustain corporate operations until such time as management can raise the funding necessary to advance its business plan.

Liquidity since inception has been principally through proceeds from notes payable and the sale of unregistered equity securities and the exercise of options granted under a plan registered on Form S-8 with the U. S. Securities and Exchange Commission.

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

We issued 300,000 shares of our common stock to an organization as compensation for consulting services performed on our behalf.

We issued an aggregate of 260,000 shares of our common stock to three of our employees as compensation for services performed on our behalf.

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