Form 10KSB/A
period 2004-03-31
ADZONE RESEARCH INC
filed 2005-07-13
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 2)

(Mark one)

|X| Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of
    1934

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

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period AdZone was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended March 31, 2004 was $74,844.

The aggregate market value of voting common equity held by non-affiliates as of March 31, 2004 was approximately $12,695,285.12, using the closing price of AdZone's common stock of $0.32 per share on March 31 2004.

As of March 31, 2004, there were 70,832,255 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes |_|  No |X|

                                EXPLANATORY NOTE

This Amendment on Form 10-KSB/A (Amendment No. 2) amends and restates in its entirety the following items of the Annual Report on Form 10-KSB and Amendment No. 1 of the Form 10-KSB/A for the fiscal year ended March 31, 2004 (the "2004 10-KSB/A") of Adzone Research, Inc. (the "Company") as initially filed with the Securities and Exchange Commission (the "SEC") on July 9, 2004 and amended on November 1, 2004 (the "original 2004 10-KSB"):

        Part II - Item 6.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

        Part II - Item 7.  Financial Statements

        Part II - Item 8A. Controls and Procedures

        Part IV - Item 13. Exhibits and Reports on Form 8-K

This Amendment is being filed to reflect the restatement of the Company's results for the fiscal years ended March 31, 2004 and 2003, as discussed in Note C to the Company's consolidated financial statements filed herewith. The Company has had discussions with the accounting staff (the "Staff") of the SEC with respect to (1) the valuation of equity securities issued to employees and non-employees and (2) the accounting and reporting for preferred stock that had also included the issuance of warrants and beneficial conversion features. After the Company's discussions with the Staff, and after the Company consulted with its independent registered public accounting firm, the Company determined the need to restate its annual and quarterly financial statements for fiscal 2004, and the first two quarterly financial statements for fiscal 2005. The effects of the restatements, in management's view, rises to the level of a material weakness in internal control, which is further discussed in Item 8A. of this annual report, as amended.

This Amendment speaks as of the end of the Company's fiscal year ended March 31, 2004 as required by Form 10-KSB or as of the date of the filing of the original 2004 10-KSB. Except for the restatement of certain historical financial information as described above, it does not update any of the statements contained in the original 2004 10-KSB. This Amendment contains forward-looking statements that were made at the time the original 2004 10-KSB was filed on July 9, 2004. It must be considered in light of any subsequent statements, including forward looking statements, in any reports made by the Company subsequent to the filing of the original 2004 10-KSB, including statements made in filings on Form 8-K and the Company's Quarterly Reports on Form 10-QSB.

                              ADZONE RESEARCH, INC.
                                  FORM 10-KSB/A
                                (AMENDMENT NO. 2)
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                                      INDEX

                                     PART I

                                                                           Page

Item 1.   Description of Business                                            1
Item 2.   Description of Property                                            5
Item 3.   Legal Proceedings                                                  5
Item 4.   Submission of Matters to a Vote of Security Holders                5

                                     PART II

Item 5.   Market for the Registrant's Common Equity and                      6
          Related Stockholder Matters
Item 6.   Management's Discussion and Analysis or Plan of Operation          8
Item 7.   Financial Statements                                              13
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                               13
Item 8A.  Controls and Procedures                                           14
Item 8B.  Other Information                                                 15

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(A) of the Exchange Act.            16
Item 10.  Executive Compensation                                            18
Item 11.  Security Ownership of Certain Beneficial Owners and Management    21
Item 12.  Certain Relationships and Related Transactions                    22
Item 13.  Exhibits and Reports on Form 8-K                                  23

                                     PART IV

Item 14.  Principal Accountant Fees and Services                            23

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

Given these uncertainties, readers of this Form 10-KSB/A and investors are cautioned not to place undue reliance on such forward-looking statements. AdZone disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Since our merger with AII, we have continued the business of AII as an Internet advertising research firm engaged in the extraction of data through the monitoring of Internet websites. The extracted data are then used to provide various market research statistics and other focused information as requested by AdZone's clients. AdZone is in it's development stage, and has focused principally on the development of its proprietary software, and has just begun to initiate efforts towards developing a significant revenue base.

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

AdZone continues to market its surveillance systems and data directly to various government agencies. AdZone has temporarily suspended its efforts in marketing its products at the state level and is instead currently focusing on more federal agency contracts and contracts through Autometric, Raytheon and Sarnoff.

AdZone was also negotiating with officials of the Global Public Health Intelligence Network, a world-wide public health organization based in Canada, and the World Health Organization based in Geneva, Switzerland, for possible contracts or grants to provide internet monitoring for possible bioterrorist activities. These negotiations were terminated during the year ended March 31, 2003.

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

In March of 2003, AdZone signed an agreement with Sarnoff Corp. to jointly market anti-terrorist services to government security agencies. The companies plan to offer technology that discovers and tracks clandestine communications by terrorist or other outlaw groups across the World Wide Web. Their combined expertise can produce advanced tools for uncovering and decoding hidden messages and other content embedded in the pixels of innocent-looking Web pages.

In April of 2003, AdZone signed an agreement with Autometric Inc (a subsidiary of the Boeing Corp). The companies will explore ways to integrate the NetGet TM technology with Autometrics range of products and services.

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

COMPETITION

AdZone has several competitors in the commercial arena, many of which have financial and other resources that are far greater than its own. AdZone's limited resources may hinder its ability to compete effectively. AdZone's principal competitor is Competitive Media Research (CMR), a division of Taylor Nelson Sofres, which offers expenditure information on close to 300 web sites as well as an online application for accessing certain of its data. Management believes that AdZone's product, although similar in methodology to CMR, is superior and that its database contains more information on a greater number of sites. In addition, Leading Web Advertisers (LWA) a.k.a. Evalient, another significant competitor, offers custom reports on banner creativity. Evalient was recently acquired by CMR.

EMPLOYEES

AdZone has 9 full time and two part time employees. None of AdZone's employees are represented by a union, and AdZone considers its employee relationships to be good.

SALES AND MARKETING

AdZone markets its products and services principally through e-mail distributions to selected target markets, through direct sales contacts, through the sales efforts of Executive Vice President Dan Wasserman, advisor General Paul Weaver and through its websites, www.adzoneinteractive.com, and www.adzoneresearch.com.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

AdZone distributes its products and services electronically through e-mailing its reports to the client, posting such reports to a private website that is accessible to the client, distribution of the report on a CD-ROM, or faxing its reports to the client location. In June 2002, AdZone concluded a Systems Integrator Agreement with Raytheon Company, whereby Raytheon agreed to demonstrate and promote sales of AdZone's proprietary software for defense and security applications. Any such sales of AdZone's software products through Raytheon, therefore, will be completed through sales of Raytheon's own technology with which AdZone's products will be integrated. In March of 2003, AdZone signed a joint marketing agreement with Sarnoff Corp. to jointly market its technology to various government agencies that Sarnoff already has contacts with. In April of 2003, AdZone signed a deal with Autometric agreeing to provide its technology to Autometric and their clients through Autometric contracts. AdZone will provide data, custom development and support to Autometric with the current contract and additional contracts under negotiation.

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

In the normal course of business, AdZone periodically extends unsecured credit to its customers which during fiscal 2004 were 100% derived from a sole source. Because of the credit risk involved, management will provide an allowance for doubtful accounts, which will reflect its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to us is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

AdZone owns its internet domain names, www.adzoneinteractive.com, www.adzoneresearch.com, and www.adzonereports.com and holds a common law copyright on all of its proprietary software. In June of 2003 AdZone applied for patent protection for its methodology and/or technology.

In addition, AdZone has no plans to enter into franchise, concession or labor contracts. In June 2002, AdZone concluded a Systems Integrator Agreement with Raytheon Company pursuant to which it granted Raytheon the right to integrate certain of AdZone's proprietary software for integration with Raytheon's software for defense and security applications. In March of 2003, AdZone signed a joint marketing agreement with Sarnoff Corp. to jointly market its technology to various government agencies that Sarnoff already has contacts with. In April of 2003 AdZone signed a deal with Autometric (A division of the Boeing Company) agreeing to provide it's technology to their clients through Autometric contracts.

NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

AdZone is not required to apply for or obtain any government approval for its products or services.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

AdZone is not currently subject to direct federal, state or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, it is possible that a number of laws and regulations may be adopted in the United States with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. In addition, due to the sensitive nature of the data extracted in its anti-terrorism programs, the US government could prohibit or restrict the markets that AdZone could sell to. The effect of this restriction, if any, is unknown. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed and/or enacted legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The adoption of such laws could create uncertainty in Internet usage and reduce the demand for all products and serves. AdZone is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of those laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for AdZone's products or services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

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

ITEM 3 - LEGAL PROCEEDINGS

AdZone is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. AdZone may be subject to a claim relating to certain previously leased facilities. In May 2000 AdZone executed a 5-year lease for a marketing premises in the Empire State Building in New York City. This office was closed prior to March 2001, and AdZone surrendered the premises to the landlord. The scheduled annual rental amount was approximately $65,145 for the period from May 1, 2000 through December 31, 2001; approximately $68,175 for the period from January 1, 2002 through August 31, 2003; and approximately $71,205 for the period from September 1, 2003 through April 30, 2005. Additionally, AdZone was responsible for its pro-rata share of increases in ad valorem taxes, utilities, insurance and common area operating costs over the base year expenses. The lease also provided that in the event of AdZone's early termination of the lease, AdZone would be responsible for supplemental amounts during the occupancy period using the effective annual rental yield of approximately $68,175 and the amounts actually paid by AdZone. AdZone has surrendered all security deposits to the landlord. To date, AdZone has not received any notice from the landlord demanding amounts in addition to such security deposits. Management cannot provide you any assurances, however, that such demand may not be made in the future.

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

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of $0.001 par value preferred stock. No shares of preferred stock have been issued. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution, or winding up of AdZone, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

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

The issuance of the shares and the warrants was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such
Securities Act and Regulation D promulgated thereunder based upon the representations of each of the Investors that it was an "accredited investor"(as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

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

PRODUCTION EXPENSES:

Salaries, wages and related costs:

For the fiscal year ended March 31, 2004, Adzone incurred wage related costs of $393,288 compared to $33,881 for the same period of the prior fiscal year. This increase was caused by additions to staff, and the creation of new positions to accommodate requirements for new revenue-producing contracts. The Company is investigating the use of interns to supplement salaried positions for standard monitoring for future contracts. See salaries, wages and related costs under the caption OPERATING EXPENSES, below, for information about stock-based compensation.

Direct occupancy and operating expenses:

For the fiscal year ended March 31, 2004, Adzone incurred operating-related expenses of $169,855 compared to $40,123 for the same period of the prior fiscal year. This increase was due to office related expansions, increased rent and building improvements. The Company's current facilities will accommodate foreseeable expansions.

OPERATING EXPENSES:

Salaries and wages and related costs:

For the fiscal year ended March 31, 2004, Adzone incurred wage related costs for Marketing of $1,469,238 compared to $330,678 for the prior fiscal year. This increase is due to the creation of our Marketing Division and related employee salaries. It is expected, that with increased contracts requiring monitoring and/or input the operating expenses for our Marketing Division may increase in the future.

Salaries and wages, including amounts allocated to PRODUCTION EXPENSES, above, included $1,463,953 and $120,188 of stock-based compensation during the fiscal years ended March 31, 2004 and 2003, respectively. Stock-based awards were made to Company officers and employees to preserve existing cash reserves. The Company has measured compensation associated with stock awards to employees using the closing market price for the Company's trading common stock on the dates of awards.

Consulting and professional fees:

For the fiscal year ended March 31, 2004, Adzone incurred consulting and professional fees of $1,038,963 compared to $582,931 for the prior fiscal year. Consultants have been used by the Company to identify revenue opportunities, and develop business strategies.

The Company compensated certain consultants and professionals with stock-based compensation. During the fiscal years ended March 31, 2004 and 2003, this expense category included $1,012,390 and $271,823 of stock-based compensation. The Company measures the compensation associated with stock awards to consultants and professional service providers using the closing market price for the Company's trading common stock on the dates of the awards. Management of the Company believes that the consultants will continue to accept stock-based compensation for their services, allowing the Company to preserve its cash reserves.

General and administrative expense:

For the fiscal year ended March 31, 2004, Adzone incurred general and administrative expense of $234,607 compared to $138,030 for the prior fiscal year. General and administrative expenses increased as a result of expanded efforts to develop revenue-producing contracts.

Depreciation:

Depreciation expense amounted to $5,469 for the fiscal year ended March 31, 2004 compared to $16,923 for the same period of the prior fiscal year. Depreciation decreased as a result of certain assets becoming fully depreciated during the current year. The Company currently has no commitments to acquire property or equipment at this time. However, new revenue producing contracts, when and if awarded, will require the Company to acquire additional computer equipment to support the contracts.

OTHER INCOME (EXPENSE):

Interest expense:

For the fiscal year ended March 31, 2004, Adzone incurred interest expense of $11,580 compared to $11,463 for the same period of the prior fiscal year. The Company's average loan balances have not changed in this time period, nor does it expect changes in the near future.

Lawsuit settlement:

During the fiscal year ended March 31, 2004, Adzone entered into a settlement related to occupancy agreements in the amount of $3,000.

NET LOSS:

Based upon the aforementioned discussion items, Adzone incurred a net loss of approximately $(3,251,821) for the fiscal year ended March 31, 2004, as compared to a net loss of approximately $(1,154,029) for the fiscal year ended March 31, 2003.

PREFERRED STOCK DIVIDENDS AND ACCRETIONS:

Preferred stock dividends and accretions relate to the Company's 9% Series A and 9% Series B Preferred Stock. The Company carries its preferred stock based upon amounts allocated to these securities in connection with certain unit offerings during the year. The Company accretes the carrying value to its respective redemption values through periodic charges to retained earnings. Accretions during the year ended March 31, 2004 amounted to $589,533. Preferred stock dividends, paid and in arrears, which amounted to $26,657, plus accretions are reflected as reductions in net loss to arrive at loss applicable to common stockholders for purposes of our loss per common share computations. Preferred stock dividends will be recorded so long as the preferred stock is outstanding. Preferred stock accretions will be recorded periodically until the full redemption values are reflected.

Preferred stock is carried as an equity security in accordance with generally accepted accounting principles. There are no instances, irrespective of how remote, that the holders of preferred stock can require the Company to redeem shares for cash.

LIQUIDITY AND CAPITAL RESOURCES

Conditions raising doubt about the Company's ability to continue as a going concern and management's plans:

The Company's financial statements have been prepared in accordance with Generally Accepted Accounting Principles, which contemplates that the Company will continue as a going concern for a reasonable period. As noted in the financial statements, the Company incurred a net loss of ($3,251,821) and used cash of ($961,402) in conducting its operations during the year ended March 31, 2004. In addition, since inception through March 31, 2004, the Company has incurred cumulative net losses of ($6,513,345) and has used cumulative cash of ($2,497,575) in conducting its operations. Finally, the Company incurred a net loss of ($2,758,559) and used cash of ($1,242,595) for the nine months ended December 31, 2004. These recurring negative trends raise substantial doubt about the Company's ability to continue as a going concern.

Operating cash flows for the remaining three months in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's operations. However, management currently believes that existing cash reserves of $633,535 as of December 31, 2004, coupled with (i) an outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement and
(ii) $136,370 of freely tradable marketable securities, will be sufficient to fund operating deficits for a period of approximately twelve months following December 31, 2004. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve months following December 31, 2004:

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

      c. The Company completed a three month U.S. Department of Defense contract in the second quarter of 2005 and collected $150,000 for said contract. Management of the Company is optimistic that the success of this contract will lead to follow on contracts with the government, although no such contracts have yet been awarded. However, management is actively negotiating three such proposals in the Defense Industry arena.

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

Management plans to continue to promote contracts with the U.S. Department of Defense and commercial uses of its technologies. There can be no assurances that the Company can execute revenue-producing contracts under acceptable terms and conditions.

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, the receipt of the final conditional traunch of the Nutmeg Subscription Agreement and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

Liquidity:

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

Liquidity during fiscal 2004 and 2003 was provided principally through the unregistered sales of equity securities, loans and the exercise of options under the company's stock option plan. There is no guarantee that we will be successful in raising cash from the sale of unregistered securities or through loans. Total proceeds from sales were approximately $1,568,870 during fiscal 2004 and $106,000 during Fiscal 2003.

PLAN OF OPERATION

The Company has initially identified three key potential markets for Adzone's products: businesses engaged in advertising research; agencies of the federal and of state governments and the defense and security industries. The Company's operations will continue to focus on mining of data and other information through the monitoring of Internet websites developed and maintained by independent third parties worldwide. Additionally, if the Company is able to obtain one or more contracts with governmental agencies or other organizations to provide internet monitoring for possible terrorist, cybercrime and/or bioterrorist activities, management intends to use its proprietary software in accordance with the requirements of such respective contracts. Adzone has been very successful in garnering support from many members of Congress, and Autometric (A division Of Boeing), Raytheon and Sarnoff Corp. Adzone feels this is excellent validation of its technology and the usefulness of its data.

Adzone plans to continue marketing its G-Stir product which reports on current and historical data in its clandestine message interception database. This product has been well received by the various interested parties within the Government and Defense Industry. Adzone intends to have sales with this and similar products in the near future. Adzone has numerous potential clients with which it is currently working.

Adzone also has developed an updated strategic business plan which incorporates an aggressive sales strategy in the defense area of our business. The plan also includes strategic alliances and acquisitions, to that end Adzone has retained Baltic Ventures run by Jeff Hale, former President of VNU USA. His experience brings considerable talents to AdZone in the field of acquisitions and integrations of acquired companies. His experience includes multiple acquisitions and research and defense company management. This should help Adzone in its goal of completing a strategically valuable acquisition.

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

Adzone continues to market its surveillance systems and data directly to various government agencies. Adzone has temporarily suspended its efforts in marketing its products at the state level and is instead currently focusing on more lucrative federal agency contracts and contracts through its partners Autometric (A division Of Boeing), Raytheon and Sarnoff.

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

CONTRACTUAL OBLIGATIONS

The table below reflects the Company's contractual obligations for the next five years.

                                  Less than       One to          Three to         After
                                  One Year      Three Years      Five Years      Five Years         Total
Long-term debt                   $  166,783              --      $       --      $       --      $  166,783
Short-term debt                      62,787              --              --              --          62,787
Employment agreements               269,333         718,333              --              --         987,666
Operating lease obligations          25,608          76,548              --              --         102,156

                                 --------------------------------------------------------------------------
                                 $  524,511      $  794,881      $       --      $       --      $1,319,392
                                 ==========================================================================

ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required accompanying financial statements begin on page F-1 of this Annual Report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 4, 2004, AdZone Research, Inc. notified S. W. Hatfield, CPA, ("SWH") that it has engaged Aidman, Piser & Company as the Company's auditor and as a consequence SWH was dismissed as the Company's auditors. On August 4, 2004, the Company engaged Aidman, Piser & Company as independent auditor of the Company for the fiscal year ending March 31, 2005. The action to engage Aidman, Piser & Company was taken upon the unanimous approval of the Board of Directors of the Company, which performs the function of the Audit Committee.

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

During the two most recent fiscal years and through August 4, 2004, the Company has not consulted with S. W. Hatfield, CPA regarding either:

      1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that S. W. Hatfield, CPA concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

      2. any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

SWH furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of such letter, dated August 4, 2004, was filed as Exhibit 16.1 to Form 8-K, filed with the Securities and Exchange Commission on August 4, 2004.

ITEM 8A - CONTROLS AND PROCEDURES

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

ITEM 8B -Other Information

None.

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

RUSSELL STOVER IVY

Russell Stover Ivy, age 36, is a Director of AdZone and was President of Executive Help from January 2001 until the merger with AdZone in August 2001. Mr. Ivy has been a consultant to small and medium sized companies for over 20 years. He has been involved in the start-up, design and implementation of numerous business ranging from small financial services corporations to publicly traded telecommunications companies. In 1998, Mr. Ivy was a consultant to IWL Communications, which merged with CapRoc Communications, which was later purchased by McLeod Communications. In 1999 and 2000, Mr. Ivy was a consultant to First Financial Group of America, where he served as Director of Operations. Mr. Ivy continues to consult for companies regarding their operational activities and goals. Mr. Ivy received a Bachelor's degree in international economics from Texas Tech University in 1991.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of
Business Conduct and Ethics will be posted on our website at http://www.adzoneinteractive.com.

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

                           SUMMARY COMPENSATION TABLE

                                                     Other Annual         Long-Term
                                                     Compensation       Compensation
                                                     (# of Share of  Awards (# Securities
Name and Positions       Year   Salary ($)  Bonus    Common Stock)    Underlying Options)
=========================================================================================
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

DIRECTOR COMPENSATION

From time to time the members of the board of directors receive shares of common stock at the discretion of the board for their services. The following table is a list of directors and the amount of shares each one had received as compensation:

------------------ -------------------- ----------------- ----------------------
NAME               TITLE                NUMBER OF SHARES  DATE OF ISSUANCE
------------------ -------------------- ----------------- ----------------------
John Conley        Advisory Director    50,000            February 28, 2003
------------------ -------------------- ----------------- ----------------------
                                        10,000            May 1, 2002
------------------ -------------------- ----------------- ----------------------
Jonathan White     Advisory Director    40,000            November 18, 2002
------------------ -------------------- ----------------- ----------------------
                                        50,000            February 28, 2003
------------------ -------------------- ----------------- ----------------------
Russell Ivy        Director             10,000            February 28, 2003
------------------ -------------------- ----------------- ----------------------
                                        50,000            September 3, 2003
------------------ -------------------- ----------------- ----------------------
                                        15,000            February 20, 2004
------------------ -------------------- ----------------- ----------------------
Warren Hamburger   Director             200,000           September 3, 2003
------------------ -------------------- ----------------- ----------------------
                                        15,000            February 20, 2004
------------------ -------------------- ----------------- ----------------------

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                       Percent of Total
               Number of Securities     Options/SAR's
                   Underlying         Granted to Employees    Exercise
Name          Options/SAR's Granted     In Fiscal Year       Price/Share     Expiration
----               -----------            --------               --------      --------
Charles Cardona     3,000,000               20.69%                 $0.10         2/5/10
John Cardona        3,000,000               20.69%                 $0.10         2/5/10

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                     Value of Unexercised
                                           Number of Unexercised             In-The-Money
                                           Securities Underlying              Option/SARs
Name            Shares Acquired   Value     Options/SARs At FY-End             At FY-End
                 On Exercise     Realized  Exercisable/Unexercisable          Exercisable
-----            ---------       -------   ------------------------        --------------
Charles Cardona      -0-            $0                7,000,000                       $0
John Cardona         -0-            $0                7,000,000                       $0

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

Position: CEO

Effective Date: February 5, 2004

BASE SALARY:

2004 - $161,000 annual
2005 - $181,000 annual
2006 - $191,000 annual

The initial base salary shall be reduced to $1,500 per week until such time as the company reaches a cash flow positive position for at least 1 month, or the company raises at least $2 Million within 12 months, or management deems that the company's cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

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

The Board of Directors shall at its discretion grant up to an additional $100,000 in bonus to Mr. Cardona on an annual basis.

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

Position: COO

Effective Date: February 5, 2004

BASE SALARY:

2004 - $161,000 annual
2005 - $181,000 annual
2006 - $191,000 annual

The initial base salary shall be reduced to $1500 per week until such time as the company reaches a cash flow positive position for at least 1 month, or the company raises at least $2 Million within 12 months, or management deems that the company's cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

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

The Board of Directors shall at its discretion grant up to an additional $100,000 in bonus to JCardona on an annual basis.

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

Other Agreements: Medical and Dental insurance is fully paid for the employee by the Company during the employment period. Company shall reimburse or pay for reasonable company vehicle expenses including lease or purchase payments, gas, tolls and repairs. AdZone Research agrees to defend employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to attorney's fee's legal fees, and miscellaneous expenses. Legal representation for John A. Cardona will continue beyond the term of this contract and will continue for the remainder of John A. Cardona's life.

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

                                                                  % of Class
Name and address                     Number of Shares         Beneficially Owned
----------------                     ----------------         ------------------
Charles Cardona                        22,352,422 (1)                 26.74%
17 Sunny Line Dr.
Calverton, NY 11933

John Cardona                           18,381,849 (2)                 19.35%
118 Overlook Dr.
Aquebogue, NY 11931

Daniel Wasserman                        3,081,000 (3)                  4.01%
20953 Cohasset Ter
Ashburn, VA

Warren Hamburger                        1,070,000                      2%
42 Fire Island Ave.
Babylon, NY 11702

Russell Ivy                                65,000                       .08%
211 West Sealy Street
Alvin, TX 77511

Richard A. McCann                       1,709,218                       .08%
116 Holcomb Cove Rd.
Candler, NC 28715

All Executive Officers and
Directors of AdZone as
a Group (6 persons)                    46,659,489                     52.26%

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

(2) Includes 7,000,000 shares that may be acquired upon exercise of stock options granted to Mr. Cardona at exercise prices ranging from $0.10 to $1.75 per share. Excludes securities owned by Charles Cardona, Mr. Cardona's brother; 12,849 shares owned by Michael Cardona, Mr. Cardona's brother; and 198,183 shares owned by Valerie Cardona, Mr. Cardona's mother, with respect to all of which Mr. Cardona disclaims beneficial ownership. Plus 4,000,000 shares owed to Mr. Cardona under the agreement, which he loaned AdZone 4,000,000 shares for the purpose of a stock loan.

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

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
-------
3.1     Certificate of Incorporation **
3.2     By-Laws **
10.1    Consulting Agreement dated as of October 26, 2001 with Theresa A. Kober
        ***
10.2 Consulting Agreement dated as of November 2, 2001 with Blanchfield, King, Kober & Company, P.C. +
10.3    Consulting Agreement dated as of Thomas F. Gavin
10.4 Consulting Agreement dated as of February 5, 2002 with International Standard Consulting Corporation +++
10.5    Employment Agreement dated February 5, 2004 with Charles Cardona
10.6    Employment Agreement dated as of February 5, 2004 with John Cardona
10.7    Systems Integration Agreement dated as of June 21 2002 with Raytheon
        Company
10.8 A-K Consulting agreements with Kyle Kennedy Dated Aug. 19, 2002 - May 22, 2003
10.9    Stipulation of Settlement with Sheldon Katz , Sept. 2002
10.10   Multimedia Web Site design contract with Jason Genet dated Oct. 16, 2002
10.11   Investment Banking Agreement with Spartan Securities dated Nov. 27, 2002
10.12   Agreement to borrow shares for stock loans dated Mar. 7, 2003
10.13   Joint Marketing agreement with Sarnoff Corp. dated Mar. 3, 2003
10.14   Warrant agreement with Tom Gavin dated Mar. 12, 2003
10.15   Agreement with Boeing Autometric Division dated April 2003.
23.1    Consent of Registered Independent Accounting Firm
31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S. C. Section 1350

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

REPORTS ON FORM 8-K:

AdZone filed two reports on form 8-K during the quarter ended March 31, 2004. Information regarding the items reported on is as follows:

DATE OF REPORT             ITEM REPORTED ON
--------------             ----------------
February 11, 2004          AdZone announced the private placement of $300,000.
March 30, 2004             AdZone disseminated a corporate update.

ITEM 14- PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to S. W. Hatfield, CPA of Dallas, Texas:

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, AdZone caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       ADZONE RESEARCH, INC.

Dated: July 13, 2005                   By:  /s/ Charles Cardona
                                       ----------------------------------------
                                       Charles Cardona, Chief Executive Officer
                                       and Principal Financial and Accounting
                                       Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of AdZone and in the capacities and on the date indicated.

Dated: July 13, 2005                 By:  /s/ Charles Cardona
                                       ----------------------------------------
                                       Charles Cardona, Chairman of the Board

Dated: July 13, 2005                 By:  /s/ John Cardona
                                       ----------------------------------------
                                       John Cardona, Director

Dated: July 13, 2005                 By:  /s/ Warren Hamburger
                                       ----------------------------------------
                                       Warren Hamburger, Director

Dated: July 13, 2005                 By:  /s/ Russell Ivy
                                       ----------------------------------------
                                       Russell Ivy, Director

Dated: July 13, 2005                 By:  /s/ Richard A. McCann
                                       ----------------------------------------
                                       Richard A. McCann, Director

                              ADZONE RESEARCH, INC.
                              FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2004 AND 2003

                                    CONTENTS

                                                                                   Page
                                                                                   ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                             F-2

FINANCIAL STATEMENTS (RESTATED)

   Balance Sheet as of March 31, 2004                                               F-3

   Statements of Operations and Comprehensive Income for the years ended March 31, 2004 and 2003 and for the period  from February  28, 2000
     (date of inception) through March 31, 2004                                     F-4

   Statements  of Changes in  Shareholders' Equity for the period from
     February 28, 2000 (date of inception) through March 31, 2004                   F-6

   Statements of Cash Flows for the years ended March 31, 2004 and 2003 and for the period from February 28, 2000 (date of inception)
     through March 31, 2004                                                         F-10

   Notes to Financial Statements                                                    F-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Adzone Research, Inc.

We have audited the accompanying balance sheet of Adzone Research, Inc. (a Development Stage Company) as of March 31, 2004, and the related statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended March 31, 2004 and the period from inception (February 28, 2000) to March 31, 2004. These financial statements are the responsibility of Adzone's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adzone Research, Inc. at March 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note D, the Company has incurred substantial losses and has used significant levels of cash in developing its operations since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period. Management's plans with respect to this uncertainty are discussed in Note D to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully discussed in Note C, the accompanying financial statements for the years ended March 31, 2004 and 2003 have been restated for errors made in the determination of stock-based compensation. In addition, the financial statements have been restated for errors made in the allocation of proceeds from unit offerings to all instruments sold in connection with the offerings, and beneficial conversion features. As a result of these errors, net loss and loss applicable to common stockholders, for the year ended March 31, 2004, as restated, is $1,516,716 and $2,132,906 higher, respectively, than previously reported and net loss and loss applicable to common stockholders for the year ended March 31, 2003, as restated, are both $226,493 higher than previously reported.

                                            /s/ AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida
June 29, 2005

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                                 BALANCE SHEET
                                 March 31, 2004

                                                                      March 31,
                                                                        2004
                                                                    -----------
                                                                     (Restated)
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                         $   622,797
   Prepaid expenses and other                                           134,272
                                                                    -----------
     TOTAL CURRENT ASSETS                                               757,069
                                                                    -----------
PROPERTY AND EQUIPMENT - AT COST                                         62,098
   Accumulated depreciation                                             (51,675)
                                                                    -----------
     NET PROPERTY AND EQUIPMENT                                          10,423
                                                                    -----------
OTHER ASSETS
   Restricted cash - preferred stock dividend reserve                    37,266
   Security deposits and other                                            1,089
                                                                    -----------
     TOTAL OTHER ASSETS                                                  38,355
                                                                    -----------
TOTAL ASSETS                                                        $   805,847
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                                    $    62,787
   Accounts payable - trade                                             297,389
   Accrued dividends payable                                                583
   Accrued officer compensation                                         160,926
                                                                    -----------
     TOTAL CURRENT LIABILITIES                                          521,685
                                                                    -----------
LONG-TERM LIABILITIES
   Notes payable                                                        166,783
                                                                    -----------
     TOTAL LIABILITIES                                                  688,468
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (Note S)                                       --
SHAREHOLDERS' EQUITY
   Preferred stock - $0.001 par value.  20,000,000 shares
   authorized:
     Series A - 50 shares authorized; 24.2194
       shares issued and outstanding                                    278,530
     Series B - 100 shares authorized; 31.0000
       shares issued and outstanding                                    240,286
   Common stock - $0.001 par value. 200,000,000
       shares authorized; 70,832,255 shares issued
     and outstanding                                                     70,832
   Additional paid-in capital                                         6,690,030
   Deficit accumulated during the development stage                  (7,129,534)
                                                                    -----------
                                                                        150,144
   Stock subscription receivable                                        (30,550)
   Treasury stock - at cost (25,000 shares)                              (2,215)
                                                                    -----------
     TOTAL SHAREHOLDERS' EQUITY                                         117,379
                                                                    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   805,847
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended March 31, 2004 and 2003 and
            Period from February 28, 2000 (date of inception) through
                                 March 31, 2004

                                                                             Period from
                                                                          February 28, 2000
                                                                         (date of inception)
                                             Year ended       Year ended       through
                                           March 31, 2004   March 31, 2003  March 31, 2004
                                           --------------   --------------  --------------
                                               (Restated)       (Restated)    (Restated)
REVENUES                                      $    74,844    $        --    $   158,850
                                              -----------    -----------    -----------

PRODUCTION EXPENSES
   Salaries, wages and related costs              393,288         33,881      1,147,633
   Direct occupancy and operating expenses        169,855         40,123        428,481
                                              -----------    -----------    -----------
     Total production expenses                    563,143         74,004      1,576,114
                                              -----------    -----------    -----------

GROSS (LOSS)                                     (488,299)       (74,004)    (1,417,264)
                                              -----------    -----------    -----------

OPERATING EXPENSES
   Selling, general and marketing expenses:
     Salaries, wages and related costs          1,469,238        330,678      2,413,906
     Consulting and professional fees           1,038,963        582,931      1,805,101
     General and administrative expense           234,607        138,030        747,021
   Depreciation                                     5,469         16,923         58,750
                                              -----------    -----------    -----------
       Total operating expenses                 2,748,277      1,068,562      5,024,778
                                              -----------    -----------    -----------

LOSS FROM OPERATIONS                           (3,236,576)    (1,142,566)    (6,442,042)

OTHER INCOME (EXPENSE)
   Interest and other income                          298             --          4,636
   Interest expense                               (11,580)       (11,463)       (36,160)
   Lawsuit settlement                              (3,000)            --        (23,000)
   Loss on disposition of equipment                  (963)            --        (16,779)
                                              -----------    -----------    -----------

NET LOSS                                       (3,251,821)    (1,154,029)    (6,513,345)

OTHER COMPREHENSIVE INCOME                             --             --             --
                                              -----------    -----------    -----------

COMPREHENSIVE LOSS                            $(3,251,821)   $(1,154,029)   $(6,513,345)
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

                                                                         Period from
                                                                      February 28, 2000
                                                                     (date of inception)
                                        Year ended      Year ended        through
                                      March 31, 2004  March 31, 2003   March 31, 2004
                                      --------------  --------------   --------------
                                        (Restated)     (Restated)        (Restated)
RECONCILIATON OF NET LOSS TO LOSS
APPLICABLE TO COMMON STOCKHOLDERS:

NET LOSS                               $ (3,251,821)   $ (1,154,029)   $ (6,513,345)
                                       ------------    ------------    ------------
PREFERRED STOCK DIVIDENDS
     AND ACCRETIONS:
     Accretions of preferred stock
       carrying values to redemption
       values                              (589,533)             --        (589,533)
     Preferred dividends paid               (26,657)             --         (26,657)
                                       ------------    ------------    ------------
TOTAL PREFERRED STOCK DIVIDENDS AND
ACCRETIONS                                 (616,190)             --        (616,190)
                                       ------------    ------------    ------------
LOSS APPLICABLE TO COMMON
SHAREHOLDERS                           $ (3,868,011)   $ (1,154,029)   $ (7,129,535)
                                       ============    ============    ============

LOSS PER COMMON SHARE:
   BASIC AND DILUTED LOSS PER
   COMMON SHARE                        $      (0.06)   $      (0.03)   $      (0.20)
                                       ============    ============    ============
   WEIGHTED AVERAGE COMMON SHARES
   USED IN BASIC AND DILUTED LOSS
   PER COMMON SHARE                      62,374,341      36,670,763      35,891,430
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

                                                                                                              Deficit
                                                                                                            accumulated
                                          Preferred Stock              Common Stock           Additional      in the
                                    -------------------------   -------------------------      paid-in      development
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

                                                                                                                          Deficit
                                                                                                                        accumulated
                                                    Preferred Stock               Common Stock           Additional       in the
                                               -------------------------   --------------------------      paid-in      development
                                                  Shares        Amount       Shares          Amount        capital         stage
                                               -----------   -----------   -----------    -----------    -----------    -----------
BALANCES,
   MARCH 31, 2001                                       --   $        --    28,018,665    $    28,019    $ 1,370,501    $(1,495,865)
Conversion of AdZone
   Interactive, Inc. common
   stock to AdZone Research,
   Inc. common stock                                    --            --   (10,018,643)       (10,019)        10,019             --
Effect of reverse merger with
   AdZone Research, Inc.                                --            --     5,346,000          5,346         (5,346)            --
                                               -----------   -----------   -----------    -----------    -----------    -----------
BALANCES AT MARCH 31, 2001
POST-REVERSE ACQUISITION --                                           --    23,346,022         23,346      1,375,174     (1,495,865)
Issuance of common stock for
   Conversion of
     short-term debt                                    --            --       360,000            360         21,240             --
   Cash                                                 --            --       744,442            744         39,656             --
   Lawsuit settlement                                   --            --       500,000            500         19,500             --
   Professional services                                --            --     1,531,666          1,532        115,668             --
Net loss for the year                                   --            --            --             --             --       (611,630)
                                               -----------   -----------   -----------    -----------    -----------    -----------
BALANCES AT
   MARCH 31, 2002                                       --            --    26,482,130         26,482      1,571,238     (2,107,495)
Issuance of common stock for
   Cash                                                 --            --     2,413,334          2,413        103,587             --
   Exercise of granted
     Options (restated)                                 --            --     9,350,000          9,350        131,450             --
   Directors fees                                       --            --       160,000            160          8,140             --
   Employee compensation (restated)                                   --     5,790,000          5,790        179,398             --
   Professional services (restated)                                   --     5,900,998          5,901        208,670             --
Issuance of stock options for
  services (restated)                                   --            --            --                       218,000             --
Issuance of warrants for services (restated)                                        --             --         57,252             --
Net loss for the year (restated)                                      --            --             --             --     (1,154,029)
                                               -----------   -----------   -----------    -----------    -----------    -----------
BALANCES AT
   MARCH 31, 2003                                       --   $        --    50,096,462    $    50,096    $ 2,477,735    $(3,261,524)
                                               ===========   ===========   ===========    ===========    ===========    ===========

                                                  Stock        Treasury
                                              subscription       Stock
                                               receivable       at cost           Total
                                               -----------    -----------      -----------
BALANCES AT MARCH 31, 2001                     $        --    $        --      $   (97,345)
Conversion of AdZone
   Interactive, Inc. common
   stock to AdZone Research,
   Inc. common stock                                    --             --               --
Effect of reverse merger with
   AdZone Research, Inc.                                --             --               --
                                               -----------    -----------      -----------
BALANCES AT MARCH 31, 2001
   POST-REVERSE ACQUISITION                             --             --          (97,345)
Issuance of common stock for
   Conversion of short-term debt                        --             --           21,600
   Cash                                                 --             --           40,400
   Lawsuit settlement                                   --             --           20,000
   Professional services                                --             --          117,200
Net loss for the year                                   --             --         (611,630)
                                               -----------    -----------      -----------
BALANCES AT MARCH 31, 2002                              --             --         (509,775)

Issuance of common stock for
   Cash                                                 --             --          106,000
   Exercise of granted options (restated)          (14,800)            --          126,000
   Directors fees                                       --             --            8,300
   Employee compensation (restated)                     --             --          185,188
   Professional services (restated)                     --             --          214,571
Issuance of stock options for
  services (restated)                                   --             --          218,000
Issuance of warrants for services (restated)            --             --           57,252
Net loss for the year (restated)                        --             --       (1,154,029)
                                               -----------    -----------      -----------
BALANCES AT MARCH 31, 2003 (restated)          $   (14,800)   $        --      $  (748,493)
                                               ===========    ===========      ===========

The accompanying notes are an integral part of these financial statements.

                                                                                                                    Deficit
                                                                                                                  accumulated
                                              Preferred Stock                  Common Stock         Additional       in the
                                         --------------------------    -------------------------     paid-in       development
                                            Shares         Amount         Shares       Amount        capital         stage
                                         -----------    -----------    -----------   -----------   -----------    -----------
BALANCES AT
  MARCH 31, 2003 (restated)                       --    $        --     50,096,462   $    50,096   $ 2,477,735    $(3,261,524)

Issuance of preferred stock and
warrants:
   Series A Unit Offering (a)                  34.85         51,528             --            --       296,972             --
   Series B Unit Offering (b)                  31.00             --             --            --       310,000             --
Accretions of discounts
   on preferred stock                             --        589,533             --            --            --       (589,533)
Preferred stock dividends paid                    --             --             --            --            --        (26,657)
Redemption of preferred stock:
   Series A Preferred Stock                   (10.63)      (122,245)            --            --            --             --
Issuance of common stock for:
   Cash                                           --             --        772,333           773        61,127             --
   Exercise of stock options                      --             --      3,025,000         3,025       861,195             --
   Employee compensation                          --             --     14,054,000        14,054     1,388,926             --
   Professional services                                         --      2,304,460         2,304       598,164             --
   Director fees                                  --             --        280,000           280        30,520             --
   Cost of obtaining capital                      --             --        300,000           300          (300)            --
   Purchase of treasury stock                     --             --             --            --            --             --
Issuance of stock options for services                           --             --            --       543,020             --
Issuance of warrants for services                 --             --             --            --       122,672             --
Net loss for the year                             --             --             --            --            --     (3,251,821)
                                         -----------    -----------    -----------   -----------   -----------    -----------
RESTATED BALANCES AT
MARCH 31, 2004                                 55.22    $   518,816     70,832,255   $    70,832   $ 6,690,031    $(7,129,535)
                                         ===========    ===========    ===========   ===========   ===========    ===========

                                            Stock        Treasury
                                         subscription      Stock
                                          receivable      at cost         Total
                                         -----------    -----------    -----------
BALANCES AT MARCH 31, 2003 (restated)    $   (14,800)   $        --    $  (748,493)

Issuance of preferred stock and
warrants:
   Series A Unit Offering (a)                     --             --        348,500
   Series B Unit Offering (b)                     --             --        310,000
Accretions of discounts
   on preferred stock                                            --             --
Preferred stock dividends paid                    --             --        (26,657)
Redemption of preferred stock:
   Series A Preferred Stock                       --             --       (122,245)
Issuance of common stock for:
   Cash                                           --             --         61,900
   Exercise of stock options                 (15,750)            --        848,470
   Employee compensation                          --             --      1,402,980
   Professional services                          --             --        600,468
   Director fees                                  --             --         30,800
   Cost of obtaining capital                      --             --             --
   Purchase of treasury stock                     --         (2,215)        (2,215)
Issuance of stock options for services            --             --        543,020
Issuance of warrants for services                 --             --        122,672
Net loss for the year                             --             --     (3,251,821)
                                         -----------    -----------    -----------
RESTATED BALANCES
AT MARCH 31, 2004                        $   (30,550)   $    (2,215)   $   117,379
                                         ===========    ===========    ===========

INFORMATION ABOUT THE ALLOCATION OF PREFERRED UNIT OFFERING PROCEEDS:

(a) Series A Unit Offering proceeds were allocated $51,528 to Series A Preferred Stock, $147,884 to warrants and $149,088 to a beneficial conversion feature embedded in the Series A Preferred Stock.

(b) Series B Unit Offering proceeds were allocated $-0- to Series B Preferred Stock, $176,146 to warrants and $133,854 to a beneficial conversion feature embedded in the Series B Preferred Stock.

   The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                     Years ended March 31, 2004 and 2003 and
   Period from February 28, 2000 (date of inception) through March 31, 2004

                                                                                    Period from
                                                                                 February 28, 2000
                                                                                (date of inception)
                                                     Year ended      Year ended       through
                                                   March 31, 2004  March 31, 2003  March 31, 2004
                                                      -----------    -----------    -----------
                                                       (Restated)     (Restated)    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                            $(3,251,821)   $(1,154,029)   $(6,513,345)
   Adjustments to reconcile net loss to
     net cash provided by operating activities
       Depreciation                                         5,469         16,923         58,750
       Loss on disposition of equipment                       963             --         16,779
       Stock-compensation:
         Salaries, wages and bonuses                    1,656,750        185,188      1,937,638
         Professional services                          1,012,390        461,823      1,625,833
         Directors fees                                    30,800          8,300         39,100
         Lawsuit settlement                                    --             --         20,000
       Changes in operating assets and liabilities:
         Prepaid expenses and other                       (98,897)        14,800       (103,022)
             Deposits and other assets                    (37,965)         1,800        (38,355)
         Accounts payable and accrued liabilities         130,343         46,231        298,121
         Accrued officers compensation                   (409,434)       211,428        160,926
         Accrued interest payable                              --         (1,078)            --
                                                      -----------    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                    (961,402)      (208,614)    (2,497,575)
                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid to purchase property and equipment            (5,250)          (608)       (91,851)
   Cash received on disposition of equipment                   --             --          5,900
                                                      -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                      (5,250)          (608)       (85,951)
                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                   910,370        232,000      2,472,770
   Sale of preferred stock                                658,500             --        658,500
   Principal received from notes payable                  166,783             --        254,341
   Cash paid to redeem preferred stock                   (122,245)            --       (122,245)
   Financing costs                                             --             --        (25,000)
   Net cash activity on officer and
     employee advances                                         --        (14,694)            --
   Cash paid for preferred stock dividends                (26,657)            --        (26,657)
   Principal paid on notes payable                         (3,171)            --         (3,171)
   Cash paid to acquire treasury stock                     (2,215)            --         (2,215)
                                                      -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,581,365        217,306      3,206,323
                                                      -----------    -----------    -----------
INCREASE (DECREASE) IN CASH                               614,713          8,084        622,797
Cash at beginning of period                                 8,084             --             --
                                                      -----------    -----------    -----------
CASH AT END OF PERIOD                                 $   622,797    $     8,084    $   622,797
                                                      ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              ADZONE RESEARCH, INC.
                          (a development stage company)
                       STATEMENTS OF CASH FLOWS - CONTINUED
                     Years ended March 31, 2004 and 2003 and
            Period from February 28, 2000 (date of inception) through
                                 March 31, 2004

                                                                            Period from
                                                                          February 28, 2000
                                                                         (date of inception)
                                            Year ended       Year ended       through
                                          March 31, 2004   March 31, 2003  March 31, 2004
                                           -------------   -------------   -------------
                                            (Restated)                       (Restated)
SUPPLEMENTAL DISCLOSURE OF
   INTEREST AND INCOME TAXES PAID
     Interest paid for the period          $       6,029   $       2,527   $       8,556
                                           =============   =============   =============
     Income taxes paid for the period      $          --   $          --   $          --
                                           =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

     Common stock issued for
        prepaid interest                   $          --   $          --   $      31,250
                                           =============   =============   =============
     Common stock issued in repayment of
       short-term debt                     $          --   $          --   $      21,600
                                           =============   =============   =============
     Common stock issued in exchange for
       Stock subscription receivable       $          --   $      14,800   $          --
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

The Company's business plan has not been fully implemented and, accordingly, has not fully commenced operations. The Company has had no substantial operations or substantial revenues since inception and is considered to be in the development stage.

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

For accounting purposes, the acquisition of AdZone, on August 10, 2001, by the Company effected a change in control and was accounted for as a" reverse acquisition" whereby AdZone is the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to August 10, 2001, the financial statements of the Company reflect the historical financial statements of AdZone from its inception on February 28, 2000 and the operations of the Company subsequent to the August 10, 2001 transaction date.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE C - CORRECTION OF ERRORS AND FINANCIAL STATEMENT RESTATEMENT

During the fiscal years ended March 31, 2004 and 2003, the Company estimated the fair market value of equity securities issued to employees and non-employees, using a discount to trading market values of the Company's common stock. The Company has reevaluated the use of such discounts and determined that the trading market value of the Company's common stock on the date of award was the more appropriate value of the securities. Additionally, certain common stock options and warrants were not recognized in the financial statements. Compensation costs associated with these issuances have now been adjusted. In addition, this adjustment, as reflected in the tables below, reflects the allocation of certain stock-based compensation awards to the quarters in which the award occurred. All stock based compensation awards commencing in the fiscal year ended March 31, 2005 have been recorded based upon the trading market price of the Company's common stock, which practice became the Company's policy effective with the first fiscal quarter of that fiscal year.

During fiscal year ended March 31, 2004, the Company sold Preferred Stock, with Warrants to acquire the Company's common stock, in two separate offerings. The adjustment in the tables below reflects the effect on loss applicable to common stockholders and loss per common share of the allocation of proceeds from these unit offerings to (i) the warrants and (ii) beneficial conversion features underlying the convertible preferred stock. As a result of this allocation, the discount to the carrying value of the preferred stock has been accreted through charges to retained earnings over a period of 180 days following the offer, which was the first contractual date that the preferred stockholders were entitled to convert the preferred stock into common stock.

The aforementioned adjustments did not affect any major classification of asset or liability. Rather, the adjustments only affect the components of stockholders equity. As a result, the balance sheet effects of these adjustments have been omitted.

The Company is currently in the process of responding to questions posed by the Staff of the Securities and Exchange Commission regarding, among other matters, the subject adjustments. In addition, the Company believes that the above adjustments will require the amendment of the quarterly financial filings during fiscal year ended March 31, 2004. The Company intends to resolve all remaining questions of the Staff and file such amendments as soon as practicable.

As a result of the above matters, the Company has restated its financial statements included in its original filing on Form 10-KSB for the year ended March 31, 2004, for the following matters:

                                                                       Period from
                                                                     February 28, 2000
                                                                    (date of inception)
                                         Year ended      Year ended       through
                                      March 31, 2004   March 31, 2003 March 31, 2004
                                        -----------    -----------    -----------
Net loss, as originally reported        $(1,735,105)   $  (927,536)   $(4,770,136)

Adjustments to increase the value of
stock-based compensation to market
values on dates issued or granted and
to recognize stock options and/or
  warrants issued                        (1,516,716)      (226,493)    (1,743,209)

                                        -----------    -----------    -----------
Net Loss, as restated                   $(3,251,821)   $(1,154,029)   $(6,513,345)
                                        ===========    ===========    ===========

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE C - CORRECTION OF ERRORS AND FINANCIAL STATEMENT RESTATEMENT (CONTINUED)

                                                                              Period from
                                                                           February 28, 2000
                                                                          (date of inception)
                                            Year ended       Year ended         through
                                          March 31, 2004   March 31, 2003    March 31, 2004
                                          -------------    -------------    -------------
Loss applicable to common stockholders,
   as originally reported                 $  (1,735,105)   $    (927,536)   $  (4,770,136)

Adjustment to increase the value of
stock-based compensation to market
values on dates issued or granted and
to recognize stock options and warrants
issued                                       (1,516,716)        (226,493)      (1,743,209)

Preferred stock dividends and
accretion                                      (616,190)              --         (616,190)
                                          -------------    -------------    -------------
Loss applicable to common stockholders,
   as restated                            $  (3,868,011)   $  (1,154,029)   $  (7,129,535)
                                          =============    =============    =============

Loss per common share as applicable
  to common stockholders,
   as originally reported                 $       (0.03)   $       (0.03)   $       (0.13)

Adjustment to increase the value of
stock-based compensation to market
values on dates issued or granted                 (0.02)             (--)           (0.05)

Preferred stock dividends and
accretion                                         (0.01)             (--)           (0.02)
                                          -------------    -------------    -------------
Loss per common share as applicable
  to common stockholders,
  as restated                             $       (0.06)   $       (0.03)   $       (0.20)
                                          =============    =============    =============

The effects of the above adjustments on the Company's quarterly filings during the year ended March 31, 2004, are as follows, for each quarterly period (Unaudited):

                                                    Quarterly Period Ended
                                   --------------------------------------------------------
                                     June 30,     September 30,  December 31,     March 31,
                                       2003           2003          2003            2004
                                   -----------    -----------    -----------    -----------
Net loss, as reported              $   (77,042)   $  (362,579)   $  (240,080)   $(1,055,404)
Adjustment to increase the value
of stock-based compensation to
market values on dates issued or
granted                                (46,495)    (1,245,670)       216,013       (440,564)
                                   -----------    -----------    -----------    -----------
Net loss, as restated              $  (123,537)   $(1,608,249)   $   (24,067)   $(1,495,968)
                                   ===========    ===========    ===========    ===========

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE C - CORRECTION OF ERRORS AND FINANCIAL STATEMENT RESTATEMENT (CONTINUED)

                                                    Quarterly Period Ended
                                    --------------------------------------------------------
                                      June 30,    September 30,   December 31,     March 31,
                                        2003           2003          2003            2004
                                    -----------    -----------    -----------    -----------
Loss applicable to common shares,
   as reported                      $   (77,042)   $  (362,579)   $  (240,080)   $(1,055,404)
Adjustment to increase the value
of stock-based compensation to
market values on dates issued or
granted                                 (46,495)    (1,245,670)       216,013       (440,564)
Preferred stock dividends and
   accretions                                --        (95,412)      (248,297)      (272,481)
                                    -----------    -----------    -----------    -----------
Loss applicable to common shares,
  as restated                       $  (123,537)   $(1,703,661)   $  (272,364)   $(1,768,449)
                                    ===========    ===========    ===========    ===========

Loss per common share applicable
  to common stockholders,
   as reported                      $     (0.00)   $     (0.01)   $     (0.00)   $     (0.02)
                                    ===========    ===========    ===========    ===========

Loss per common share applicable
  to common stockholders,
   as restated                      $     (0.00)   $     (0.03)   $     (0.00)   $     (0.03)
                                    ===========    ===========    ===========    ===========

NOTE D - GOING CONCERN UNCERTAINTY

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern for a reasonable period. As noted in the accompanying financial statements, the Company incurred a net loss of ($3,251,821) and used cash of ($961,402) in conducting its operations during the year ended March 31, 2004. In addition, since inception through March 31, 2004, the Company has incurred cumulative net losses of ($6,513,345) and has used cumulative cash in operations of ($2,497,575) in conducting its operations. Finally, the Company incurred a net loss of ($2,758,599) and used cash in operations of ($1,242,595) for the nine months ended December 31, 2004 (unaudited). These recurring negative trends raise substantial doubt about the Company's ability to continue as a going concern.

Operating cash flows for the remaining three months in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's operations. However, management currently believes that existing cash reserves of $633,535 as of December 31, 2004, coupled with (i) an outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement and
(ii) $136,370 of freely tradable marketable securities, will be sufficient to fund operating deficits for a period of approximately twelve months following December 31, 2004. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve months following December 31, 2004:

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE D - GOING CONCERN UNCERTAINTY (CONTINUED)

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

Management plans to continue to promote contracts with the U.S. Department of Defense and Commercial uses of its technologies. There can be no assurances that the Company can execute revenue-producing contracts under acceptable terms and conditions.

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, the receipt of the final conditional traunch of the Nutmeg Subscription Agreement and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Cash and cash equivalents

      For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.    Accounts receivable and revenue recognition

      In the normal course of business, the Company periodically extends unsecured credit to its customers which during Fiscal 2004 were 100% derived from a sole source. Because of the credit risk involved, management will provide an allowance for doubtful accounts which will reflect its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

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

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization. As of March 31, 2004 and 2003, the deferred tax asset is related solely to the Company's net operating loss carryforward and is fully reserved.

8.    Loss per common share

      Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

      As of March 31, 2004 and 2003, the Company's outstanding stock options and warrants are deemed to be anti-dilutive due to the Company's net operating loss position.

9.    Stock-based compensation

      The Company uses stock-based compensation arrangements to compensate employees and professional service providers and consultants. The Company accounts for and reports its stock-based employee compensation arrangements using the intrinsic method outlined in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations. In all instances, involving Employee and non-employee stock-based compensation, the Company uses the trading market value of the common stock on the date of the award to measure compensation expense.

      The  following  tabular  presentation  reflects   supplemental   financial
      information related to stock-based employee compensation:

                                     March 31,      March 31,      Inception
                                       2004            2003         to-date
                                    -----------    -----------    -----------
Net loss applicable to common
      stockholders, as reported     $(3,868,011)   $(1,154,029)   $(7,129,535)
                                    ===========    ===========    ===========
Stock-based employee compensation
 included in net loss               $(1,656,750)   $  (185,188)   $(1,937,638)
                                    ===========    ===========    ===========
Stock-based employee compensation
 using the fair value model         $(5,193,563)   $  (171,250)   $(2,162,225)
                                    ===========    ===========    ===========
Pro forma net loss applicable to
 common stockholders                $(7,404,824)   $(1,140,091)   $(7,354,122)
                                    ===========    ===========    ===========

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

9.    Stock-based compensation (continued)

Loss applicable to common
  stockholders, as reported         $     (0.05)   $     (0.03)   $     (0.18)
                                    ===========    ===========    ===========
Pro forma net loss applicable
  to common stockholders            $     (0.10)   $     (0.03)   $     (0.20)
                                    ===========    ===========    ===========

      The Black Scholes Valuation Model is used to estimate fair values of employee stock options. Significant assumptions included an average expected term of sixty months; a volatility factor of 360%; and, a risk free interest rate of 3.0%.

10.   Research and development

      The Company expenses research and development expenses as they are incurred. The Company expended approximately $566,000 and $88,000 during fiscal 2004 and 2003, respectively, for the maintenance and upgrading of its proprietary software.

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

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE H - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2004:

                                       March 31,
                                         2004
                                       --------
Computer equipment                     $ 54,168
Office furniture and other equipment      7,930
                                       --------
                                         62,098
Less accumulated depreciation           (51,675)
                                       --------
Net property and equipment             $ 10,423
                                       ========

Depreciation expense for the years ended March 31, 2004 and 2003 and the period from February 28, 2000 (date of inception) through March 31, 2004 was $5,469, $16,923, and $58,750, respectively.

NOTE I - SHORT-TERM NOTES PAYABLE

                                                                                                      March 31,
                                                                                                        2004
                                                                                                       -------
Unsecured $50,000  installment note payable to an individual.  Interest imputed at 15.0%
and paid in advance  with the  issuance of 250,000  shares of  restricted,  unregistered common  stock to the  lender.  Payable  in  monthly  installments  of $1,000  commencing
September 1, 2001 and each successive month until paid In full.  Scheduled  payments are in default at March 31, 2004 and the entire  amount is  classified  as  "current" in the
accompanying financial statements                                                                      $50,000

Secured  $15,958  promissory  note payable to a law firm.  Interest at 9.0%.  Originally payable  in full on June  30,  2001.  Renegotiated  as a  result  of  litigation  during
February  2004.  Payable as follows:  $5,000 on the date of execution of the  settlement agreement;  seven  monthly  installments  of  $2,000,  starting  March 13,  2004;  final installment  of $766.50 on October  13,  2004  Non-interest  bearing  subsequent  to the
February 2004  settlement  date.  Secured by 150,000 shares of common stock owned by the
Company's Chief Operating Officer.                                                                      12,787
                                                                                                       -------
                                                                                                       $62,787
                                                                                                       =======

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

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE K - LONG-TERM NOTES PAYABLE

                                                                                                           March 31,
                                                                                                             2004
                                                                                                            -------
Four  separate  notes  payable to a  non-financial  institution  investment  corporation.  Interest at the prevailing Prime Rate plus 100 basis points (5.00% at March 31, 2004),  payable  quarterly in arrears plus an  origination  fee  equal  to 1.0% of the  principal  amount.  Principal  payable  in full in May  2006.
Collateralized  by shares of the Company's  common stock  (aggregating  approximately  7,958,121 shares at
March 31,  2004),  placed  in escrow  with the  lender's  brokerage  firm,  owned by the  Company's  Chief
Executive and Chief Operating Officers.
                                                                                                            $166,783
                                                                                                            ========

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

  Position:                    CEO
  Effective Date:              February 5, 2004
  Base Salary:                 2004 - $161,000 annual
                               2005 - $181,000 annual
                               2006 - $191,000 annual

The initial base salary shall be reduced to $1,500 per week until such time as the company reaches a cash flow positive position for at least 1 month, or the company raises at least $2 Million within 12 months, or management deems that the company's cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

Bonuses:                       Quarterly Qualitative Bonus of $ 10,000
                               2nd Year, Year end Qualitative Bonus of $ 25,000
Profitability Bonus:           If the company reaches annual profitability
                               employee will receive a $100,000 bonus plus
                               250,000 shares in stock.

CCardona shall receive an annual bonus as follows: 0.5% of the previous year's revenues plus 3.5% of the previous year's profits plus 0.5% of the transaction price of any acquisition.

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE L - OFFICER COMPENSATION (CONTINUED)

The Board of Directors shall at its discretion grant up to an additional $100,000 in bonus to CCardona on an annual basis.

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

Legal Representation:          AdZone Research agrees to defend
                               employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to attorney's fee's legal fees, misc. expenses, .[sic] Legal representation for Charles A.
                               Cardona will continue beyond the term of this contract and will continue for the remainder of Charles A. Cardona's life.

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE L - OFFICER COMPENSATION (CONTINUED)

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

Position:                      COO
Effective Date:                February 5, 2004
Base Salary:                   2004 - $161,000 annual
                               2005 - $181,000 annual
                               2006 - $191,000 annual

The initial base salary shall be reduced to $1500 per week until such time as the company reaches a cash flow positive position for at least 1 month, or the company raises at least $2 Million within 12 months, or management deems that the company's cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

Bonuses:                       Quarterly Qualitative Bonus of $ 10,000
                               2nd Year, Year end Qualitative Bonus of $ 25,000

Profitability Bonus:           If the company reaches annual profitability
                               employee will receive a $100,000 bonus plus
                               250,000 shares in stock.

JCardona shall receive an annual bonus as follows: 0.5% of the previous year's revenues plus 3.5% of the previous year's profits plus 0.5% of the transaction price of any acquisition.

The Board of Directors shall at its discretion grant up to an additional $100,000 in bonus to JCardona on an annual basis.

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

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE L - OFFICER COMPENSATION (CONTINUED)

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

Legal Representation:          AdZone Research agrees to defend
                               employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to attorney's fee's legal fees, misc. expenses, .[sic] Legal representation for John A. Cardona will continue beyond the term of this contract and will continue for the remainder of John A.
                               Cardona's life.

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

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE L - OFFICER COMPENSATION (CONTINUED)

As of March 31, 2004, there was $160,926 unpaid under the agreements with CCardona and JCardona.

Future minimum amounts payable under the Cardona contracts are as follows:

Year ending
 March 31,                Amount
   2005                $  269,333
   2006                   365,333
   2007                   353,000
                       ----------
  Totals               $  987,666
                       ==========
NOTE M - INCOME TAXES

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
                  ========               ========               ========

As of March 31, 2004, the Company has a net operating loss carryforward of approximately $5,100,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE M - INCOME TAXES (CONTINUED)

The Company's income tax expense for each of the years ended March 31, 2004 and 2003 and for the period from February 28, 2000 (date of inception) through March 31, 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                   Period from
                                                                                 February 28, 2000
                                                                                (date of inception)
                                                      Year ended      Year ended     through
                                                       March 31        March 31      March 31
                                                         2004            2003          2004
                                                      -----------    -----------    -----------
Statutory rate applied to loss before income taxes    $(1,120,000)   $  (315,000)   $(1,640,000)
Increase (decrease) in income taxes resulting from:
    Change in deferred tax valuation allowance          1,160,000        315,000      1,680,000

    Other, including reserve for deferred tax asset       (40,000)            --        (40,000)
                                                      -----------    -----------    -----------
      Income tax expense                              $        --    $        --    $        --
                                                      ===========    ===========    ===========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003:

                                                                  March 31, 2004
                                                                   -----------
Deferred tax assets
   Net operating loss carryforwards                                $ 1,950,000
   Less valuation allowance                                         (1,950,000)
                                                                   -----------
     Net Deferred Tax Asset                                        $        --
                                                                   ===========

During the years  ended March 31,  2004 and 2003,  the reserve for the  deferred
current  tax  asset   increased  by   approximately   $1,160,000   and  $73,400,
respectively.

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE N - PREFERRED STOCK

Preferred stock consists of the following:

                                                         March 31, 2004
                                                 -----------------------------
                                                 Shares  Carrying   Redemption
                                                           Value      Value
                                                 ------  --------   ---------

9.0% Series A Cumulative Convertible Stock       24.22   $278,530   $287,530
9.0% Series B Cumulative Convertible Stock       31.00    240,286    356,500
                                                 -----   --------   --------
     Totals                                      55.22   $518,816   $644,030
                                                 =====   ========   ========

9.0% Series A Cumulative Preferred Stock

On August 12, 2003, the Company opened a Private Placement Memorandum to sell up to 50 Units, consisting of one (1) share of 9.0% Series A Cumulative Preferred Stock and Warrants to purchase up to 4,376,094 shares of the Company's common stock at a price of $10,000 per Unit. The number of warrants to be issued to each purchaser was determined by dividing the purchase price of the Unit by the average bid price of the Company's common stock during the 5 day trading period prior to such purchaser's delivery of cleared funds to the Company's Escrow Agent for this specific offering.

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

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE N - PREFERRED STOCK (CONTINUED)

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

The Company initially sold approximately 34.85 Units for gross proceeds of approximately $348,500 and redeemed approximately 10.63 Units at a gross redemption price of approximately $122,250, inclusive of the 15.0% redemption premium upon the sale of 9.0% Series B Cumulative Preferred Stock. The Company paid a commission of approximately $41,280 to Spartan Securities Group, Ltd. for the selling of this offering. Additionally, Spartan Securities Group, Ltd. was the purchaser of one (1) Unit and received a commission related to the purchase of its Unit.

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

Additionally, at the Company's option, the Company may elect to redeem all of the outstanding shares of Series B Preferred Stock at any time at a price equal to $11,500 per share, plus all dividends accrued to the date of redemption.

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

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE N - PREFERRED STOCK (CONTINUED)

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

The Company initially sold approximately 31.00 Units for gross proceeds of approximately $310,000. The Company paid a commission of approximately $36,000 to Spartan Securities Group, Ltd. for the selling of this offering. Additionally, approximately $122,245 of the net proceeds were used to repurchase approximately 10.63 shares of the then issued and outstanding 9.0% Series A Preferred Stock.

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

                                                 Initial
                                         Allocation of Proceeds
                                   ----------------------------------
                                   Series A Preferred                    Total
                                         Stock            Warrants      Proceeds
                                      -------------      ----------    ---------
Series A Unit Offering                    $ 197,525      $ 150,975     $ 348,500
                                                         =========     =========
Beneficial conversion feature              (145,997)
                                          ---------
Initial carrying value                    $  51,528
                                          =========

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE O - BENEFICIAL CONVERSION DISCOUNT FEATURE ON PREFERRED STOCK (CONTINUED)

                                                 Initial
                                         Allocation of Proceeds
                                   ----------------------------------
                                   Series B Preferred                    Total
                                         Stock            Warrants     Proceeds
                                      -------------      ---------     ---------
Series B Unit Offering                    $ 133,853      $ 176,147     $ 310,000
                                                         =========     =========
Beneficial conversion feature              (133,853)
                                          ---------
Initial carrying value                    $      --
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

The following table reflects the details of the amounts of accretions that have been recorded during the fiscal year ended March 31, 2004 and, also reflects the preferred stock dividends at the cumulative rate:

                                         Accretions      Dividends       Totals
                                          --------       --------       --------
Series A Unit Offering                    $349,247       $ 16,167       $365,414
Series B Unit Offering
   Traunch 1                               161,000          7,032        168,032
   Traunch 2                                75,389          3,289         78,678
   Traunch 3                                 3,897            169          4,066
                                          --------       --------       --------
                                          $589,533       $ 26,657       $616,190
                                          ========       ========       ========

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE O - BENEFICIAL CONVERSION DISCOUNT FEATURE ON PREFERRED STOCK (CONTINUED)

Accretions on the preferred stock during the year ended March 31, 2005 are estimated to be $125,214. Cumulative dividends as of March 31, 2004 include $6,265 in arrears.

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

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE P - COMMON STOCK TRANSACTIONS (CONTINUED)

         Cash                                     2,413,334
         Consulting and Legal services           15,240,998
         Directors fees                             160,000
         Operating expenses                          10,000
         Personnel compensation                   5,790,000
         Reclassifications per Rule 144(k)               --
                                                 ----------

       Balances at March 31, 2003                50,096,462

         Cash                                       772,333
         Capital formation and public relations     300,000
         Consulting and Legal services            2,304,460
         Directors fees                             280,000
         Personnel compensation                  17,079,000
         Reclassifications per Rule 144(k)               --
                                                 ----------

       Balances at March 31, 2004                70,832,255
                                                 ==========

As more fully described in NOTE C - CORRECTION OF AN ERROR AND FINANCIAL STATEMENT RESTATEMENT, the Company has restated its financial statements to reflect the expense from the issuance of common stock to employees and service providers at the closing market prices on the dates awarded.

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

Pursuant to replacement employment contracts, executed in February 2004, the Company has granted options to purchase up to 3,000,000 shares of common stock each to Charles Cardona and John Cardona at exercise prices ranging from $0.85 to $1.75 per share. These options vested immediately upon execution of each respective employment agreement and expire in February 2010.

At various times during Fiscal 2004 and 2003, the Company granted short-term options (generally with a term of 30 days) to Kyle Kennedy to assist the Company with business strategy, business development and mergers and acquisitions. Mr. Kennedy's compensation was in the form of options to purchase registered freely trading securities at various discounts to the then current Market price. The agreement was on a month to month basis cancelable at 30 days notice by either party.

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE Q - STOCK OPTIONS (CONTINUED)

                                                             Weighted average
                                                             price per share
                                                             ----------------
     Options outstanding at April 1, 2001        2,000,000        $0.10
       Issued                                           --           --
       Exercised                                        --           --
       Expired/Terminated                               --           --
                                                                  -----

     Options outstanding at March 31, 2002       2,000,000        $0.10
       Issued                                   13,350,000         0.03
       Exercised                                (9,350,000)        0.01
       Expired/Terminated                       (2,000,000)        0.08
                                                                  -----

     Options outstanding at March 31, 2003       4,000,000        $0.10
       Issued                                   12,925,000         1.02
       Exercised                                (3,025,000)        0.28
       Expired/Terminated                       (3,700,000)          --
                                                                  -----

     Options outstanding at March 31, 2004      10,200,000        $1.04
                                                                  =====

The weighted average exercise price of all issued and outstanding options at March 31, 2004 is approximately $1.04.

The weighted-average remaining contractual life of the options outstanding at March 31, 2004 was 5.00 years. The exercise prices of the options outstanding at March 31, 2004 ranged from $0.10 to $2.00 per share. The following table summarizes the outstanding options at March 31, 2004:

                                                     Weighted        Weighted
                                                     Average          Average
Range of              Stock Options                 Remaining        Exercise
Prices           Outstanding  Exercisable             Life             Price
----------       -----------  -----------            --------         --------
$0.10              2,000,000   2,000,000             2.00 yrs          $0.10
$0.275               200,000     200,000             0.00 yrs          $0.275
$0.85              2,150,000   2,150,000             5.77 yrs          $0.85
$1.00              1,750,000   1,750,000             5.71 yrs          $1.00
$1.50              1,950,000   1,950,000             5.74 yrs          $1.50
$1.75              1,700,000   1,700,000             6.00 yrs          $1.75
$2.00                450,000     450,000             4.89 yrs          $2.00
                  ----------  ----------
                  10,200,000  10,200,000
                 ===========  ==========

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE Q - STOCK OPTIONS (CONTINUED)

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

On August 12, 2003, the Company opened a Private Placement Memorandum to sell up to 50 Units, consisting of one (1) share of 9.0% Series A Cumulative Preferred Stock and Warrants to purchase up to 4,376,094 shares of the Company's common stock at a price of $10,000 per Unit. The number of warrants to be issued to each purchaser was determined by dividing the purchase price of the Unit by the average bid price of the Company's common stock during the 5 day trading period prior to such purchaser's delivery of cleared funds to the Company's Escrow Agent for this specific offering. The Warrants have an exercise price calculated using the average closing bid price for the 5 trading day period prior to the receipt of cleared funds from the purchaser times 115%. Each Warrant shall expire on the 5th anniversary date of the Private Placement Memorandum, August 12, 2008.

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

As additional compensation for investment banking services, Spartan Securities Group, Inc. received Warrants in fiscal 2004 and 2003 to purchase up to an aggregate 1,523,463 shares of common stock at a price of either $0.0874 per share (114,416 shares), $0.07 per share (995,714 shares) or $0.20 per share (413,333 shares). The 114,416 Warrants shall expire on September,23, 2008 , and the 1,409,047 Warrants shall expire on November 27, 2008.

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE R - STOCK WARRANTS (CONTINUED)

No warrants have been exercised during the period ended March 31, 2004 or subsequent thereto.

The following table summarizes the outstanding warrants as of March 31, 2004 and 2003, respectively:

                                            Warrants      Warrants
                                           originally  outstanding at   Exercise price
                                             issued     March 31, 2004      per share
                                         ------------   --------------   --------------
Gavin warrants                                180,000       180,000     $0.25 per share
Gavin warrants                                400,000       400,000     $0.10 per share
Underwriter's Warrants                      1,409,047     1,409,047     $.07 - $.20
                                            ---------    ----------
     Totals at March 31, 2003               1,989,047     1,989,047
Gavin warrants - FY2004                       250,000       250,000     $0.15 - $0.85
9.0% Series A Preferred Stock Warrants      4,376,094     4,376,094     $0.07406 - $0.13858
9.0% Series B Preferred Stock Warrants      2,091,138     2,091,138     $0.14819 - $0.15
Underwriter's Warrants                        114,416       114,416     $0.874
NuQuest Consulting warrants                   250,000       250,000     $0.15
                                            ---------     ---------
     Totals at March 31, 2004               9,070,695     9,070,695
                                            =========     =========

The weighted-average exercise price of the Company's outstanding warrants at March 31, 2004 is approximately $0.11 per share.

NOTE S - COMMITMENTS AND CONTINGENCIES

Litigation

AdZone Interactive, Inc. is a party to a lawsuit filed against it by R. C. Auletta and Co., Inc. (Auletta) which was filed during 2001. Auletta is seeking fees in the amount of approximately $32,000 which were performed after the expiration of a contract for consulting services between AdZone Interactive, Inc. and Auletta. The Company is of the opinion that the lawsuit is without merit and had accrued an open unpaid balance due of approximately $600 as of the expiration date of the contract. A judgment in the amount of $34,691.87, including interest, was entered against the Company during Fiscal 2004. The Company executed a settlement agreement whereby the judgment will be retired as follows: $5,000 cash upon execution of the settlement agreement and $1,000 per month, commencing December 15, 2003, until the judgment is paid in full. In 2002, the Company accrued, and charged to operations, all costs associated with this transaction. No further effect on the financial condition of the Company should occur on this matter.

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

NOTE S - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Future minimum non-cancelable lease payments under this lease agreement are as follows:

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

NOTE S - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On August 13, 2002, the Company entered into an agreement with Thomas Gavin (Gavin) to provide informational and educational news releases and distribute said releases to the news media. Gavin is required to spend approximately 40 hours per month 1) developing news release concepts and a news release timeline;
2) drafting and editing news releases for Company review and approval; 3)issuing these news releases with a quality wire news service to ensure highest possible media distribution; 4) identifying major trade and general daily/weekly media to expand coverage; 5) reconnecting with reporters providing earlier coverage to update them and to begin the building of a major media outreach effort for the longer term; and 6) preparing a general snapshot report on the Company and it's operating history. As compensation, the Company issued Gavin 175,000 shares of the Company's common stock, as registered on Form S-8, as of August 1, 2002 and 70,000 shares of the Company's common stock, as registered on Form S-8, on the first day of each succeeding month. Additionally, the Company will issue Gavin 30,000 warrants per month to purchase an equivalent number of shares of the Company's common stock at an exercise price of $0.25 per share. Each warrant will be for a three year term from the date of issuance. During Fiscal 2004, the Company issued an additional aggregate 250,000 warrants to Gavin to purchase up to an equivalent number of shares of the Company's common stock at a price ranging from $0.15 to $0.85 per share. Each of the FY2004 warrants expire on the 2nd anniversary date of issuance.

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE S - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On October 16, 2002, the Company entered into a Multi-Media/Corporate Imaging Agreement with Jason Genet (Genet). This agreement contains two (2) phases of services: Phase I - Create [a] Multimedia Website, Corporate Imaging and Web Mercial ("New Product") and Phase II - assist the Company in the marketing of New Product, make reasonable effort to organize, produce and supervise corporate imaging and advertising as approved by the Company. The Company is obligated to compensate Genet for both Phase I and Phase II in either cash of $370,000 or common stock of the Company, as registered on Form S-8, in a number of shares equal to $400,000, priced at the closing quoted price of the Company's common stock on the day of issuance. This agreement is cancelable at any time by the Company with no further obligation beyond that which was already earned and due to be paid. Through December 31, 2002, the Company has issued Genet an aggregate 1,625,000 shares of common stock under this agreement. As of March 31, 2004, this agreement has terminated and the Company has no further obligation.

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

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE S - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE S - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

May 20, 2003          625,000 options to purchase an equivalent number of shares of the Company's common stock at $0.02 per share. These options expired on June 20, 2003.

                              ADZONE RESEARCH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE S - COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of March 31, 2004 and 2003, Mr. Kennedy owed the Company approximately $30,550 and $14,800, respectively, for shares purchased by Mr. Kennedy under the exercised options.

Broker-Dealer Marketing agreement

On October 10, 2002, the Company signed a "Broker-Dealer Marketing Program" agreement with First American Financial Group of New York, NY (First American). First American will contact broker-dealers as potential market makers in the Company's equity securities; contact broker-dealers via e-mail and telephone to review current Company information and meet with broker-dealers and their registered representatives to discuss and promote awareness of the Company's equity securities. As compensation to First Financial, the Company issued 500,000 shares of restricted, unregistered common stock upon the execution of this agreement. Further, the Company is obligated to pay First Financial a non-accountable expense allowance of $10,000 cash payable upon receipt of any financing from any source in a minimum amount of $500,000.

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