Form 10KSB
period 2005-03-31
ADZONE RESEARCH INC
filed 2005-07-13
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark one)

[X]   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of
      1934

                    For the fiscal year ended March 31, 2005

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

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period AdZone was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended March 31, 2005 were $332,037.

The aggregate market value of voting common equity held by non-affiliates as of March 31, 2005 was approximately $10,714,077 using the closing price of AdZone's common stock of $0.16 per share on March 31, 2005.

As of March 31, 2005, there were 98,144,253 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                              ADZONE RESEARCH, INC.
                                  FORM 10-KSB

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005


                                      INDEX

                                     PART I

                                                                            Page

Item 1.   Description of Business                                             1
Item 2.   Description of Property                                             5
Item 3.   Legal Proceedings                                                   5
Item 4.   Submission of Matters to a Vote of Security Holders                 5

                                     PART II

Item 5.   Market for the Registrant's Common Equity and                       6
          Related Stockholder Matters
Item 6.   Management's Discussion and Analysis or Plan of Operation           9
Item 7.   Financial Statements                                               15
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                15
Item 8A.  Controls and Procedures                                            16
Item 8B.  Other Information                                                  16

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(A) of the Exchange Act.             17
Item 10.  Executive Compensation                                             19
Item 11.  Security Ownership of Certain Beneficial Owners and Management     22
Item 12.  Certain Relationships and Related Transactions                     23
Item 13.  Exhibits and Reports on Form 8-K                                   23

                                     PART IV

Item 14.  Principal Accountant Fees and Services                             24


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

Since our merger with AII, we have continued the business of AII as an Internet advertising research firm engaged in the extraction of data through the monitoring of Internet websites. The extracted data are then used to provide various market research statistics and other focused information as requested by AdZone's clients. AdZone has focused principally on the development of its proprietary software, and has just begun to initiate efforts towards developing a significant revenue base.

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

On October 10, 2002, Adzone signed a "Broker-Dealer Marketing Program" agreement with First American Financial Group of New York, NY (First American). First American will contact broker-dealers as potential market makers in AdZone's equity securities; contact broker-dealers via e-mail and telephone to review current AdZone information and meet with broker-dealers, and their registered representatives, to discuss and promote awareness of AdZone's equity securities. This agreement originally terminated on September 30, 2003 and was extended to September 30, 2004 by a written amendment dated January 7, 2004. First American has asserted that AdZone breached various components of this contractual agreement and filed for arbitration of the contested matters. AdZone and First American reached a settlement agreement on June 24, 2004 whereby the
"Broker-Dealer Marketing Program" agreement was settled in full with the issuance of 200,000 shares of restricted unregistered common stock on July 6, 2004. AdZone has no further obligations in relation to this agreement.

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

In June of 2003 AdZone filed for preliminary Patent protection for its NetGet technology. The patent application is still in the early stages and there is no assurance that a patent will be granted.

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

In The summer and fall of 2004 AdZone  delivered  data products  relating to the
May  2004  defense   contract.   The  company  recorded  revenue  and  was  paid
approximately $150,000 for this through fiscal 2005.

In the fall of 2004 AdZone signed a one year Distributorship Agreement jointly with Senticore, Inc. and The Justice Fund to market, sell, service, distribute, use and promote Adzone's Net Get system for commercial applications exclusively in Asia and South America. In exchange for these exclusive distribution rights, Adzone received Senticore stock valued at $150,000 and Justice Fund stock valued at $150,000. The resulting revenue has been deferred and is being recognized over the term of the Distributorship Agreement. At March 31, 2005, $132,329 associated with this contract is included in deferred revenue.

In December 2004 AdZone began marketing its Cyber Security products and services. The company has generated approximately $13,000 in revenues from this venture.

In October of 2004 the company announced that it would pay its first dividend to shareholders in the form of approx. 1.2 million shares of stock it had received from Senticore Corp. The company has subsequently received those shares as registered shares and expects to distribute the dividend in July of 2005.

During fiscal 2005 the Company raised more than $1 million from the Nutmeg Group. These proceeds were used for working capital and growth.

During fiscal 2005 AdZone generated revenues of approximately $332,000 which is a more than 400 percent increase over least year's approximately $74,000. The company added new products in the Cyber-Security, Defense, Anti Piracy and commercial areas. The Cyber-Security products are an outgrowth of the Cyber-Security products and standards developed in house in our defense related work. The company has added and updated a variety of products in the commercial area. This includes products for the financial, online gambling and health industries. The company is currently working on commercial and defense product strategies which include acquisitions, development and joint ventures. With our new suite of products and contacts in the defense and commercial areas the company anticipates additional growth in revenue in the coming years.

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

EMPLOYEES

AdZone has twelve full time and one part time employee. None of AdZone's employees are represented by a union, and AdZone considers its employee relationships to be good.

SALES AND MARKETING

AdZone markets its products and services principally through e-mail distributions to selected target markets, through direct sales contacts, through the sales efforts of EVP Dan Wasserman, advisor General Paul Weaver and through its websites, www.adzoneinteractive.com, and www.adzoneresearch.com.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

AdZone distributes its products and services electronically through e-mailing its reports to the client, posting such reports to a private website that is accessible to the client, distribution of the report on a CD-ROM, or faxing its reports to the client location. In June 2002, AdZone concluded a Systems Integrator Agreement with Raytheon Company, whereby Raytheon agreed to demonstrate and promote sales of AdZone's proprietary software for defense and security applications. Any such sales of AdZone's software products through Raytheon, therefore, will be completed through sales of Raytheon's own technology with which AdZone's products will be integrated. In March of 2003, AdZone signed a joint marketing agreement with Sarnoff Corp. to jointly market its technology to various government agencies that Sarnoff already has contacts with. In April of 2003 AdZone signed a deal with Autometric agreeing to provide its technology to Autometric and their clients through Autometric contracts. AdZone will provide data, custom development and support to Autometric with the current contract and contracts under negotiation.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

In May 2004, we executed a letter of intent based on a proposal for services issued to a major United States Governmental agency. The agency subsequently issued and executed a contract with an initial face value of $100,000 with provisions for increases based on certain specified performance benchmarks. This agreement was subsequently extended for an additional $50,000. The Company is currently engaged in negotiating additional contracts for these products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

In the normal course of business, AdZone periodically extends unsecured credit to its customers. Because of the credit risk involved, management will provide an allowance for doubtful accounts, which will reflect its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to us is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

For the fiscal year ended March 31, 2005, the Company derived substantially all of its revenues from one major customer and from the granting of distribution rights under a distribution agreement.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

AdZone owns its internet domain names, www.adzoneinteractive.com, www.adzoneresearch.com, and www.adzonereports.com and holds a common law copyright on all of its proprietary software. In June of 2003 AdZone applied for patent protection for its methodology and / or technology.

In addition, AdZone has no plans to enter into franchise, concession or labor contracts. In June 2002, AdZone concluded a Systems Integrator Agreement with Raytheon Company pursuant to which it granted Raytheon the right to integrate certain of AdZone's proprietary software for integration with Raytheon's software for defense and security applications. In March of 2003, AdZone signed a joint marketing agreement with Sarnoff Corp. to jointly market its technology to various government agencies that Sarnoff already has contacts with. In April of 2003 AdZone signed a deal with Autometric (A division of the Boeing Company) agreeing to provide its technology to their clients through Autometric contracts.

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

SOFTWARE UPGRADES AND MAINTENANCE

AdZone has expended approximately $498,000 and $563,000 during fiscal 2005 and 2004, respectively, for the maintenance and upgrading of its proprietary software.

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

DEPENDENCE ON AND CONTROL BY MANAGEMENT

Charles Cardona, our Chief Executive Officer and Chairman of the Board, John Cardona, a member of our Board of Directors, and other members of the Cardona family beneficially own in the aggregate approximately 33% of the outstanding shares of AdZone's common stock. Accordingly, such individuals may be able to control the election of directors and all other matters subject to shareholder vote. This concentration of ownership may have the effect of delaying or preventing a change of control of AdZone, even if this change of control would benefit shareholders. In addition, our future success depends to a significant extent on the efforts and abilities of Charles Cardona. The loss of the services of Mr. Cardona could substantially harm our business. Should Mr. Cardona's services be terminated, we may be unable to attract, motivate and retain a suitable replacement for him.

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

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

As of March 31, 2005, there were 98,144,253 shares of $0.001 par value common stock of AdZone outstanding and owned by approximately 188 shareholders of record, exclusive of shareholders holding their shares in street name. As of July 6, 2005, there were 107,319,189 shares of $0.001 par value common stock of AdZone outstanding and owned by approximately 190 shareholders of record, exclusive of shareholders holding their shares in street name.

Our original Certificate of Incorporation authorized the issuance of 100,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of $0.001 par value preferred stock. Currently, there are 2.78 shares of Preferred Class A stock and 1 share of Preferred Class B stock outstanding. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution, or winding up of AdZone, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.

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

The following are the high and low closing prices of AdZone's Common Stock for each quarter during the last two fiscal years:

FISCAL YEAR ENDED MARCH 31, 2005

                           High                   Low
                          -----                  -----
First Quarter             $0.56                  $0.20
Second Quarter            $0.32                  $0.16
Third Quarter             $0.24                  $0.09
Fourth Quarter            $0.17                  $0.12

FISCAL YEAR ENDED MARCH 31, 2004

                           High                   Low
                          -----                  -----
First Quarter             $0.15                  $0.02
Second Quarter            $0.23                  $0.06
Third Quarter             $0.35                  $0.16
Fourth Quarter            $1.22                  $0.32

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the aggregate number of shares of AdZone's Common Stock that may be issued upon exercise of outstanding options granted to Mr. Charles Cardona, our Chairman of the Board and Chief Executive Officer, and Mr. John Cardona, our Chief Operating Officer and a Director of AdZone, and the weighted average exercise price of such options.

                                        Number of          Weighted-
                                     securities to be       average             Number of
                                        issued upon        exercise       securities remaining
                                        exercise of        price of       available for future
                                        outstanding       outstanding         compensation
                                         options,          options,      (excluding securities
                                        warrants and        warrants         referred to in
                                          rights           and rights            column 1
                                     ----------------     -----------    ---------------------
Equity compensation plans approved               -0-          -0-                 -0-
by security holders

Equity compensation plans not             4,000,000          .98                  -0-
approved by security holders

      Total                               4,000,000          .98                  -0-

DIVIDEND POLICY

AdZone has never paid or declared a cash dividend on its common stock. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy of the Board to retain all earnings, if any, to support future growth and expansion. However, the Company did declare property dividends valued at $233,186 and expect to pay dividends in July 2005.

RECENT SALES OF UNREGISTERED SECURITIES

Fiscal Year Ended March 31, 2003:

On May 15, 2002, we issued 75,000 shares of common stock to B&G Holding Co, for a purchase price of $0.067 per share.

On June 6, 2002, we issued 300,000 shares of common stock to Eleanor Garrett for a purchase price of $0.05 per share.

On June 6, 2002, we issued 200,000 shares of common stock to Warren Hamburger for a purchase price of $0.05 per share.

On June 24, 2002 we issued 375,000 shares of common stock to Kevin Messina for a purchase price of $0.04 per share.

On July 19, 2002, we issued 700,000 shares of common stock to Scott Bolkema for a purchase price of $0.05 per share.

On October 8, 2002 we issued 333,334 shares of common stock to Carl Washwick for a purchase price of $0.03 per share.

On November 18, 2002, we issued 50,000 shares of common stock to Joshua Blumenthal for a purchase price of $0.20 per share.

Fiscal Year Ended March 31, 2004:

On April 23, 2003, we issued 500,000 shares of common stock to Ruth Makofske for a purchase price of $0.016 per share.

On May 5, 2003, we issued 5,000 shares of common stock to Thomas Madigan for a purchase price of $0.02 per share.

On May 13, 2003, we issued 150,000 shares of common stock to Warren Hamburger for a purchase price of $0.20 per share.

On July 28, 2003, we issued 6,000 shares of common stock to Warren Hamburger for a purchase price of $0.083 per share.

On July 28, 2003 we issued 33,333 shares of common stock to Ruth Makofske for a purchase price of $0.06 per share.

On November 20, 2003, we issued 33,000 shares of common stock to Warren Hamburger for a purchase price of $0.18 per share.

On January 27, 2004, we issued 30,000 shares of common stock to Ronald Mayhew for a purchase price of $0.34 per share.

On January 30, 2004, we issued 15,000 shares of common stock to Ronald Mayhew for a purchase price of $0.34 per share.

Fiscal Year Ended March 31, 2005:

On May 20, 2004. we issued 3,457,217 shares of common stock to The Nutmeg Group, LLC for a purchase price of $0.1157 per share.

On June 15, 2004, we issued 525,000 shares of common stock to Paul B. & Becky B. Sigfusson-Joint Tenants for a purchase price of $0.22 per share.

On June 15, 2004, we issued 110,000 shares of common stock to Paul B. Sigfusson-Profit Sharing Plan for a purchase price of $0.22 per share.

On July 2, 2004 we issued 3,289,474 shares of common stock to The Nutmeg Group, LLC for a purchase price of $0.1824 per share.

On August 3, 2004, we issued 110,000 shares of common stock to Elizabeth McCann, for a purchase price of $0.182 per share.

On August 31, 2004 we issued 400,000 shares of common stock to Scott H. Bolkema for a purchase price of $0.17 per share.

On September 17, 2004, we issued 825,593 shares of common stock to Arbus Capital/Circle Group Internet LP for a purchase price of $0.1211 per share.

On October 4, 2004 we issued 50,000 shares of common stock to Paul B. Sigfusson for a purchase price of $0.22 per share.

On October 4, 2004, we issued 300,000 shares of common stock to Paul B. Sigfusson & Becky B.Sigfusson-Joint Tenants for a purchase price of $0.22 per share.

On October 4, 2004, we issued 100,000 shares of common stock to James P. McEnaney for a purchase price of $0.10 per share.

On January 5, 2005, we issued 100,000 shares of common stock to Oleg Koltunov for a purchase price of $0.05 per share.

On January 18, 2005, we issued 400,000 shares of common stock to Scott. H. Bolkema for a purchase price of $0.10 per share.

On March 31, 2005, we issued 400,000 shares of common stock to A. Richard McCann and Elizabeth McCann for a purchase price of $0.0625 per share.

On March 31, 2005, we issued 100,000 shares of common stock to Olga Paidoussis for a purchase price of $0.09 per share.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Adzone follows the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

RESULTS OF OPERATIONS

Years Ended March 31, 2005 and March 31, 2004.

REVENUES:

Revenues for the year ended March 31, 2005 amounted to $332,037, compared to $74,844 for the same period of the prior fiscal year. Current period revenues are derived from sales from our Defense Division representing sub-contracting sales to major defense supply contractors. While the company expects similar revenue producing industry contracts in the future, no additional contracts have been entered into as of this date. Adzone currently has three proposals in process promoting our NetGet technology.

PRODUCTION EXPENSES:

Salaries, wages and related costs:

For the fiscal year ended March 31, 2005, Adzone incurred wage related costs of $381,267 compared to $393,288 for the same period of the prior fiscal year. This decrease was caused by a reduction in bonuses paid in fiscal 2005 compared to fiscal 2004. The company is investigating the use of interns to supplement salaried positions for standard monitoring for future contracts. See salaries, wages and related costs under the caption OPERATING EXPENSES, below, for information about stock-based compensation.

Direct occupancy and operating expenses:

For the fiscal year ended March 31, 2005, Adzone incurred operating-related expenses of $116,416 compared to $169,855 for the same period of the prior fiscal year. This decrease was due to certain expenses that were incurred in fiscal 2004 for which there were no equivalent expenses in fiscal 2005.

OPERATING EXPENSES:

Salaries and wages and related costs:

For the fiscal year ended March 31, 2005, Adzone incurred wage related costs for Marketing of $1,171,861 compared to $1,469,238 for the prior fiscal year. This decrease is due to a reduction in officers salaries.

Salaries and wages included $318,059 and $1,656,750 of stock-based compensation during the fiscal years ended March 31, 2005 and 2004, respectively. Stock-based awards were made to Company officers and employees to preserve existing cash reserves. The Company has measured compensation associated with stock awards to employees using the closing market price for the Company's trading common stock on the dates of awards.

Consulting and professional fees:

For the fiscal year ended March 31, 2005, Adzone incurred consulting and professional fees of $1,705,805 compared to $1,038,963 for the prior fiscal year. Consultants have been used by the Company to identify revenue opportunities and develop business strategies.

The Company compensated certain consultants and professionals with stock-based compensation. During the fiscal years ended March 31, 2005 and 2004, this expense category included $1,748,853 and $1,012,390 of stock-based compensation. The Company measures the compensation associated with stock awards to consultants and professional service providers using the closing market price for the Company's trading common stock on the dates of the awards. Management of the Company believes that the consultants will continue to accept stock-based compensation for their services, allowing the Company to preserve its cash reserves.

General and administrative expense:

For the fiscal year ended March 31, 2005, Adzone incurred general and administrative expense of $633,935 compared to $234,607 for the prior fiscal year. General and administrative expenses increased as a result of expanded efforts to develop revenue-producing contracts.

Depreciation:

Depreciation expense amounted to $13,981 for the fiscal year ended March 31, 2005 compared to $5,469 for the same period of the prior fiscal year. Depreciation increased as a result of certain computer equipment being acquired during the current year. The Company currently has no commitments to acquire property or equipment at this time. However, new revenue producing contracts, when and if awarded, will require the Company to acquire additional computer equipment to support the contracts.

OTHER INCOME (EXPENSE):

Interest expense:

For the fiscal year ended March 31, 2005, Adzone incurred interest expense of $5,796 compared to $11,580 for the same period of the prior fiscal year. Interest may increase in the near term with the addition of debt in fiscal 2005.

Write down of marketable securities:

During the fiscal year ended March 31, 2005, Adzone took a fair market value writedown on certain marketable securities that had been declared as property dividends. The writedown was recorded as of the date of the dividend declaration.

Derivative loss:

During fiscal year ended March 31, 2005, Adzone issued recognized a loss on the stock settlement liability relating to the Nutmeg Subscription (see financial statement Note 10).

Lawsuit settlement:

During the fiscal year ended March 31, 2004, Adzone entered into a settlement related to occupancy agreements in the amount of $3,000.

NET LOSS:

Based upon the aforementioned discussion items, Adzone incurred a net loss of $(4,190,952) for the fiscal year ended March 31, 2005, as compared to a net loss of $(3,251,821) for the fiscal year ended March 31, 2004.

PREFERRED STOCK DIVIDENDS AND ACCRETIONS:

Preferred stock dividends and accretions relate to the Company's 9% Series A and 9% Series B Preferred Stock. The Company carries its preferred stock based upon amounts allocated to these securities in connection with certain unit offerings during the year. The Company accretes the carrying value to its respective redemption values through periodic charges to retained earnings. Accretions during the years ended March 31, 2005 and 2004 amounted to $116,214 and $589,533, respectively. Preferred stock dividends paid which amounted to $61,060 and $26,657 for the fiscal years ended March 31, 2005 and 2004, respectively, plus accretions are reflected as increases in net loss to arrive at loss attributable to common stockholders for purposes of our loss per common share computations. Preferred stock dividends will be recorded so long as the preferred stock is outstanding. Preferred stock accretions will be recorded periodically until the full redemption values are reflected.

Preferred stock is carried as an equity security in accordance with generally accepted accounting principles. There are no instances, irrespective of how remote, that the holders of preferred stock can require the Company to redeem shares for cash.

LIQUIDITY AND CAPITAL RESOURCES

Conditions raising doubt about the Company's ability to continue as a going concern and management's plans:

The Company's financial statements have been prepared in accordance with Generally Accepted Accounting Principles and contemplate that the Company will continue as a going concern for a reasonable period. As noted in the financial statements, the Company incurred a net loss of ($4,190,952) and used cash of ($1,593,521) in conducting its operations during the year ended March 31, 2005. These recurring negative trends raise substantial doubt about the Company's ability to continue as a going concern.

Operating cash flows for fiscal year ended March 31, 2006 are not projected to be sufficient to sustain the Company's operations. However, management currently believes that existing cash reserves of $431,790 as of March 31, 2005, coupled with (i) a potential commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement will be sufficient to fund operating deficits for a period of approximately twelve months following March 31, 2005. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve months following March 31, 2005:

      a. Management does not believe that the significant level of cash used in operations during the year ended March 31, 2005 ($1,593,521) is indicative of cash flow usage during the next four fiscal quarters. Cash flow from operations during the current period included two amounts, as follows, that increased cash usage. First, a bonus of $320,000 was awarded to two officers by the Company's Board of Directors during the second quarter. Accordingly, at this time, no further officer bonuses are contemplated. Second, the Company used cash proceeds from the Nutmeg Subscription Agreement (see discussion regarding Nutmeg in "Liquidity" section below) to pay certain current and past due accounts payable and accrued liabilities amounting to approximately $263,000. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company's year to date operations.

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

      c. The Company completed a three month U.S. Department of Defense contract in the second quarter of fiscal 2005 and collected $150,000 for said contract. Management of the Company is optimistic that the success of this contract will lead to additional contracts with the government, although no such contracts have yet been awarded. However, management is actively negotiating three such proposals in the Defense Industry arena.

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

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, the receipt of the final conditional traunch of the Nutmeg Subscription Agreement and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty. The company is currently negotiating additional financing with several financial institutions in order to fulfill the company's acquisition strategy.

Liquidity:

Adzone has been able to advance its business plan in a limited fashion by maintaining and upgrading the defense oriented products and services and marketing efforts for these products.

The capitalization of Adzone through the sale of equity securities, loans and options exercised has allowed Adzone to maintain a positive cash position. Adzone has approximately $431,790 on hand at March 31, 2005 as compared to $622,797 of March 31, 2004.

On March 20, 2004, AdZone entered into a Subscription Agreement, with The Nutmeg Group, L.L.C, for a private placement of up to $1,750,000 for shares of common stock. To date, we have sold 6,746,691 shares of common stock to The Nutmeg Group and issued them warrants to purchase 3,373,337 shares of common stock for a purchase price of $1,000,000. Net proceeds of $950,000 were received after payment of certain broker fees. This $950,000 is treated as a liability until such time as it is settled.

The shares of common stock are priced at the lesser of;

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

Liquidity during fiscal 2005 and 2004 was provided principally through the sales of equity securities, loans and the exercise of options under the company's stock option plan. There is no guarantee that we will be successful in raising cash from the sale of unregistered securities or through loans. Total proceeds from sales were $1,456,863 during fiscal 2005 and $1,568,870 during Fiscal 2004.

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

Adzone also has developed an updated strategic business plan which incorporates an aggressive sales strategy in the defense area of our business. The plan also includes strategic alliances and acquisitions, and to that end Adzone has retained Baltic Ventures run by Jeff Hale, former President of VNU USA. His experience brings considerable talents to AdZone in the field of acquisitions and integrations of acquired companies. His experience also includes multiple acquisitions and successful post-acquisition integration, primarily in research and defense company management organizations. This should help Adzone in its goal of completing a strategically valuable acquisition.

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

In April of 2003, Adzone signed an agreement with Autometric (a division Of Boeing) and Adzone generated revenues aggregating $150,000 from this agreement through fiscal 2005.

However, although all three agreements mentioned above remain in force, Adzone continues to market its surveillance systems and data directly to various government agencies.

This direct effort resulted in Adzone receiving a test contract from the Department of Defense in early FY 2003 which ran through parts of the first two quarters (June to the end of September, 2004). The undertaking was successful enough to 1) receive official "validation" from a government-owned testing laboratory of Adzone's ability to find and log the presence of specific information contained in English and other languages communicated over the Internet in a fashion for which these were not meant to be used (a process that took over 5 months for the government to complete), and 2) receipt of a formal commendation to the highest levels of the re-organized U.S. intelligence establishment. Therefore, contracts are expected to result from these efforts in the fiscal year beginning April 1, 2005. While delays have occurred, Adzone is confident it will achieve revenues from this.

In September 2004 AdZone signed a contract with Senticore Inc and The Justice Fund granting rights to distribute its NetGet (TM) Internet montoring technology for a period of one year in exhange for $300,000. The contract contains three one-year renewal options, at the discretion of the distributor, with a maximum revenue potential of $2.25 million. This contract provides Adzone with marketing and additional services for distribution of the Company's products internationally. It also provides access to additional legal services supporting the Company's anti-piracy efforts.

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

                                   Less than       One to         Three to        After
                                   One Year      Three Years     Five Years     Five Years          Total
Long-term  debt (a)              $  175,122      $  125,000      $     --        $     --        $  300,122
Short-term  debt                     50,000            --                              --            50,000
Employment agreements               365,333         353,000            --              --           718,333
Operating lease obligations          48,951          75,520            --              --           124,471

                                 --------------------------------------------------------------------------
                                 $  639,406      $  553,520      $     --        $     --        $1,192,926
                                 ==========================================================================

(a) Interest at prime + 1. Prime was estimated at 5% in calculating future obligations.

ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required accompanying financial statements begin on page F-1 of this Annual Report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 4, 2004, AdZone Research, Inc. notified S. W. Hatfield, CPA, ("SWH ") that it has engaged Aidman, Piser & Company, P.A. as the Company's auditor and as a consequence SWH was dismissed as the Company's auditors. On August 4, 2004, the Company engaged Aidman, Piser & Company, P.A. as independent auditor of the Company for the fiscal year ending March 31, 2005. The action to engage Aidman, Piser & Company, P.A. was taken upon the unanimous approval of the Board of Directors of the Company, which performs the function of the Audit Committee.

During the last two fiscal years ended March 31, 2004 and March 31, 2003 and through August 4, 2004, (i) there were no disagreements between the Company and SWH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of SWH would have caused SWH to make reference to the matter in its reports on the Company's financial statements, and (ii) SWH's reports did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the last two most recent fiscal years ended March 31, 2004 and 2003 and through August 4, 2004, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B. SWH 's opinion in its report on the Company's financial statements for the year ended March 31, 2004 and 2003, expressed substantial doubt with respect to the Company's ability to continue as a going concern.

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


The Company has had discussions with the accounting staff (the "Staff") of the SEC with respect to (1) the valuation of equity securities, including options, issued to employees and non-employees and (2) the accounting and reporting for preferred stock that had also included the issuance of warrants and beneficial conversion features. After the Company's discussions with the Staff, and after the Company consulted with its independent registered public accounting firm, the Company determined the need to restate its annual and quarterly financial statements for fiscal 2004. Aidman, Piser & Company, P.A. advised AdZone that each of these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. Management has considered the effects of the financial statement restatements on its evaluation of disclosure controls and procedures and has concluded that weaknesses are present. Our chief executive officer and our chief financial officer concluded that as of the Evaluation Date our disclosure controls and procedures were not effective, and as of the date of the filing of this report, our chief executive officer and our chief financial officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

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

None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTORES AND CONTORL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers serving AdZone are as follows:

Name                  Position Held and Tenure      Date First Elected/Appointed
----                  ------------------------      ----------------------------
Charles Cardona*      Chairman of the Board,                 August 2001
                      CEO and CFO

John Cardona*         Chief Operating Officer                August 2001

Daniel Wasserman      Executive Vice President              January 2002

Warren Hamburger      Director                               August 2001

Russell Ivy           Director                              January 2001

Richard A. McCann     Director                                  May 2004

*Charles Cardona and John Cardona are brothers.

The directors named above will serve until the next annual meeting of AdZone's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. Charles Cardona has entered into an employment agreement with AdZone that terminated on February 5, 2007, John Cardona has entered into an employment agreement with Adzone that terminates on February 5, 2007, and Daniel Wasserman has entered into an employment agreement that terminates on June 30, 2005. There is no arrangement or understanding between any of the directors or officers of AdZone and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to AdZone's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of AdZone's affairs.

BIOGRAPHICAL INFORMATION

CHARLES CARDONA

Charles Cardona, age 41, has served as AdZone's Chief Executive Officer and Chairman of the Board since AdZone's merger with AdZone Interactive, Inc. in August 2001. From February 2000 to August 2001, Mr. Cardona was President and Chief Executive Officer of AdZone Interactive, Inc., with which AdZone merged in August 2001. From 1992 to February 2000, Mr. Cardona was the President of Owl Data Systems, Inc., a software development company owned by Mr. Cardona.

JOHN CARDONA

John Cardona, age 38, is serving as the Chief Operating Officer of AdZone and has served as its Homeland Security Defense Advisor with responsibility for long-term corporate planning and global and operational strategies in the past. From August, 2001 to June, 2002, Mr. Cardona served as President of Adzone. Mr. Cardona did serve as a consultant to Competitrack, a market research company. Mr. Cardona has also served AdZone as a Director from August 2001 to the present time. From 1990 through August 2001, Mr. Cardona was a director of sales for Competitive Media Reporting, an advertising research firm. Mr. Cardona received a Bachelor of Arts Degree from New York Institute of Technology, Long Island, New York.

DANIEL WASSERMAN

Daniel Wasserman, age 53, was appointed Executive Vice President and Managing Director of AdZone's Global Defense Group in January 2002. From July 2001 to December 2001, Mr. Wasserman was Vice President-Commercial Sales of Reliable Integration Services, a systems integration company. From November 2000 until June 2001, he was Vice President of Sales of zGraffitti, a desktop advertising firm. Mr. Wasserman served as Vice President of Sales/Advertising for Conducent, Inc., a desktop advertising firm, from March 1999 through November 2000. Beginning in 1995 through February 1999, Mr. Wasserman was a consultant to various companies specializing in technology marketing, including Lucent Technologies and Sympatico, which subsequently became the largest internet service provider in Canada. Mr. Wasserman received a Bachelor of Science degree in biology in 1972 from the University of Toronto and an MBA degree in marketing from The Schulich School of Business of York University, Toronto, Canada, in 1978.

WARREN HAMBURGER

Warren Hamburger, age 50, has been a director of AdZone from August 2001 to the present. He has been a practicing attorney for 21 years during which he has operated his own firm as a sole practitioner. Mr. Hamburger received a Juris Doctor degree from New England School of Law, Boston Massachusetts, and a Bachelor of Science degree in business administration from Duquesne University, Pittsburgh, Pennsylvania.

RUSSELL STOVER IVY

Russell Stover Ivy, age 41, is a Director of AdZone and was President of Executive Help from January 2001 until the merger with AdZone in August 2001. Mr. Ivy has been a consultant to small and medium sized companies for over 20 years. He has been involved in the start-up, design and implementation of numerous business ranging from small financial services corporations to publicly traded telecommunications companies. In 1998, Mr. Ivy was a consultant to IWL Communications, which merged with CapRoc Communications, which was later purchased by McLeod Communications. In 1999 and 2000, Mr. Ivy was a consultant to First Financial Group of America, where he served as Director of Operations. Mr. Ivy continues to consult for companies regarding their operational activities and goals. Mr. Ivy received a Bachelor's degree in international economics from Texas Tech University in 1991.

RICHARD A. MCCANN

Richard McCann 69, is a director of AdZone Research, Inc. During his career, Mr. McCann has held positions of increasing responsibility. He initially began as a Vice President and Co-Manager of equity trading with Bank of America in San Francisco, and several years later joined Montgomery Securities in that city as a Partner. Thereafter he served as a Vice President and Senior Institutional Trader in Plymouth, California, and then relocated to the Tampa, Florida headquarters of Raymond James & Co., serving there as a Vice President and then became a Vice President at Ryan, Beck & CO., another Tampa area financial firm. He relocated to Atlanta, Georgia to become Senior Vice President and Equity Trading Manager at Wachovia Securities, and the following year became a Partner at Florida-based Spartan Securities.

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

ITEM 10 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth all cash and non-cash compensation paid or accrued for services rendered in all capacities to the named Executive Officers for the fiscal years ended March 31, 2005, 2004, and 2003:

                           SUMMARY COMPENSATION TABLE

                                                       Other Annual            Long-Term
                                                       Compensation          Compensation
                                                     (# of Share of      Awards (# Securities
Name and Positions       Year   Salary ($)   Bonus    Common Stock)       Underlying Options)
=============================================================================================
Charles Cardona
Chief Executive Officer  2005   $312,624
Acting Chief Financial   2004   $188,551(2)      0        5,471,151 (1)           50,000
Officer                  2003   $190,385         0                0                   0
Director

John Cardona
Director                 2005   $312,624
                         2004   $ 83,418(3)      0        5,706,899 (1)          100,000
                         2003   $190,385         0                0                  0

(1) These shares were issued and charged against accrued liabilities in the amount of $160,000.

(2)   Excludes $98,472 that was charged against accrued liabilities.

(3)   Excludes $41,800 that was charged against accrued liabilities.

DIRECTOR COMPENSATION

From time to time the members of the board of directors receive shares of common stock at the discretion of the board for their services. The following table is a list of directors and the amount of shares each one had received as compensation during the year ended March 31, 2004:

------------------ -------------------- ----------------- ----------------------
NAME               TITLE                NUMBER OF SHARES  DATE OF ISSUANCE
------------------ -------------------- ----------------- ----------------------
John Conley        Advisory Director        -0-
------------------ -------------------- ----------------- ----------------------
Jonathan White     Advisory Director        -0-
------------------ -------------------- ----------------- ----------------------
Russell Ivy        Director              50,000           September 3, 2003
------------------ -------------------- ----------------- ----------------------
                                         15,000           February 20, 2004
------------------ -------------------- ----------------- ----------------------
Warren Hamburger   Director             200,000           September 3, 2003
------------------ -------------------- ----------------- ----------------------
                                        15,000            February 20, 2004
------------------ -------------------- ----------------- ----------------------

No compensation was paid to any member of the Board of Directors during the year ended March 31, 2005.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                       Percent of Total
               Number of Securities     Options/SAR's
                   Underlying         Granted to Employees    Exercise
Name          Options/SAR's Granted     in Fiscal Year       Price/Share     Expiration
----               -----------            -----------        ------------    ----------
Charles Cardona      -0-                      -0-                 -0-
John Cardona         -0-                      -0-                 -0-

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                        Value of Unexercised
                                            Number of Unexercised           In-The-Money
                                            Securities Underlying            Option/SARs
Name            Shares Acquired   Value     Options/SARs at FY-End            At FY-End
                 On Exercise     Realized  Exercisable/Unexercisable         Exercisable
-----            ---------       -------   ------------------------        --------------
Charles Cardona      -0-            $0                4,000,000                  $60,000
John Cardona         -0-            $0                4,000,000                  $60,000

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

Stock Options: The employee shall receive options to purchase 3,000,000 (Three Million) shares as follows:

      o     Options for 750,000 shares at $.85

      o     Options for 750,000 shares at $1.00

      o     Options for 750,000 shares at $1.50

      o     Options for 750,000 shares at $1.75

All the options granted above shall be exercisable for 6 years from the date of granting.

Additionally the company shall maintain any existing options under previous contracts.

Additional Incentives: Charles A. Cardona will receive 5% of all sales he is involved with.

Other Agreements: Medical and Dental insurance is fully paid for the employee by the Company during the employment period. Company shall reimburse or pay for reasonable company vehicle expenses including lease or purchase payments, gas, tolls and repairs. AdZone Research agrees to defend employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to attorney's fee's legal fee's and miscellaneous expenses. Legal representation for Charles A. Cardona will continue beyond the term of this contract and will continue for the remainder of Charles A. Cardona's life.

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

Stock Options: The employee shall receive options to purchase 3,000,000 (Three Million) shares as follows:

      o     Options for 750,000 shares at $.85

      o     Options for 750,000 shares at $1.00

      o     Options for 750,000 shares at $1.50

      o     Options for 750,000 shares at $1.75

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 7, 2005, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of AdZone. Also included are the shares held by all executive officers and directors as a group.

                                                                  % of Class
Name and address                     Number of Shares         Beneficially Owned
----------------                     ----------------         ------------------
Charles Cardona                        25,662,422 (1)                 17.49%
17 Sunny Line Dr.
Calverton, NY 11933

John Cardona                           21,691,849 (2)                 14.78%
118 Overlook Dr.
Aquebogue, NY 11931

Daniel Wasserman                        4,131,000(3)                  2.81%
20953 Cohasset Ter
Ashburn, VA

Warren Hamburger                         1,691,000                    1.15%
42 Fire Island Ave.
Babylon, NY 11702

Russell Ivy                               675,000                      .46%
211 West Sealy Street
Alvin, TX 77511

Richard A. McCann                        1,400,000                     0.95%
116 Holcomb Cove Rd.
Candler, NC 28715
                                       -----------                   -------
All Executive Officers and
Directors of AdZone as
a Group (6 persons)                     55,251,271                    37.64%


The above-referenced percentages are given on a fully-diluted basis for such owner only. We are not assuming in the number of shares outstanding for purposes of this table that all options and rights have been exercised.

(1) Includes 9,000,000 shares that may be acquired upon exercise of stock options granted to Mr. Cardona at exercise prices ranging from $0.10 to $3.00 per share. Excludes securities owned by John Cardona, Mr. Cardona's brother; 12,849 shares owned by Michael Cardona, Mr. Cardona's brother; 113,500 shares owned by Peter Cardona, Mr. Cardona's brother 465,000 shares owned by Valerie Cardona, Mr. Cardona's mother, and 100,000 shares owned by Charles A. Cardona, III, Mr. Cardona's son, with respect to all of which Mr. Cardona disclaims beneficial ownership. Plus 4,000,000 shares owed to Mr. Cardona under the agreement which he loaned AdZone 4,000,000 shares for the purpose of a stock loan.

(2) Includes 9,000,000 shares that may be acquired upon exercise of stock options granted to Mr. Cardona at exercise prices ranging from $0.10 to $3.00 per share. Excludes securities owned by Charles Cardona, Mr. Cardona's brother; 12,849 shares owned by Michael Cardona, Mr. Cardona's brother; 113,500 shares owned by Peter Cardona, Mr. Cardona's brother 465,000 shares owned by Valerie Cardona, Mr. Cardona's mother, and 100,000 shares owned by Charles A. Cardona, III, Mr. Cardona's nephew, with respect to all of which Mr. Cardona disclaims beneficial ownership. Plus 4,000,000 shares owed to Mr. Cardona under the agreement, which he loaned AdZone 4,000,000 shares for the purpose of a stock loan.

(3) Includes 2,350,000 shares that may be acquired upon exercise of stock options granted to Mr. Wasserman at exercise prices ranging from $0.125 to $3.00 per share.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In prior periods, the Company's officers advanced various monies to the Company under formal unsecured note documents bearing interest at 10.0%. The advances were repayable in at least minimum aggregate monthly amounts of approximately $370. During Fiscal 2004, no advances were made and all amounts previously advanced amounts to Company officers were repaid in full.

The following table reflects the advances and repayments during each of the two years in the period ended March 31, 2005:

        Year ended March 31,             Advances        Repayments
                                  -----------------------------------
               2004                         none          $33,754
               2005                         none            none

In the opinion of management, the above-referenced transactions are at least as fair to the Company as we would expect to negotiate with unaffiliated third parties.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
-------
3.1     Certificate of Incorporation **
3.2     By-Laws **
10.1    Consulting  Agreement dated as of October 26, 2001 with Theresa A. Kober
        ***
10.2 Consulting Agreement dated as of November 2, 2001 with Blanchfield, King, Kober & Company, P.C. +
10.3    Consulting Agreement dated as of Thomas F. Gavin
10.4 Consulting Agreement dated as of February 5, 2002 with International Standard Consulting Corporation +++
10.5    Employment Agreement dated February 5, 2004 with Charles Cardona
10.6    Employment Agreement dated February 5, 2004 with John Cardona
10.7    Systems  Integration  Agreement  dated as of June 21 2002 with  Raytheon
        Company
10.8 A-K Consulting agreements with Kyle Kennedy Dated Aug. 19, 2002 - May 22, 2003
10.9    Stipulation of Settlement with Sheldon Katz , Sept. 2002
10.10   Multimedia Web Site design contract with Jason Genet dated Oct. 16, 2002
10.11   Investment Banking Agreement with Spartan Securities dated Nov. 27, 2002
10.12   Agreement to borrow shares for stock loans dated Mar. 7, 2003
10.13   Joint Marketing agreement with Sarnoff Corp. dated Mar. 3, 2003
10.14   Warrant agreement with Tom Gavin dated Mar. 12, 2003
10.15   Agreement with Boeing Autometric Division dated April 2003.
23.1    Consent of Registered Independent Accounting Firm
31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S. C. Section 1350

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

*** Incorporated by reference to Exhibit 101 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 13, 2001.

+ Incorporated by reference to Exhibit 10.2 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 13, 2001.

++ Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on January 28, 2002.

+++ Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on February 21, 2002.

REPORTS ON FORM 8-K:

AdZone filed seven reports on form 8-K during the year ended March 31, 2005. Information regarding the items reported on is as follows:

DATE OF REPORT             ITEM REPORTED ON
--------------             ----------------
May 3, 2004             AdZone  Research,  Inc.  today  announced  that  it  has
                        elected A. Richard McCann to its Board of Directors.

May 27, 2004            AdZone  Rearch  entered into a  Subscription  Agreement,
                        with The Nutmeg Group, L.L.C (the "Purchaser"), for a private placement of up to $1,750,000 for shares of common stock of the Company

August 4, 2004          Change in independent public accountants

September 9, 2004       AdZone   Research   Signs   $2.5   Million,   Multi-Year
                        Commercial Division Contract

September 13, 2004      AdZone  Research  and The  Justice  Fund  Join  Ranks to
                        Intercept  and  Prosecute  Digital  Privacy   Offenders,
                        Repatriate Funds and shut Them Down

 September 15, 2004     AdZone  Research  Announces  Distribution  of Restricted
                        Common  Stock and  Warrants  to  Shareholders  of Record
                        Amounting to More than $300,000

October 13, 2004        Adzone   sets   dividend   record   date  for   upcoming
                        distribution to shareholders.

ITEM 14- PRINCIPAL ACCOUNTANT FEES AND SERVICES

                        The Company paid or accrued the following fees in each of the two fiscal years to Aidman, Piser & Company, P.A. of Tampa, Florida and S. W. Hatfield, CPA of Dallas,
                        Texas:

                                     Year ended           Year ended
                                      March 31,            March 31,
                                         2005                2004
                                      ---------            ---------
(1)   Audit fees                      $ 148,929             $  26,613
(2)   Audit-related fees                     --                   --
(3)   Tax fees                               --                   --
(4)   All other fees                         --                   --
                                      ---------            ---------

   Totals                             $ 148,929            $  26,613
                                      =========            =========

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

The Board reviewed the audited financial statements of the Company as of and for the year ended March 31, 2005 and 2004 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2005, for filing with the Securities and Exchange Commission.

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


Dated: July 13, 2005                 By:  /s/ John Cardona
                                       ----------------------------------------
                                       John Cardona, Director


Dated: July 13, 2005                 By:  /s/ Warren Hamburger
                                       ----------------------------------------
                                       Warren Hamburger, Director


Dated: July 13, 2005                 By:  /s/ Russell Ivy
                                       ----------------------------------------
                                       Russell Ivy, Director

Dated: July 13, 2005                 By:  /s/ Richard A. McCann
                                       ----------------------------------------
                                       Richard A. McCann, Director

                              ADZONE RESEARCH, INC.
                              FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2005 AND 2004

                                    CONTENTS
                                                                           Page
                                                                           ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2

FINANCIAL STATEMENTS

   Balance Sheet as of March 31, 2005                                       F-3

   Statements of Operations and Comprehensive Loss for the years
     ended March 31, 2005 and 2004                                          F-4

   Statements of Shareholders' Equity (Deficit) for the years ended
     March 31, 2005 and 2004                                                F-6

   Statements of Cash Flows for the years ended March 31, 2005 and 2004     F-8

   Notes to Financial Statements                                            F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Adzone Research, Inc.

We have audited the accompanying balance sheet of Adzone Research, Inc. as of March 31, 2005, and the related statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of Adzone's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adzone Research, Inc. at March 31, 2005, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note C, the Company has incurred substantial losses and has used significant levels of cash in developing its operations since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period. Management's plans with respect to this uncertainty are discussed in Note C to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               /s/ AIDMAN, PISER & COMPANY, P.A.


Tampa, Florida
July 7, 2005

                              ADZONE RESEARCH, INC.
                                  BALANCE SHEET
                                 March 31, 2005

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $    431,790
   Prepaid consulting fees and other expenses                            37,000
   Marketable securities                                                 22,501
   Assets restricted for dividend payments                              202,503
   Accounts receivable                                                    8,755
                                                                   ------------

     TOTAL CURRENT ASSETS                                               702,549
                                                                   ------------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $62,945                                    17,070

LEASEHOLD IMPROVEMENTS, net of
  accumulated amortization of $2,710                                      8,130

Restricted cash - preferred stock dividend reserve                          176
                                                                   ------------

    TOTAL ASSETS                                                   $    727,925
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
   Note payable                                                    $     50,000
   Accounts payable - trade                                              46,049
   Accrued expenses                                                     367,305
   Accrued dividends payable                                            202,503
   Deferred revenue                                                     132,329
   Accrued officer compensation                                          98,244
   Stock settlement liability                                         1,418,000
                                                                   ------------

     TOTAL CURRENT LIABILITIES                                        2,314,430
                                                                   ------------

LONG-TERM LIABILITIES
   Long-term debt                                                       291,783
                                                                   ------------

     TOTAL LIABILITIES                                                2,606,213
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Notes K, M and R)                           --

SHAREHOLDERS' DEFICIT
   Preferred stock - $0.001 par value;
     20,000,000 shares authorized:
       Series A - 50 shares authorized;
         2.12 shares issued and outstanding                              31,969
       Series B - 100 shares authorized;
         1 share issued and outstanding                                  11,500
   Common stock - $0.001 par value; 200,000,000
       shares authorized; 98,144,253 shares issued
       and outstanding                                                   98,144
   Additional paid-in capital                                         9,751,311
   Accumulated deficit                                              (11,730,947)
   Stock subscription receivable                                        (30,550)
   Treasury stock - at cost (25,000 shares)                              (2,215)
   Accumulated comprehensive loss                                        (7,500)
                                                                   ------------
     TOTAL SHAREHOLDERS' DEFICIT                                     (1,878,288)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $    727,925
                                                                   ============

See notes to financial statements.

                              ADZONE RESEARCH, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       YEARS ENDED March 31, 2005 AND 2004

                                                     2005               2004
                                                  -----------       -----------

REVENUES                                          $   332,037       $    74,844
                                                  -----------       -----------
PRODUCTION EXPENSES
   Salaries, wages and related costs                  381,267           393,288
   Direct occupancy and operating expenses            116,416           169,855
                                                  -----------       -----------
     Total production expenses                        497,683           563,143
                                                  -----------       -----------

GROSS (LOSS)                                         (165,646)         (488,299)
                                                  -----------       -----------

OPERATING EXPENSES
   Selling, general and marketing expenses:
     Salaries, wages and related costs              1,171,861         1,469,238
     Consulting and professional fees               1,705,805         1,038,963
     General and administrative expense               633,935           234,607
     Depreciation and amortization                     13,981             5,469
                                                  -----------       -----------
     Total operating expenses                       3,525,582         2,748,277

                                                  -----------       -----------

LOSS FROM OPERATIONS                               (3,691,228)       (3,236,576)

OTHER INCOME (EXPENSE)
   Interest and other income                           10,885               298
   Interest expense                                    (5,796)          (11,580)
   Write down of marketable securities                (36,813)             --
   Lawsuit settlement                                    --              (3,000)
   Loss on disposition of equipment                      --                (963)
   Derivative loss                                   (468,000)             --
                                                  -----------       -----------

NET LOSS                                           (4,190,952)       (3,251,821)

OTHER COMPREHENSIVE LOSS                               (7,500)             --
                                                  -----------       -----------

COMPREHENSIVE LOSS                                $(4,198,452)      $(3,251,821)
                                                  ===========       ===========

(Continued)

                              ADZONE RESEARCH, INC.
           STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS - CONTINUED
                       YEARS ENDED MARCH 31, 2005 AND 2004

                                                    2005               2004
                                               ------------        ------------

RECONCILIATON OF NET LOSS TO LOSS
ATTRIBUTABLE TO COMMON SHAREHOLDERS:

NET LOSS                                       $ (4,190,952)       $ (3,251,821)
                                               ------------        ------------
PREFERRED STOCK DIVIDENDS
     AND ACCRETIONS:
     Accretions of preferred stock
       carrying values to redemption
       values                                      (116,214)           (589,533)
     Preferred dividends paid                       (61,060)            (26,657)
                                               ------------        ------------
TOTAL PREFERRED STOCK DIVIDENDS AND
ACCRETIONS                                         (177,274)           (616,190)
                                               ------------        ------------
LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS                                   $ (4,368,226)       $ (3,868,011)
                                               ============        ============

LOSS PER COMMON SHARE:
   BASIC AND DILUTED LOSS PER
   COMMON SHARE                                $      (0.05)       $      (0.06)
                                               ============        ============
   WEIGHTED AVERAGE COMMON SHARES
   USED IN BASIC AND DILUTED LOSS
   PER COMMON SHARE                              83,746,186          62,374,341
                                               ============        ============

See notes to financial statements.

                              ADZONE RESEARCH, INC.
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED MARCH 31, 2005 AND 2004

                                           Preferred Stock                 Common Stock            Additional
                                    ----------------------------    ---------------------------      paid-in      Accumulated
                                       Shares          Amount          Shares         Amount         capital        Deficit
                                    ------------    ------------    ------------   ------------   ------------    ------------
BALANCES, APRIL 1, 2003                       --    $         --      50,096,462   $     50,096   $  2,477,735    $ (3,261,524)

Issuance of preferred stock and
warrants:
   Series A Unit Offering (a)              34.85          51,528              --             --        296,972              --
   Series B Unit Offering (b)              31.00              --              --             --        310,000              --
Accretions of discounts
   on preferred stock                         --         589,533              --             --             --        (589,533)
Preferred stock dividends paid                --              --              --             --             --         (26,657)
Redemption of preferred stock:
   Series A Preferred Stock               (10.63)       (122,245)             --             --             --              --
Issuance of common stock for:
   Cash                                       --              --         772,333            773         61,127              --
   Exercise of stock options and
     warrants                                                 --       3,025,000          3,025        861,195              --
   Employee compensation                      --              --      14,054,000         14,054      1,388,926              --
   Professional services                      --              --       2,304,460          2,304        598,164              --
   Director fees                              --              --         280,000            280         30,520              --
   Cost of obtaining capital                  --              --         300,000            300          (300)              --
Purchase of treasury stock                    --              --              --             --             --              --
Issuance of stock options for
  services                                    --             --               --             --        543,020              --
Issuance of common stock warrants
  for services                                --              --              --             --        122,672              --
Net loss for the year                         --              --              --             --             --      (3,251,821)
                                    ------------    ------------    ------------   ------------   ------------    ------------
BALANCES, MARCH 31, 2004                   55.22    $    518,816      70,832,255   $     70,832   $  6,690,031    $ (7,129,535)

                                                        Stock         Treasury
                                                    subscription       Stock
                                                     receivable        at cost          Total
                                                    ------------    ------------    ------------
BALANCES, APRIL 1, 2003                             $    (14,800)   $       --      $   (748,493)

Issuance of preferred stock and
warrants:
   Series A Unit Offering (a)                               --              --           348,500
   Series B Unit Offering (b)                               --              --           310,000

Accretions of discounts
   On preferred stock                                       --              --              --
Preferred stock dividends paid                              --              --           (26,657)
Redemption of preferred stock:
  Series A Preferred Stock                                  --              --          (122,245)
Issuance of common stock for:
   Cash                                                     --              --            61,900
   Exercise of stock options and warrants              (15,750)             --           848,470
   Employee compensation                                    --              --         1,402,980
   Professional services                                    --              --           600,468
   Director fees                                            --              --            30,800
   Cost of obtaining capital                                --              --              --
Purchase of treasury stock                                  --            (2,215)         (2,215)
Issuance of stock options for services                      --              --           543,020
Issuance of common stock warrants
  for services                                              --              --           122,672
Net loss for the year                                       --              --        (3,251,821)
                                                    ------------    ------------    ------------
BALANCES, MARCH 31, 2004                            ($    30,550)   $     (2,215)   $    117,379
                                                    ============    ============    ============


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

See notes to financial statements.

                              ADZONE RESEARCH, INC.
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       YEARS ENDED MARCH 31, 2005 AND 2004

                                           Preferred Stock           Common Stock Additional
                                    ----------------------------    ---------------------------      paid-in      Accumulated
                                       Shares          Amount          Shares         Amount         capital        Deficit
                                    ------------    ------------    ------------   ------------   ------------    ------------
BALANCES, MARCH 31, 2004                   55.22    $    518,816      70,832,255   $     70,832   $  6,690,031    $ (7,129,535)

Issuance of common stock for:
   Cash                                     --              --        10,167,284         10,167        170,516            --
   Employee compensation                    --              --         2,570,000          2,570        280,638            --
   Exercise of stock options
     and warrants                           --              --         1,969,000          1,969        324,211            --
   Professional services                    --              --         6,253,232          6,254      1,050,404            --
   Conversion of Preferred Stock
     Series A                             (22.10)       (246,561)      2,614,941          2,615        243,946            --
     Series B                             (30.00)       (345,000)      3,169,340          3,169        341,831            --
   Warrant conversion                       --              --           568,201            568           (568)           --
Accretions of discounts
   on preferred stock                       --           116,214            --             --             --          (116,214)
Redemption of warrants                      --              --              --             --          (76,744)           --
Preferred stock dividends paid              --              --              --             --             --           (61,060)
Common stock dividends declared             --              --              --             --             --          (233,186)
Issuance of stock options
  for services                              --              --              --             --          121,101            --
Issuance of warrants for services           --              --              --             --          605,945            --
Derivative loss                             --              --              --             --             --              --
Unrealized loss on marketable
  securities                                --              --              --             --             --              --
Net loss                                    --              --              --             --             --        (4,190,952)
                                    ------------    ------------    ------------   ------------   ------------    ------------
BALANCES, MARCH 31, 2005                    3.12    $     43,469      98,144,253   $     98,144   $  9,751,311    $(11,730,947)
                                    ============    ============    ============   ============   ============    ============

                                            Stock          Treasury     Accumulated
                                         subscription        Stock     Comprehensive
                                          receivable        at cost         Loss            Total
                                         ------------    ------------    ------------    ------------
BALANCES, MARCH 31, 2004                 $    (30,550)  $     (2,215)  $       --     $    117,379

Issuance of common stock for:
   Cash                                          --             --             --          180,683
   Employee compensation                         --             --             --          283,208
   Exercise of stock options
     and warrants                                --             --             --          326,180
   Professional services                         --             --             --        1,056,658
   Conversion of Preferred Stock
     Series A                                    --             --             --             --
     Series B                                    --             --             --             --
   Warrant conversion                            --             --             --             --
Accretions of discounts
   on preferred stock                            --             --             --             --
Redemption of warrants                           --             --             --          (76,744)
Preferred stock dividends paid                   --             --             --          (61,060)
Common stock dividends declared                  --             --             --         (233,186)
Issuance of stock options for services           --             --             --          121,101
Issuance of warrants for services                --             --             --          605,945
Unrealized loss on marketable
  securities                                     --             --           (7,500)        (7,500)
Net loss                                         --             --             --       (4,190,952)
                                         ------------   ------------   ------------   ------------
BALANCES, MARCH 31, 2005                 $    (30,550)  $     (2,215)  $     (7,500)  $ (1,878,288)
                                         ============   ============   ============   ============

See notes to financial statements.

                              ADZONE RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2005 AND 2004

                                                         2005           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $(4,190,952)   $(3,251,821)
   Adjustments to reconcile net loss
     to net cash flows from operating activities
       Depreciation                                       13,981          5,469
       Derivative loss                                   468,000           --
       Loss on disposition of equipment                     --              963
       Write down of marketable securities                36,813
       Securities received in exchange for services     (300,000)          --
       Stock-compensation:
         Salaries, wages and bonuses                     318,059      1,656,750
         Professional services                         1,748,853      1,012,390
         Directors fees                                     --           30,800
       Changes in operating assets and liabilities:
         Prepaid expenses and other                       97,272        (98,897)
         Accounts receivable                              (8,755)          --
         Deposits and other assets                        38,179        (37,965)
         Accounts payable and accrued liabilities        115,382        130,343
         Accrued officers compensation                   (62,682)      (409,434)
         Deferred revenue                                132,329           --
                                                     -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                 (1,593,521)      (961,402)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid to purchase property and equipment          (28,758)        (5,250)
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (28,758)        (5,250)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock, including $950,000
    stock settlement liability in 2005                 1,456,863        910,370
   Sale of preferred stock                                  --          658,500
   Proceeds from long-term debt                          125,000        166,783
   Cash paid to redeem preferred stock                   (76,744)      (122,245)
   Cash paid for preferred stock dividends               (61,060)       (26,657)
   Principal paid on notes payable                       (12,787)        (3,171)
   Cash paid to acquire treasury stock                      --           (2,215)
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              1,431,272      1,581,365
                                                     -----------    -----------
INCREASE (DECREASE) IN CASH                             (191,007)       614,713
Cash and cash equivalents, beginning of period           622,797          8,084
                                                     -----------    -----------
Cash and cash equivalents, end of period             $   431,790    $   622,797
                                                     ===========    ===========

See notes to financial statements.

                              ADZONE RESEARCH, INC.
                      STATEMENTS OF CASH FLOWS - CONTINUED
                       YEARS ENDED MARCH 31 2004 AND 2005



                                                         2005           2004
                                                     ------------   ------------


SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID

     Interest paid during the period                 $      5,796   $      6,029
                                                     ============   ============
     Income taxes paid during the period             $         --   $         --
                                                     ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     Stock investment declared as
       a property dividend                           $    233,186   $         --
                                                     ============   ============
     Unrealized loss on available for
       sale marketable securities                    $      7,500   $         --
                                                     ============   ============
     Reduction in value of property
       declared as dividends                         $     30,683   $         --
                                                     ============   ============

See notes to financial statements.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE C - GOING CONCERN UNCERTAINTY

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern for a reasonable period. As noted in the accompanying financial statements, the Company incurred a net loss of ($4,190,952) and used cash of ($1,593,521) in conducting its operations during the year ended March 31, 2005. These recurring negative trends raise substantial doubt about the Company's ability to continue as a going concern.

Operating cash flows for the fiscal year ended March 31, 2006 are not projected to be sufficient to sustain the Company's operations. However, management currently believes that existing cash reserves of $431,790 as of March 31, 2005, coupled with a potential commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement will be sufficient to fund operating deficits for a period of approximately twelve months following March 31, 2005. There can be no assurances that Adzone will, in fact, receive the $750,000 in conjunction with the subscription agreement. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve months following March 31, 2005:

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE C - GOING CONCERN UNCERTAINTY (CONTINUED)

      a. Management does not believe that the significant level of cash used in operations during the year ended March 31, 2005 ($1,593,521) is indicative of cash flow usage during the next four fiscal quarters. Cash flow from operations during the current period included two amounts, as follows, that increased cash usage. First, a bonus of $320,000 was awarded to two officers by the Company's Board of Directors during the second quarter. Accordingly, at this time, no further officer bonuses are contemplated. Second, the Company used cash proceeds from the Nutmeg Subscription Agreement to pay certain current and past due accounts payable and accrued liabilities amounting to approximately $263,000. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company's year to date operations.

      b. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the year ended March 31, 2005, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

      c. The Company completed a three month U.S. Department of Defense contract in the second quarter of fiscal 2005 and collected $150,000 for said contract. Management of the Company is optimistic that the success of this contract will lead to follow up contracts with the government, although no such contracts have yet been awarded. However, management is actively negotiating three such proposals in the Defense Industry arena.

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

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, the receipt of the final conditional traunch of the Nutmeg Subscription Agreement and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty. The company is currently negotiating additional financing with several financial institutions in order to fulfill the company's acquisition strategy. However, there can be no assurance that such negotiations will be successful.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Cash and cash equivalents

      For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.    Marketable securities

      The Company's investments consist of marketable equity securities classified as available for sale and recorded at fair value. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.

3.    Assets restricted for dividend payments

      Consists of marketable securities valued at $67,503 at March 31, 2005 and 1,500,000 shares of the Justice Fund valued at $135,000 at March 31, 2005.

4.    Accounts receivable and revenue recognition

      In the normal course of business, the Company periodically extends unsecured credit to its customers. Because of the credit risk involved, management will provide an allowance for doubtful accounts which will reflect its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

      Revenue  is  recognized   pro-rata   over  the  term  of  the   respective
      corresponding agreement to provide research services and information to the Company's customers.

5.    Property and equipment

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

6.    Leasehold improvements

      Leasehold improvements are recorded at historical cost. These costs are amortized over the life of the lease which terminates on September 30, 2007.

7.    Advertising expenses

      Advertising and marketing expenses are charged to operations as incurred. Advertising expense for the years ended March 31, 2005 and 2004 were $158,642 and $13,850, respectively.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

8.    Income taxes

      Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

9.    Loss per common share

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

      As of March 31, 2005 and 2004, the Company's outstanding stock options and warrants (shown in the following table) are deemed to be anti-dilutive due to the Company's net loss position.


                                                   March 31,     March 31
                                                     2005         2004
                                                  ----------    ----------
      Options and warrants outstanding to
          purchase common stock                   26,152,699    19,270,695
        Preferred stock convertible to
          common stock                               282,273     1,697,941

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

10.   Stock-based compensation

      The Company uses stock-based compensation arrangements to compensate employees and professional service providers and consultants. The Company accounts for and reports its stock-based employee compensation arrangements using the intrinsic method outlined in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations. In all instances, involving employee and non-employee stock-based compensation, the Company uses the trading market value of the common stock on the date of the award to measure compensation expense and recognizes the compensation expense on a straight line basis over the underlying service period.

      The  following  tabular  presentation  reflects   supplemental   financial
      information related to stock-based employee compensation as if the fair value method were used:

                                                 March 31,    March 31,
                                                   2005         2004
                                              ------------   -----------
      Net loss attributable to common
        stockholders, as reported             $(4,190,226)   $(3,868,011)
                                              ============   ===========
      Stock-based employee compensation
       included in net loss                   $  (318,059)   $(1,656,750)
                                              ============   ===========
      Stock-based employee compensation
       using the fair value model             $ (1,954,917)  $(4,739,313)
                                              ============   ===========
      Pro forma net loss attributable to
        common stockholders, using
        the fair value method                 $ (5,827,084)  $(6,950,574)
                                              ============   ===========

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

10.   Stock-based compensation (continued)

       Loss per share attributable to common
        shareholders, as reported                      $    (0.05)   $    (0.05)
                                                     ============   ===========
       Pro forma net loss per share attributable
        to common shareholders                         $    (0.07)   $    (0.11)
                                                     ============   ===========

      The Black Scholes Valuation Model is used to estimate fair values of employee stock options. Significant assumptions included an average expected term of sixty months; a volatility factor of 360%; and, a risk free interest rate of 3.0%.

11.   Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss consists of unrealized losses on marketable equity securities. Accumulated other comprehensive income has no applicable income tax.

12.   Derivative financial instruments

      The Company accounts for derivative financial instruments indexed to and potentially settled in, its own stock in accordance with Emerging Issues Task Force 00-19, which provides that if the number of shares deliverable in a transaction be indeterminable, that said shares be presented as a liability in the balance sheet. Further, the liability is to be measured at fair value until such time as the obligation is settled. The shares issued in connection with the Nutmeg Subscription Agreement discussed in
      Item 6 "Managmement Discussion and Analysis", under the heading Liquidity and Capital Resources and Note O to the financial statements are derivative transactions and as such have been presented in the accompanying balance sheet as liabilities. The difference in the fair value of this liability at each financial reporting date is charged to operations.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, stock settlement liability, notes payable and long-term debt, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE F - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMER INFORMATION

The  Company  maintains  its cash  accounts  in various  financial  institutions
subject  to  insurance   coverage  issued  by  the  Federal  Deposit   Insurance
Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the year ended March 31, 2005 the Company had deposits in these financial institutions at various times for varying lengths of time with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses to date as a result of any of these unsecured situations.

During the year ended March 31, 2005 the Company generated revenues from 2 customers representing 50% and 45% of total revenues, respectively. During the year ended March 31, 2004 the Company generated revenues from 1 customer which represented 95% of total revenues.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2005:


      Computer equipment                                         $ 67,517
      Office furniture and other equipment                         12,498
                                                                 --------
                                                                   80,015
      Less accumulated depreciation                               (62,945)
                                                                 --------

      Net property and equipment                                 $ 17,070
                                                                 ========

Depreciation expense for the years ended March 31, 2005 and 2004 was $11,271 and $5,469, respectively.

Leasehold improvements consist of the following at March 31, 2005:

      Leasehold improvements                                     $ 10,840
      Less accumulated amortization                                (2,710)
                                                                 --------
      Net leasehold improvements                                 $  8,130
                                                                 ========

Amortization expense for the year ended March 31, 2005 was $ 2,710 and -0- for the year ended March 31, 2004.

Note H - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2005:

      Accrued bonuses                                            $ 50,000
      Accrued payroll                                             113,283
      Other accrued expenses                                      204,022
                                                                 --------
                                                                 $367,305
                                                                 ========

NOTE I - NOTE PAYABLE


Note payable consists of an unsecured installment note payable to an individual. Interest at 15.0% paid in advance with the issuance of 250,000 shares of restricted, unregistered common stock to the lender. Payable in monthly installments of $1,000 commencing September 1, 2001 and each successive month until paid in full. Scheduled payments are in default at March 31, 2005 and the entire amount is classified as "current" in the accompanying financial statements. On April 14, 2005, the Company issued 550,000 shares of common stock to the note holder in lieu of the $50,000 loan repayment.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE J - LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2005:

Four   separate   notes   payable  to  a   non-financial
institution  investment  corporation.  Interest  at  the
prevailing  Prime Rate plus 100 basis  points  (5.00% at
March 31,  2005),  payable  quarterly in arrears plus an
origination  fee equal to 1.0% of the principal  amount.
Principal payable in full in May 2006. Collateralized by
shares  of  the  Company's  common  stock   (aggregating
approximately  7,958,121  shares  at  March  31,  2005),
placed in escrow with the lender's brokerage firm, owned
by the Company's  Chief  Executive  and Chief  Operating
Officers, respectively.                                               $  166,783

Two unsecured  notes payable with maturity  dates of May
2006 that were converted into convertible  debentures in
May 2005. See subsequent events footnote S.                              125,000
                                                                     -----------
                                                                     $   291,783
                                                                     ===========

NOTE K - OFFICERS COMPENSATION

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

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE K - OFFICERS COMPENSATION (CONTINUED)


The Board of Directors shall at its discretion grant up to an additional $100,000 in bonus to CCardona on an annual basis.

Stock Options:     The employee received options to purchase 3,000,000 (three million) shares as follows:
                               Options for 750,000 shares at $.85 (85 cents) Options for 750,000 shares at $1.00 (1 dollar) Options for 750,000 shares at $1.50
                                 (1 dollar and 50 cents)
                               Options for 750,000 shares at $1.75
                                 (1 dollar and 75 cents)

All the options granted above shall be exercisable for 6 years from the date of granting. Additionally the company shall maintain any existing options under previous contracts.

Additional Incentives:         Charles A. Cardona will receive 5% of all sales
                               in which he is involved.

Other Agreements:              Medical and Dental insurance is fully
                               paid for the employee by the Company during the employment period. Company shall reimburse or pay for reasonable company vehicle expenses including lease or purchase payments, gas, tolls and repairs.

Legal Representation:          AdZone Research agrees to defend
                               employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to attorney's fee's legal fees, misc. expenses.
                               Legal representation for Charles A.
                               Cardona will continue beyond the term of this contract and will continue for the remainder of Charles A. Cardona's life.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE K - OFFICERS COMPENSATION (CONTINUED)

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

Stock Options:   The employee received options to purchase
                 3,000,000 (Three Million) shares as follows:
                     Options for 750,000 shares at $.85 (85 cents)
                     Options for 750,000 shares at $1.00 (1 dollar)
                     Options for 750,000 shares at $1.50 (1 dollar and 50 cents) Options for 750,000 shares at $1.75 (1 dollar and 75 cents)

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE K - OFFICERS COMPENSATION (CONTINUED)

All the options granted above shall be exercisable for 6 years from the date of granting. Additionally the company shall maintain any existing options under previous contracts.

Additional Incentives:         John A. Cardona will  receive 5% of all sales in
                               which he is involved.

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

On February 5, 2004, the Company entered into an Employment Agreement with Daniel Wasserman (Wasserman), which superceded all prior agreements, to serve as its Executive Vice President and Managing Director of Global Defense Group through June 30, 2005. Under this agreement, Wasserman receives a salary of $175,000 per year, commencing upon closing of a paid sale or completed financing of $1,500,000 or more. Until such time, the Company shall pay Wasserman an interim salary beginning at $900 per week. The salary will increase by $1,000 per month upon the first paid sale of $100,000 or more made by Wasserman. The salary will then increase by an additional $1,500 per month upon each paid sale of $100,000 or more made by Wasserman. These increases will continue until the standard base salary of $175,000 per year is reached. This salary is independent of any commission, which may be earned and paid. The Board of Directors at its discretion and option may vote to give the employee up to an additional $75,000 in bonus and up to 300,000 shares of stock. The Company shall pay Wasserman a bonus of 100,000 shares upon the contracting of a sale of $1,000,000 or more. Wasserman shall be entitled to 4 weeks paid vacation, plus 10 holiday days off per year. Unused vacation will be paid at the end of the year. Medical benefits will be paid by the Company once the board begins coverage for the employee. Additional compensation for consulting contracts brought in will be negotiated on a case by case basis. This commission shall be payable when funds are received by the company and shall be paid to the employee regardless of the salary status.

As of March 31, 2005, there was $98,244 unpaid under the agreements with CCardona and JCardona.

Future minimum amounts payable under the Cardona contracts are as follows:

Year ending
 March 31,               Amount
   2006                   365,333
   2007                   353,000
                       ----------
  Totals               $  718,333
                       ==========

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS




NOTE L - INCOME TAXES

The components of income tax benefit (expense) for the years ended March 31, 2005 and 2004, respectively, are as follows:


                                            2005                   2004
                                         ---------               --------
                       Federal:
                         Current         $      --               $     --
                         Deferred               --                     --
                                         ---------               --------
                       State:
                         Current                --                     --
                         Deferred               --                     --
                                         ---------               --------

                       Totals             $     --               $     --
                                          =========              ========

As of March 31, 2005, the Company has a net operating loss carryforward of approximately $7,900,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards and the possible permanent loss of a portion of the carryforwards.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE L - INCOME TAXES (CONTINUED)

The Company's income tax expense for the years ended March 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                          2005          2004
                                                      -----------   -----------
Statutory rate applied to loss before income taxes    $ 1,425,000   $ 1,120,000
Increase (decrease) in income taxes resulting from:
    Non-deductible charges:
      Expenses not deductible for income taxes           (135,000)         --
    Change in deferred tax asset valuation allowance   (1,360,000)   (1,160,000)
    Other                                                  70,000        40,000
                                                      -----------   -----------
      Income tax expense                              $      --     $      --
                                                      ===========   ===========


                                                        March 31,     March 31,
                                                          2005          2004
                                                      -----------   -----------
Deferred tax assets
   Net operating loss carryforwards                   $ 3,000,000   $ 1,950,000
   Stock based compensation                               260,000          --
   Deferred revenue                                        50,000          --
   Less valuation allowance                            (3,310,000)   (1,950,000)
                                                      -----------   -----------
     Net Deferred Tax Asset                           $      --     $      --
                                                      ===========   ===========

During the years ended March 31, 2005 and 2004, the the deferred tax asset valuation allowance increased by approximately $1,360,000 and $1,160,000, respectively.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE M - PREFERRED STOCK

Preferred stock consists of the following at March 31, 2005:

                                                         March 31, 2005
                                                --------------------------------
                                                Shares      Carrying  Redemption
                                                              Value      Value
                                                --------  -----------  ---------

9.0% Series A Cumulative Convertible Stock       2.78         31,969   $  31,969
9.0% Series B Cumulative Convertible Stock       1.00         11,500      11,500
                                                ------      -------   ----------
     Totals                                      3.78       $ 43,469   $  43,469
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

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE M - PREFERRED STOCK (CONTINUED)

The Company is contractually obligated to file a Registration Statement with the
U. S. Securities and Exchange Commission, and use its best efforts to have said Registration Statement declared effective within 120 days of the closing date of this Private Placement Memorandum, registering a number of shares of its common stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants. This offering was closed by the Company on October 31, 2003. As of March 31, 2005, and subsequent thereto, the Company has not filed the required Registration Statement.

The Company initially sold approximately 34.85 Units for gross proceeds of approximately $348,500 and redeemed approximately 10.63 Units during fiscal 2004 at a gross redemption price of approximately $122,245, inclusive of the 15.0% redemption premium upon the sale of 9.0% Series B Cumulative Preferred Stock. The Company paid a commission of approximately $41,280 to Spartan Securities Group, Ltd. for the selling of this offering. Additionally, Spartan Securities Group, Ltd. was the purchaser of one (1) Unit and received a commission related to the purchase of its Unit.

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

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE M - PREFERRED STOCK (CONTINUED)

The Company is contractually obligated to file a Registration Statement with the
U. S. Securities and Exchange Commission, and use its best efforts to have said Registration Statement declared effective within 120 days of the closing date of this Private Placement Memorandum, registering a number of shares of its common stock issuable upon the conversion of the Series B Preferred Stock and the exercise of the Warrants. This offering was closed by the Company on January 15, 2004. As of March 31, 2005, and subsequent thereto, the Company has not filed the required Registration Statement.

The Company initially sold approximately 31.00 Units for gross proceeds of approximately $310,000. The Company paid a commission of approximately $36,000 to Spartan Securities Group, Ltd. for the selling of this offering. Additionally, approximately $122,245 of the net proceeds were used to repurchase approximately 10.63 shares of the then issued and outstanding 9.0% Series A Preferred Stock.

During the twelve months ended March 31, 2005, 21.40 shares of Series A Preferred Stock and 30 shares of Series B Preferred Stock were converted to 2,614,941 and 3,169,340 shares of common stock, respectively.

Dividend reserve

In conjunction with the Series A and Series B Preferred Stock transactions, the Company established a contractual reserve account for the payment of 12 months of dividends. At March 31, 2005, approximately $176 was in a bank account maintained by the Company's Escrow Agent for the payment of monthly dividends.

NOTE N - BENEFICIAL CONVERSION DISCOUNT FEATURE ON PREFERRED STOCK

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

                                        Initial
                                 Allocation of Proceeds
                              -----------------------------
                              Series A Preferred                  Total
                                    Stock          Warrants      Proceeds
                                  ---------       ---------     ---------
Series A Unit Offering            $ 197,525       $ 150,975     $ 348,500
                                                  =========     =========
Beneficial conversion feature      (145,997)
                                  ---------
Initial carrying value            $  51,528
                                  =========

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE N - BENEFICIAL CONVERSION DISCOUNT FEATURE ON PREFERRED STOCK (CONTINUED)

                                        Initial
                                 Allocation of Proceeds
                              -----------------------------
                              Series B Preferred                  Total
                                    Stock          Warrants      Proceeds
                                  ---------       ---------     ---------
Series B Unit Offering            $ 133,853       $ 176,147     $ 310,000
                                                  =========     =========
Beneficial conversion feature      (133,853)
                                  ---------
Initial carrying value            $      --
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

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE O - COMMON STOCK TRANSACTIONS

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

During Fiscal 2005 and 2004, the Company issued 27,311,998 and 20,735,793 shares, respectively, of common stock, in both registered and restricted, unregistered form.

On July 20, 2004, November 5, 2004 and February 23, 2005, the Company filed separate Registration Statements on Form S-8 registering 5,000,000, 12,400,000 and 3,500,000 shares of common stock, respectively.

The following table recaps the status of each of the Company's Registration Statements on Form S-8:
                                  Cumulative      Cumulative
                                   number of       number of         Remaining
                                    shares          shares             to be
                                  registered        issued            issued
                               -------------     -------------     -------------
     Filing dated 7/20/04          5,000,000       4,393,102            606,898
     Filing dated 11/5/04         12,400,000           ---           12,400,000
     Filing dated 2/23/05          3,500,000           ---            3,500,000

The following table presents stock issuances during Fiscal 2005 and 2004:

                                                     Total
                                                  ----------
      Balances at March 31, 2003                  50,096,462

        Cash                                       3,797,333
        Capital formation and public relations       300,000
        Consulting and legal services              2,304,460
        Directors fees                               280,000
        Personnel compensation                    14,054,000
                                                  ----------
      Balances at March 31, 2004                  70,832,255

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE O - COMMON STOCK TRANSACTIONS (CONTINUED)

           Balances at March 31, 2004             70,832,255

        Cash (a)                                  12,136,284
        Consulting and legal services              6,253,232
        Personnel compensation                     2,570,000
        Conversion of preferred stock
             Series A                              2,614,941
             Series B                              3,169,340
        Conversion of warrants                       568,201
                                                  ----------

      Balances at March 31, 2005                  98,144,253
                                                  ==========

      (a) As part of common stock sold for cash, during May 2004, the Company entered into a Subscription Agreement with an unaffiliated investor. Under the terms of the Subscription Agreement, the Company received cash of $950,000 (net of $50,000 of expenses) during the year ended March 31, 2005. The Company is to receive additional cash of $750,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreement. The number of common shares to be issued is equal to the amount received divided by the lesser of $.20, 57% of the average closing bid price for common stock on the two trading days immediately prior to closing on the sale or 57% of the average closing bid price of the Company's common stock on the two trading days immediately prior to the date on which the registration statement is declared effective ("Fixed Price"). The proceeds from this transaction have been classified as Stock Settlement Liability at March 31, 2005. In addition, the Subscription Agreement provides for the issuance of warrants equal 50% of the purchase price of the common stock divided by the Fixed Price. The warrants expire in December 2008 and are exercisable at 71.25% of the average closing bid price for common stock on the two trading days immediately prior to filing a registration statement with the Securities Exchange Commission (the Company is required to register the aforementioned shares as well as the shares underlying common stock warrants).

      As a result of the above Subscription Agreement, at March 31, 2005, the Company has issued 7,572,284 shares of common stock, which represents the minimum number of shares to be issued under the Subscription Agreement in exchange for cash received through March 31, 2005. The ultimate number of shares to be issued is indeterminate as the number of shares is dependent on the Company's closing bid price when a registration statement is declared effective. As a result, the $950,000 of cash received under the Subscription Agreement through March 31, 2005 is included in liabilities.

      At March 31, 2005, the Company measured the value of the shares to be issued under the Subscription Agreement through March 31, 2005 based on the Company's closing bid price at March 31, 2005 compared to the actual shares issued. As a result of this measurement, an additional $468,000 liability was recorded as of March 31, 2005 with a charge to operations.

NOTE P - STOCK OPTIONS

2004 Stock Option Plan

The Company has adopted a stock option plan (the "2004 Plan") covering 12,400,000 shares of the Company's Class A common stock, pursuant to which employees are eligible to receive qualified incentive as well as non-qualified stock options. Incentive stock options granted under the 2004 Plan are exercisable up to ten years from the date of grant at an exercise price of not less than the fair market value of the common stock on the date of grant. Options shall vest over a period of no longer than 5 years.

Notwithstanding, the term of an incentive stock option granted under the 2004 Plan to a shareholder owning more than 10% of the voting rights may not exceed 5 years, and the exercise price of an incentive stock option granted to such shareholder may not be less than 110% of the fair market value of the common stock on the date of grant.


2005 Incentive Stock Option Plan

The Company has adopted a stock option plan (the "2005 Plan") covering 3,500,000 shares of the Company's Class A common stock, pursuant to which employees are eligible to receive qualified incentive as well as non-qualified stock options. Incentive stock options granted under the 2005 Plan are exercisable up to ten years from the date of grant at an exercise price of not less than the fair market value of the common stock on the date of grant. Options shall vest over a period of no longer than 5 years.

Notwithstanding, the term of an incentive stock option granted under the 2005 Plan to a shareholder owning more than 10% of the voting rights may not exceed 5 years, and the exercise price of an incentive stock option granted to such shareholder may not be less than 110% of the fair market value of the common stock on the date of grant.

In August 2001, pursuant to an employment agreement which superceded an earlier agreement dated January 29, 2001, with Charles Cardona, the Company's Chief Executive Officer, the Company granted options to purchase up to 1,000,000 shares of common stock at a price of $0.10 per share. The options vested immediately upon execution of this employment agreement and expire in August 2006.

In August 2001, pursuant to an employment agreement which superceded an earlier agreement dated February 9, 2001, with John Cardona, the Company's then President and Chief Operating Officer, the Company granted options to purchase up to 1,000,000 shares of common stock at a price of $0.10 per share. The options vested immediately upon execution of this employment agreement and expire in August 2006.

Pursuant to replacement employment contracts, executed in February 2004, the Company has granted options to purchase up to 3,000,000 shares of common stock each to Charles Cardona and John Cardona at exercise prices ranging from $0.85 to $1.75 per share. These options vested immediately upon execution of each respective employment agreement and expire in February 2010.

At various times during Fiscal 2005 and 2004, the Company granted short-term options (generally with a term of 30 days) to Kyle Kennedy to assist the Company with business strategy, business development and mergers and acquisitions. Mr. Kennedy's compensation was in the form of options to purchase registered freely trading securities at various discounts to the then current Market price. The agreement was on a month to month basis cancelable at 30 days notice by either party.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE P - STOCK OPTIONS (CONTINUED)

                                                       Weighted average exercise
                                                            price per share
                                                           ----------------

     Options outstanding at April 1, 2003     4,000,000         $0.10
       Issued                                12,925,000          1.02
       Exercised                             (3,025,000)         0.28
       Expired/Terminated                    (3,700,000)           --
                                             ----------         -----

     Options outstanding at March 31, 2004   10,200,000         $1.04
       Issued                                 2,350,000          0.21
       Exercised                             (1,969,000)         0.22
       Expired/Terminated                            --            --
                                             ----------         -----
     Options outstanding at March 31, 2005   10,581,000         $0.86
                                             ==========         =====


The weighted-average remaining contractual life of the options outstanding at March 31, 2005 was 3.86 years. The following table summarizes the outstanding options at March 31, 2005:

                                                     Weighted        Weighted
                                                     Average          Average
Range of              Stock Options                 Remaining        Exercise
 Prices          Outstanding  Exercisable             Life             Price
----------       -----------  -----------            --------         --------
$0.10              2,000,000   2,000,000             1.00 yrs          $0.10
$0.21                581,000     581,000             0.24 yrs          $0.21
$0.85              2,150,000   2,150,000             4.77 yrs          $0.85
$1.00              1,750,000   1,750,000             4.71 yrs          $1.00
$1.50              1,950,000   1,950,000             4.74 yrs          $1.50
$1.75              1,700,000   1,700,000             5.00 yrs          $1.75
$2.00                450,000     450,000             3.89 yrs          $2.00
                 ----------   ----------
                  10,581,000  10,581,000
                 ===========  ==========

All 2,350,000 options granted during the year ended March 31, 2005 had an exercise price that was less than the market price. The weighted-average fair value of those options was $0.23 and the weighted-average exercise price was $0.21.


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

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE Q - STOCK WARRANTS

On August 13, 2002, pursuant to an agreement with Thomas Gavin (Gavin) to provide informational and educational news releases and distribute said releases to the news media, the Company issued 580,000 warrants to purchase up to an equivalent number of shares of the Company's common stock at a price of $0.15 per share. Each of these warrants is for a three year term and expire on August 13, 2005. During Fiscal 2004, the Company issued an additional aggregate 250,000 warrants as compensation to Gavin to facilitate the purchase up to an equivalent number of shares of the Company's common stock at exercise prices ranging from $0.15 to $0.85 per share. Each of these warrants expire on the 2nd anniversary date of issuance. During Fiscal 2005, the Company issued an additional aggregate 300,000 warrants as compensation to Gavin to facilitate the purchase up to an equivalent number of shares of the Company's common stock at exercise prices ranging from $0.12 to $0.43 per share. Each of these warrants expire on the 2nd anniversary date of issuance.

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

As additional compensation for investment banking services, Spartan Securities Group, Inc. received warrants in fiscal 2004 and 2003 to purchase up to an aggregate 1,523,463 shares of common stock at a price of either $0.0874 per share (114,416 shares), $0.07 per share (995,714 shares) or $0.20 per share (413,333 shares). On October 7, 2004, Spartan Securities exercised 877,572 warrants which were converted to 568,201 shares of common stock. On May 25, 2004, Adzone redeemed 232,228 warrants for $76,744. The remaining 413,333 warrants are still outstanding and expire in November 2008.

On May 20, 2004, the Company entered into a Subscription Agreement with The Nutmeg Group, L.L.C. for the issuance of the Company's common shares and warrants to purchase additional common shares. See further discussion in Item 6:
Management's Discussion and Analysis, under the heading, "Liquidity".

During the year ended March 31, 2005, the Company entered into various contracts for professional services and in consideration thereof granted warrants to purchase up to 3,525,000 shares of the Company's common stock at exercise prices ranging from $0.14 to $5.00. These warrants expire from 2006 through 2010.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE Q - STOCK WARRANTS (CONTINUED)


The following table summarizes the outstanding warrants as of March 31, 2005:

                                            Warrants
                                           originally      Exercise price
                                             issued         per share
                                           ----------     --------------
Outstanding, April 1, 2003                  1,989,047
  Gavin warrants                              250,000      $0.15 - $0.85
  9.0% Series A Preferred Stock Warrants    4,376,094      $0.07406 - $0.13858
  9.0% Series B Preferred Stock Warrants    2,091,138      $0.14819 - $0.15
  Underwriter's Warrants                      114,416      $0.874
  NuQuest Consulting warrants                 250,000      $0.15
                                           ----------
Outstanding, March 31, 2004                 9,070,695       $0.07 - $0.85
  Warrants issued                           7,611,134       $0.12 - $5.00
  Warrants exercised                         (877,572)      $0.07 - $0.807
  Warrants expired                                 --
  Warrants redeemed                          (232,558)      $0.07
                                           ----------
Outstanding, March 31, 2005                15,571,699
                                           ==========

The weighted-average exercise price of the Company's outstanding warrants at March 31, 2005 is approximately $0.34 per share.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE R - COMMITMENTS AND CONTINGENCIES

Legal matters

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

On August 1, 2004, the Company leased additional space at its office location in Calverton, N.Y. The term of this agreement will run concurrently with their existing lease. The new agreement requires the payment of approximately $4,016 per month for year 3; approximately $4,143 per month for year 4; and approximately $4,222 per month for year 5.

Future minimum non-cancelable lease payments under this lease agreement are as follows:

                                  Year ending
                                   March 31,                Amount

                                     2006                  $ 48,951
                                     2007                    50,188
                                     2008                    25,332
                                                          ---------

                                     Total                $ 124,471
                                                          =========

Rent expense for the years ended March 31, 2005 and 2004 was $36,642 and $21,600, respectively.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE R - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On March 21, 2005, the Company entered into a twelve month Consulting Agreement with PAW & Associates and/or Paul Weaver to provide various product sales services. In conjunction with the terms of the agreement, the Company has issued warrants to purchase up to 250,000 shares of Adzone common stock at a strike price of $1.00. These warrants expire March 21, 2007. Adzone agrees to pay a 2.0% commission on the first $1 million of acquired contract value and 5.0% on all acquired contract values in excess of $1 million. Adzone will also issue an additional 200,000 warrants with a strike price of $1.00 and a three year exercise period upon the first $1 million in contract value.

Investment Banking agreement

On April 6, 2004, the Company executed a non-exclusive Financial Advisor, Investment Bank and Placement Agent Agreement with Hartsfield Capital Securities, Inc. of Atlanta, Georgia (Hartsfield) whereby Hartsfield will use its "best efforts" to assist the Company in one or more capital investments/fundings which might result in a private placement, merger, acquisition, sale of assets, sale of common stock, sale of ownership interest or any other financial transaction as defined in this agreement. This agreement had an initial term of one year and expired April 6, 2005. For these services, Hartsfield was to receive a success fee of 6.0% of the gross proceeds on all common debt financing; 10.0% of the gross proceeds on any hybrid debt (convertibles, warrants, etc.); 10.0% of the gross proceeds on any equity raised; 10.0% of the gross proceeds on all closings from Transactions (as defined) with an Investor Candidate or a Strategic Candidate (as defined); 10.0% on the gross proceeds received from any mezzanine loan or other subordinated form of indebtedness; and 10.0% of the Aggregate Consideration (as defined) of any merger or acquisition introduced by Hartsfield.

Hartsfield was successful in obtaining a capital investment of $1,750,000 with The Nutmeg Group, of which $750,000 is still unfunded, through the sale of the Company's common stock.

Additionally, Hartsfield is due warrants to purchase shares of the Company's common stock equal to 20.0% of the value of such transactions for successful common stock equity raised at 100.0% of the market price of the Company's common stock at the closing of such transaction for a period of two (2) years, and/or to grant Hartsfield warrants to purchase that number of shares of the Company's common stock equal to 20.0% of the value of such transactions for successful preferred stock, debt, hybrid debt of any kind (convertibles, warrants, etc.) or debt and equity combination raised at 100.0% of the market price of the Company's common stock at the closing of such transaction for a period of two
(2) years. These stocks shall be delivered on a cashless exercise and issuable from the investment closing date up to no more than five (5) years from the date and upon exercise thereof. The stock obtainable under these warrants shall have "piggyback" registration rights on the next Registration Statement filed with the U. S. Securities and Exchange Commission after their issue.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note S - SUBSEQUENT EVENTS

Convertible debentures

In May 2005, two long term debt notes aggregating $125,000 were converted to Series A Redeemable Convertible Debentures ("debentures"). The debentures mature May 6, 2006, bear interest at 9%, and are convertible at a conversion price of $.07 per share. Simultaneous to the issuance of the debenture agreement, the Company also issued warrants to the same note holders to purchase an aggregate of 1,785,715 shares of the Company's common stock at $.07 per share. These warrants expire on May 2, 2010.


Equity Transactions:

During the period April 1, 2005 through July 7, 2005 the following equity transactions occurred:

      o The Company sold 2,414,448 shares of its common stock, including from the exercise of options and warrants, and received proceeds of $75,000 in connection therewith.

      o     The  Company  issued   1,080,678  shares  of  its  common  stock  in
            consideration for professional services performed.

      o     The  Company   issued   210,000   shares  of  its  common  stock  in
            consideration for employee compensation.

      o     The  Company  issued   2,120,000  shares  of  its  common  stock  in
            satisfaction of a liability for accrued officers' payroll.

      o The Company placed 5,000,000 shares of its common stock in escrow with its stock transfer agent in anticipation of future exercises of stock options issued under the Company's stock option plans.

      o The Company issued 550,000 shares of common stock in connection with the liquidation of a note payable (see Note 5).

      o The Company issued warrants to purchase up to 4,574,286 shares of its common stock.

      o The Company issued options to purchase up to 12,950,000 shares of its common stock.