Form 10QSB/A
period 2004-06-30
ADZONE RESEARCH INC
filed 2005-08-19
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 3)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes |X| No |_|, and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: August 3, 2005 - 104,673,203 common shares, $.001 par value.

Transitional small business disclosure format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment on Form 10-QSB/A (Amendment No. 2) amends and restates in its entirety the following items of the Quarterly Reports on Form 10-QSB and Form 10-QSB/A for the quarterly period ended June 30, 2004 of Adzone Research, Inc. as initially filed with the Securities and Exchange Commission (the "SEC") on August 19, 2004 and Amended on November 1, 2004 (the "original 2004 10-QSB"):

Part  I - CONDENSED FINANCIAL INFORMATION

Item  1. Financial Statements

Item  2. Management's Discussion and Analysis or Plan of Operation

Item  3. Controls and Procedures

This Amendment is being filed to reflect the restatement of the Company's financial statements for the three month period ended June 30, 2004, as discussed in Note 5 to the Company's condensed financial statements filed herewith. Specifically, these restatements relate to: 1) the recognition of a derivative financial instrument indexed to and potentially settled in the Company's own stock as a liability (versus common equity) and a charge or credit to earnings for the change in the fair value of that liability, 2) accounting for the allocation of unit offering proceeds to warrants and beneficial conversion features, 3) the reclassification of deferred stock based compensation from an asset (prepaid expenses) to a reduction in stockholders' equity and 4) the effects on opening stockholders' equity related to restatements to the March 31,2004 balances as discussed in Note C to the March 31, 2004 Form 10-KSB/A Amendment No. 2 dated July 13, 2005. The effects of the restatement, in management's view, rises to the level of a material weakness in internal control, which is further discussed in Item 3, as amended.

This Amendment speaks as of the end of the Company's fiscal quarter ended June 30, 2004 as required by Form 10-QSB or as of the date of the filing of the original 2004 10-QSB. Except for the restatement of certain historical financial information as described above, it does not update any of the statements contained in the original 2004 10-QSB. This Amendment contains forward-looking statements that were made at the time the original 2004 10-QSB was filed on August 19, 2004. It must be considered in light of any subsequent statements, including forward looking statements, in any reports made by the Company subsequent to the filing of the original 2004 10-QSB, including statements made in filings on Form 8-K.

                              ADZONE RESEARCH, INC.
                FORM 10-QSB/A FOR THE PERIOD ENDED JUNE 30, 2004

                                      INDEX

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

         UNAUDITED CONDENSED BALANCE SHEETS AS OF JUNE 30, 2004
           AND MARCH 31, 2004...............................................   4
         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE
           THREE MONTHS ENDED JUNE 30, 2004 AND 2003........................   5
         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE
           MONTHS ENDED JUNE 30, 2004 AND 2003..............................   6
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS..................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS...............................  17
ITEM 3.  CONTROLS AND PROCEDURES............................................  21

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................. 23
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES............................ 24
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................... 26
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 27
ITEM 5.  OTHER INFORMATION.................................................. 28
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................... 29


SIGNATURES.................................................................. 30

PART I.  CONDENSED FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS
                        JUNE 30, 2004 AND MARCH 31, 2004

                                                                           JUNE 30,         MARCH 31,
                                                                              2004            2004
                                                                          unaudited)       (audited)
                                                                        ------------------------------
                                                                         (Restated)
                                                                          (Note 5)
ASSETS
Current assets:
   Cash                                                                 $   867,097      $   622,797
   Accounts receivable                                                       50,000               --
   Prepaid expenses and other                                               29,,480          134,272
                                                                        -----------------------------
Total current assets                                                       946,,577          757,069

Property and equipment, net                                                  20,882           10,423
Other assets                                                                 25,670           38,355
                                                                        -----------------------------
Total assets                                                            $   993,129      $   805,847
                                                                        =============================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable                                                     $   118,853      $   297,972
   Accrued compensation                                                     107,744          160,926
   Current notes payable                                                     62,787           62,787
    Stock settlement liability                                            1,030,000               --
                                                                        -----------------------------
Total current liabilities                                                 1,319,384          521,685

Notes payable                                                               166,783          166,783

Commitments and contingencies (Note 4)                                           --               --

Stockholders' (deficit) equity:                                                                   --
   Preferred stock                                                          633,177          518,816
   Common stock                                                              79,637           70,832
   Additional paid-in capital                                             7,263,193        6,690,030
   Accumulated deficit                                                   (8,436,280)      (7,129,534)
   Other stockholders' equity                                               (32,765)         (32,765)
                                                                        -----------------------------
Total stockholders' (deficit) equity                                       (493,038)         117,379
                                                                        -----------------------------
Total liabilities and stockholders' (deficit) equity                       $993,129      $   805,847
                                                                        =============================

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                    June 30,         June 30,
                                                     2004              2003
                                                  (unaudited)      (unaudited)
                                                 ------------------------------
                                                   (Restated)
                                                   (Note 5)

Net contract revenues                            $     50,000      $     39,125
                                                 ------------------------------
Operating costs and expenses:

   Consulting and professional services               565,371            40,728
   Salaries and related                               422,041            59,646
   General and administrative                          78,919            54,357
   Depreciation and amortization                        1,940               544
                                                 ------------------------------
                                                    1,068,271           155,275
                                                 ------------------------------
Loss from operations                               (1,018,271)         (116,150)

Derivative loss                                      (180,000)             --
Other income (expense), net                            (1,780)           (7,388)
                                                 ------------------------------
Net loss                                         $ (1,200,051)     $   (123,538)
                                                 ==============================
Reconciliation of net loss to loss applicable
   to common stockholders:
   Net loss                                      $ (1,200,051)     $   (123,538)
   Preferred stock dividends and accretion:
         Preferred stock accretion                   (114,361)             --
         Preferred dividends paid                     (13,971)             --
         Preferred dividends in arrears                  (317)             --
                                                 ------------------------------
   Loss applicable to common stockholders        $(1,328,,700)     $   (123,538)
                                                 ==============================
Loss per common share:
   Basic and diluted loss per common share       $      (0.02)     $      (0.00)
                                                 ==============================
Weighted average common shares,
   basic and diluted
                                                   73,056,178        50,541,329
                                                 ==============================

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                 June 30,           June 30,
                                                                   2004               2003
                                                                (unaudited)         unaudited)
                                                             -------------------------------------
                                                                (Restated)         (Restated)
OPERATING ACTIVITIES
Net loss                                                     $(1,200,051)             $  (123,538)
Adjustments to reconcile net loss to net cash
   flows from operating activities:
     Depreciation expense                                          1,940                    1,276
     Derivative loss                                             180,000                       --
     Common stock issued for services                            479,538                   62,845
     Employee stock based compensation                                --                    8,000
     Warrants issued for services                                116,000                       --
     Changes in operating assets and liabilities:
         Accounts receivable                                     (50,000)                 (39,125)
         Prepaid expenses and other current assets               104,792                    7,875
         Other assets                                             12,685                       --
         Accounts payable and accrued expenses                  (232,301)                 (62,463)
                                                             -------------------------------------
Net cash flows from operating activities                        (587,397)                (145,130)
                                                             -------------------------------------
INVESTING ACTIVITIES
Purchases of equipment                                           (12,399)                      --
                                                             -------------------------------------
Net cash flows from investing activities                         (12,399)                      --
                                                             -------------------------------------
FINANCING ACTIVITIES
Proceeds from sales of common stock                              146,683                   48,350
Issuance costs related to sales of common stock                 (150,000)                      --
Proceeds from stock settlement liability                         850,000                       --
Proceeds from the exercise of employee stock options              88,128                       --
Payment for the redemption of warrants                           (76,744)                      --
Payments for preferred stock dividends                           (13,971)                      --
Principal received from notes payable                                 --                  140,217
Cash  paid for treasury stock                                         --                   (1,005)
                                                             -------------------------------------
Net cash flows from financing activities                         844,096                  187,562
                                                             -------------------------------------

Net increase in cash                                             244,300                   42,432
Cash at beginning of year                                        622,797                    8,084
                                                             -------------------------------------
Cash at end of year                                          $   867,097              $    50,516
                                                             -------------------------------------

SUPPLEMENTAL DISCLOSURES
Cash paid for interest                                       $     1,914              $     2,233
                                                             =====================================

Cash paid for income taxes                                   $        --              $        --
                                                             =====================================

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

Certain accounting policies:

Revenue recognition:

Revenues under contracts with the United States Department of Defense are recorded when earned. The Company's recognized $50,000 of revenues during three-month period ended June 30, 2004 under contracts with the United States Department of Defense and related agencies.

Derivative financial instruments:

The Company accounts for derivative financial instruments indexed to and potentially settled in, its own stock in accordance with Emerging Issues Task Force 00-19, which provides that if the number of shares deliverable in a transaction be indeterminable, that said shares be presented as a liability in the balance sheet. Further, the liability is to be measured at fair value until such time as the obligation is settled. The shares issued in connection with the Nutmeg Subscription Agreement discussed in Note 3 to the financial statements are derivative transactions and as such have been presented in the accompanying balance sheet as liabilities. The difference in the fair value of this liability at each financial reporting date is charged to operations.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

2.    LIQUIDITY AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(1,200,051) and used cash of $(587,397) in conducting its operations during the three-month period ended June 30, 2004. These recurring conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $867,097, coupled with a potential outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 3), and contract backlog, will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

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

2.    LIQUIDITY AND MANAGEMENT'S PLANS (CONTINUED):

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

      e. The Company's working capital deficiency of ($372,807) includes a stock settlement liability of $1,030,000 that can be settled with registered equity securities upon the effectiveness of a related registration statement. However, obtaining an effective registration statement is presumed not to be within the management's control. In the event that an effective registration related to these instruments can not be obtained, management believes that it can renegotiate the terms of the underlying instruments to provide for fulfillment with equity securities of the Company. There can be no assurances, though, that management would be successful in such negotiations.

      f. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses principally related to employment costs.

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

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

3.    STOCKHOLDERS' EQUITY

ISSUANCES OF COMMON STOCK AND WARRANTS

During the three month period ended June 30, 2004, the Company issued 8,805,367 shares of common stock, as follows: 7,381,691 shares for cash proceeds of $996,683 (which is inclusive of $850,000 recognized as a stock settlement liability and net of $150,000 in expenses); 260,000 shares for the exercise of employee stock options, netting proceeds to the Company of $88,128; and, 1,163,676 shares for consulting and non-employee related services. The Company recorded stock-based compensation during the three months ended June 30, 2004 based upon the closing market price on the date the stock was issued which, on this basis, resulted in a charge to operations of $479,538. This charge is included in the caption Consulting and Professional Services in the accompanying statement of operations.

During the three months ended June 30, 2004, the Company issued warrants to acquire 4,498,337 shares of common stock, as follows: 3,373,337 warrants in connection with the Nutmeg Subscription Agreement (see below); 1,000,000 warrants in connection with the Baltic Ventures Agreement (see Note 4, below); and, 125,000 warrants in connection with other service providers. Warrants issued in connection with the Baltic Ventures Agreement and for other services were valued at fair value using the Black Scholes Valuation Model. Such model resulted in an aggregate valuation of $341,000 of which $225,000 related to future services and will be amortized over the contractual performance period. The $116,000 charge to operations is included in the caption Consulting and Professional Services in the accompanying statement of operations. (The Black Scholes Valuation Model requires the use of subjective estimates. Management estimated the future volatility and the risk free rate of return for issuances during the three months ended June 30, 2004 at 360% and 3.0%, respectively.)

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

NUTMEG SUBSCRIPTION AGREEMENT (continued):

the option of the Company, within five (5) days of the date that a Registration Statement covering the underlying securities in this agreement is declared effective by the U. S. Securities and Exchange Commission. The number of shares issued and/or to be issued is stated to be equal to the purchase price divided by the lesser of a) $0.20 per share; b) 57% of the average closing bid price for the Company's common stock on the two trading days prior to the closing of the respective traunche; or c) 57% of the average closing bid price for the Company's common stock on the two (2) trading days prior to the date on which the Registration Statement covering the underlying shares in this agreement is declared effective by the U. S. Securities and Exchange Commission. The proceeds from this transaction have been classified as Stock Settlement Liability in the accompanying Condensed Balance Sheet.

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

The Company filed the Registration Statement on July 23, 2004 and an Amended Registration Statement on November 4, 2004. If the Registration Statement is not declared effective within 120 days of the initial filing, the Company will owe Nutmeg a penalty equal to 1% of the amount invested by Nutmeg. Further, the Company is liable for an additional penalty of 1% for each additional 30 day period that the Registration Statement is not declared effective. Through August 18, 2005 the Company accrued a penalty of $99,000 related to the Registration Statement not being declared effective.

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

PRO FORMA STOCK COMPENSATION INFORMATION

The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                                    June 30,        June 30,
                                                                                      2004            2003
                                                                                --------------   --------------
      Loss applicable to common stockholders, as reported                      ($  1,328,700)    ($    123,538)
                                                                                =============    ==============
      Stock-based compensation, as reported                                    ($    595,538)    ($     36,475)
                                                                                =============    ==============
      Stock-based compensation under fair value method                         ($    801,788)    ($     44,475)
                                                                                -------------    ==============
      Pro-forma loss applicable to common stockholders under
          fair value method                                                    ($  1,534,950)    ($    131,538)
                                                                                =============    ==============
      Loss applicable to common stockholders per share, as reported            ($        .02)    ($        .00)
                                                                                =============    ==============
      Pro-forma loss applicable to common stockholders per share under
          fair value method                                                    ($        .02)    ($        .00)
                                                                                =============    ==============

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

5.    RESTATEMENTS

The accompanying quarterly financial statements have been restated to reflect adjustment related to (i) the recognition of a derivative financial instrument indexed to and potentially settled in the Company's own stock as a liability (versus common equity) and a charge or credit to earnings for the change in the fair value of that liability, (ii) accounting for the allocation of unit offering proceeds to warrants and beneficial conversion features, (iii) the reclassification of deferred stock based compensation from an asset (prepaid expenses) to a reduction in stockholders' equity and (iv) the effects on opening equity related to restatements to the March 31, 2004 balances as discussed in Note C to the March 31, 2004 Form 10-KSB/A Amendment No. 2 dated July 13, 2005.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

5.    RESTATEMENTS (CONTINUED)

The following tabular presentation reflects the effects of the adjustments on amounts reported during the three months ended June 30, 2004

                                          Condensed Balance Sheet
                                                June 30, 2004
                                          -----------------------
                                          As Originally
                                             Reported                  Adjustments        As Restated
                                          ---------------             -------------     --------------
ASSETS

Current assets:
    Cash                                  $       867,097             $      --         $      867,097
    Accounts receivable                            50,000                    --                 50,000
    Prepaid expenses and other                    254,480   (3)           (225,000)             29,480
                                          ---------------             -------------     --------------
Total current assets                            1,171,577                    --                946,577

Property and equipment, net                        20,882                    --                 20,882
Other assets                                       25,670                    --                 25,670
                                          ---------------             -------------     --------------
Total assets                              $     1,218,129             ($   225,000)     $      993,129
                                          ===============             =============     ==============

LIABILITIES AND STOCKHOLDERS (DEFICIENCY) EQUITY

Current liabilities:
    Accounts payable                      $       118,853             $      --         $      118,853
    Accrued compensation                          107,744                    --                107,744
    Current notes payable                          62,787                    --                 62,787
    Stock settlement liability                          --  (1)          1,030,000           1,030,000
                                          ---------------             -------------     --------------
Total current liabilities                         289,384                    --              1,319,384

Notes payable                                     166,783                    --                166,783

Stockholders' (deficit) equity:
    Preferred stock                                     --  (2)            633,177             633,177
    Common stock                                   79,637                    --                 79,637
    Additional paid-in capital                  6,531,934   (1,3,4)        731,259           7,263,193
    Accumulated deficit                        (5,816,844)  (2,4)       (2,619,436)         (8,436,280)
    Other stockholders' equity                    (32,765)                   --                (32,765)
                                          ---------------             -------------   ----------------
Total stockholders' (deficit) equity              761,962                                     (493,038)
                                          ---------------             -------------   ----------------
Total liabilities and stockholders'
    (deficit) equity                      $     1,218,129                               $      993,129
                                          ===============                             ================

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

5.    RESTATEMENTS (CONTINUED)

                                     Condensed Statement of Operations
                                     Three Months Ended June 30, 2004

                                           As Originally
                                             Reported              Adjustments        As Restated
                                        --------------           -------------      -------------
Net revenues                             $      50,000                      --     $      50,000
                                        --------------           -------------      -------------

Operating costs and expenses:
    Cost of contract revenues                      --                       --                 --
    Consulting and professional
       services                                565,371                      --            565,371
    Salaries and related                       422,041                      --            422,041
    General and administrative                  78,919                                    78,919
    Depreciation and amortization                1,940                      --              1,940
                                        --------------           -------------      -------------
                                             1,068,271                                  1,068,271
                                        --------------           -------------      -------------
Loss from operations                        (1,018,271)                     --         (1,018,271)

Derivative loss                                     --      (1)       (180,000)          (180,000)
Other income (expense), net                     (1,780)                     --             (1,780)
                                        --------------           -------------      -------------
Net loss                                 ($  1,020,051)                            ($   1,200,051)
                                        ==============                              =============

Reconciliation of net loss to
    loss applicable to common
    stockholders:
    Net loss                            ($  1,020,051)                      --     ($   1,200,051)
    Preferred stock accretions                      --      (2)       (114,361)          (114,361)
    Preferred stock dividends
       paid                                   (13,971)                      --            (13,971)
    Preferred stock dividends                       --      (2)           (317)              (317)
                                        --------------           -------------      -------------
Loss applicable to common
    stockholders                         ($  1,034,022)                            ($   1,328,700)
                                        ==============                              ============

Loss per common share:
    Basic and diluted loss per
       common share                              (0.01)                                    (0.02)
                                        ==============                              =============
Weighted average common
    shares, basic and diluted               73,056,178                                 73,056,178
                                        ==============                              =============

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

5.    RESTATEMENTS (CONTINUED)

      1 In connection with the Nutmeg Subscription Agreement, a commitment was made to issue stock valued at $1,000,000 at such time as a registration statement is filed. The ultimate number of common shares to be issued is not readily determinable at this time. In accordance with EITF 00-19 "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", if the value of the ultimate settlement of the liability is undeterminable, the proceeds should be recorded as a stock settlement liability until such time as the transaction is ultimately settled. The initial stock settlement liability should be measured at fair value, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as a liability. This adjustment has been recorded in the accompanying financial statements.

      2 During the year ended March 31, 2004, the Company sold preferred stock with warrants to acquire the Company's common stock in two separate offerings. The proceeds from these unit offerings were not properly allocated to (i) the warrants and (ii) the beneficial conversion features underlying the convertible preferred stock. Additionally, the discount to the carrying value of the preferred stock was not accreted to retained earnings. The adjustment to allocate the proceeds among the warrants and the beneficial conversion feature, as well as the accretion of the discount to the carrying value over the period from the sale of the preferred stock through the first contractual date that the preferred stock is able to be converted has been recorded in the accompanying financial statements.

      3 As of June 30, 2004, the Company had issued certain stock options and warrants to non-employees for past and future services. Those issuances related to future services will be amortized over the contractual performance period as a charge to operations and credit to stockholders' equity. These amounts had previously been recorded as an asset (prepaid expenses) in the balance sheet. The adjustment to reclassify such deferred amounts to a reduction in stockholders' equity has been recorded in the accompanying financial statements.

      4 Certain restatements of errors were made to the Company's March 31, 2004 financial statements as originally filed, and a Form 10-KSB/A Amendment no. 2 dated July 13, 2005 was reissued. The effects on opening equity related to these restatements has been recorded in the accompanying financial statements.

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

RESULTS OF OPERATIONS
Three Months Ended June 31, 2004 and June 31, 2003

Revenues: Revenues for the three months ended June 30, 2004 amounted to $50,000, compared to $39,125 for the three months ended June 30, 2003. Current period revenues are derived from a $150,000 firm, fixed-price contract (including a $50,000 option that was exercised) with the U.S. Department of Defense for use of our fully automated NetGet (C) Internet decryption service. The Company has recorded revenue on this firm-fixed price contract on a straight-line basis, as earned, based upon the contract performance period of three months. The straight-line basis was considered appropriate for this contract because our deliverables, consisting solely of computer-generated activity reports, are delivered to the customer on a daily basis over the three month period contracted. While the Company expects future revenue producing government contracts, no additional contracts have been executed at this date.

Consulting and professional services: Consulting and professional services for the three months ended June 30, 2004 amounted to $565,371, compared to $40,728 for the three months ended June 30, 2003. The increase was attributable to the engagement of firms to raise capital, assist in contract negotiation and acquisition and assist in seeking strategic merger/acquisition candidates. During the three months ended June 30, 2004, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see
Note 3 to the Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company's consultants on an extended basis.

Salaries and related: Salaries and related for the three months ended June 30, 2004 amounted to $422,041 compared to $59,646 for the three months ended June 30, 2003. The significant increase relates to a higher head count compared to the same period last year and the Company's officers (i) receiving full compensation for their services based upon the Company's ability to render such compensation in cash and (ii) the Board of Director's award of $200,000 in bonuses to the officers for successful capital acquisition efforts; the later provided for in the officers' employment agreements.

General and administrative expenses: General and administrative expenses amounted to $78,919 for the three months ended June 30, 2004, compared to $54,357 for the three months ended June 30, 2003. The increase is largely attributable to increased travel expenses necessary to access customers.

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

Derivative loss: Derivative loss amounted to ($180,000) for the three months ended June 30, 2004, compared to $0 for the three months ended June 30, 2003. For the three month period ended June 30, 2004, such balance relates to adjustments for the change in fair value of the stock settlement liability.

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

Preferred stock dividends and accretion: Preferred stock dividends and accretions relate to the Company's Series A and Series B Preferred Stock, each having cumulative dividend features. The Company pays its dividends on preferred stock timely. For purposes of computing loss attributable to common stockholders, net loss is reduced by preferred stock dividends and accretions to the carrying values of the preferred stock..

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(1,200,051) and used cash of $(587,397) in conducting its operations. These recurring conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's, management currently believes that existing cash reserves of $867,097, coupled with a potential outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 3), and contract backlog will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

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

e. The Company's working capital deficiency of ($372,807) includes a stock settlement liability of $1,030,000 that can be settled with registered equity securities upon the effectiveness of a related registration statement. However, obtaining an effective registration statement is presumed not to be within management's control. In the event that an effective registration statement related to these instruments can not be obtained, management believes that it can renegotiate the terms of the underlying instruments to provide for fulfillment with equity securities of the Company. There can be no assurances, though, that management would be successful in such negotiations.

f. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses principally related to employment costs.

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

LIQUIDITY
June 30, 2004 compared to March 31, 2004

The Company has working capital deficit of $372,807 as of June 30, 2004 compared to $235,384 as of March 31, 2004. Net working capital of $844,096 was generated from financing activities during the quarter ended June 30, 2004, consisting of proceeds from the Nutmeg Subscription Agreement, proceeds from the exercise of employee stock options and the sale of common stock to third parties. The working capital generated from these financing activities was diminished by ($587,397) and ($12,399) from operating and investing activities respectively. Operating activities during the three months ended June 30, 2004 reflected significant continuing operating losses, although there continues to be $100,000 in backlog on the current Department of Defense contract. In addition, cash proceeds from the financing activities were used to reduce accounts payable and accrued liabilities by $232,301. Investing expenditures related solely to upgrades in the Company's computer network.

As more fully described in Note 3 to the Condensed Financial Statements, the Company has received a potential commitment from the Nutmeg Group for funding of a final Traunch of $750,000, less applicable expenses (expenses were 15% of total proceeds on the first two traunches), upon the effectiveness of the Registration Statement filed on July 23, 2004 and an Amended Registration Statement on November 4, 2004. There can be no assurances that the Registration Statement will be declared effective by the Securities and Exchange Commission. There are no other funding commitments as of this date.

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

PART  II. OTHER INFORMATION
ITEM  2. UNREGISTERES SALES OF EQUITY SECURITIES

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

PART  II. OTHER INFORMATION

ITEM  5. OTHER INFORMATION

NONE.

PART  II. OTHER INFORMATION
ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            The exhibits in the accompanying Exhibit Index were filed as part of the original Quarterly Report on Form 10-QSB/A.

      (b)   Reports on Form 8-K

            Form 8-K was filed August 4, 2004 regarding a change in our Registered Public Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADZONE RESEARCH, INC.


/s/ Charles Cardona            Chief Executive Officer,       August 19, 2005
---------------------------    Principal Accounting
Charles Cardona                Officer and Director