Form 10QSB
period 2005-06-30
ADZONE RESEARCH INC
filed 2005-08-19
CIK 1102013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2005

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
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: 104,673,203 common shares, $.001 par value, as of August 3, 2005.

Transitional small business disclosure format (check one): Yes |_| No |x|

                             ADZONE RESEARCH, INC.
                 FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2005

                                      INDEX

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

      UNAUDITED CONDENSED BALANCE SHEETS AS OF JUNE 30, 2005
        AND MARCH 31, 2005                                                     3
      UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE
      THREE MONTHS ENDED JUNE 30, 2005 AND 2004                                4
      UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE
      MONTHS ENDED JUNE 30, 2005                                               5
      UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE
      THREE MONTHS ENDED JUNE 30, 2005 AND 2004                                6
      NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                        7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                 17
ITEM 3.  CONTROLS AND PROCEDURES                                              22

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    24
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES                              25
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      27
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  28
ITEM 5.  OTHER INFORMATION                                                    29
ITEM 6.  EXHIBITS                                                             30

SIGNATURES                                                                    31

PART I. CONDENSED FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                        JUNE 30, 2005 AND MARCH 31, 2005

                                                     JUNE 30,        MARCH 31,
                                                       2005            2005
                                                   (unaudited)       (audited)
ASSETS
Current assets:
   Cash                                            $    324,200    $    431,790
   Accounts receivable                                      774           8,755
   Assets restricted for dividend payments              171,820         202,503
   Prepaid expenses and other                            54,092          59,501
                                                   ------------    ------------
Total current assets                                    550,886         702,549

Property and equipment, net                              41,850          25,200
Other assets                                             10,283             176
                                                   ------------    ------------
Total assets                                       $    603,019    $    727,925
                                                   ============    ============
c

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                $     85,829    $     46,049
   Accrued compensation                                 262,142          98,244
   Current note payable                                      --          50,000
   Accrued expenses                                      88,000         367,305
   Accrued dividend payable                             171,820         202,503
   Deferred revenue                                      57,534         132,329
   Current maturities of long-term debt                 201,926              --
   Stock settlement liability                         2,120,000       1,418,000
                                                   ------------    ------------
Total current liabilities                             2,987,251       2,314,430
                                                   ------------    ------------

Long-term debt, less current maturities                      --         291,783
                                                   ------------    ------------

Commitments and contingencies (Note 6)                       --              --

Stockholders' deficit:
   Preferred stock                                       43,469          43,469
   Common stock                                         102,374          98,144
   Additional paid-in capital                        10,978,553       9,751,311
   Accumulated deficit                              (13,740,554)    (11,730,947)
   Other stockholders' equity                           231,926         (40,265)
                                                   ------------    ------------
Total stockholders' deficit                          (2,384,232)     (1,878,288)
                                                   ------------    ------------
Total liabilities and stockholders' deficit        $    603,019    $    727,925
                                                   ============    ============
See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004


                                                    June 30,         June 30,
                                                      2005             2004
                                                   (unaudited)     (unaudited)
                                                   ------------    ------------

Net contract revenues                              $     75,096    $     50,000
                                                   ------------    ------------
Operating costs and expenses:
   Consulting and professional services                 378,346         565,371
   Salaries and related                                 511,591         422,041
   General and administrative                           258,485          78,919
   Depreciation and amortization                          3,035           1,940
                                                   ------------    ------------
                                                      1,151,457       1,068,271
                                                   ------------    ------------
Loss from operations                                 (1,076,361)     (1,018,271)

Other income (expense)
            Interest income (expense)                       449          (1,780)
            Extinguishment losses                      (230,858)             --
            Derivative loss                            (702,000)       (180,000)
                                                   ------------    ------------
Net loss                                           $ (2,008,770)   $ (1,200,051)
                                                   ============    ============

Reconciliation of net loss to loss applicable
   to common stockholders:
   Net loss                                        $ (2,008,770)   $ (1,200,051)
   Preferred stock dividends and accretion:
         Preferred stock accretion                           --        (114,361)
         Preferred stock dividends paid                    (837)        (13,971)
         Preferred dividends in arrears                      --            (317)
                                                   ------------    ------------
   Loss applicable to common stockholders          $ (2,009,607)   $ (1,328,700)
                                                   ============    ============

Loss per common share:
   Basic and diluted loss per common share         $      (0.02)   $      (0.02)
                                                   ============    ============
Shares used in computing basic and diluted
   loss per common share                             98,670,080      73,056,178
                                                   ============    ============

See accompanying notes.

                              ADZONE RESEARCH, INC.
             UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        THREE MONTHS ENDED JUNE 30, 2005

                                                   Preferred Stock                  Common Stock
                                             ----------------------------    ----------------------------     Paid-in
                                                Shares          Amount          Shares          Amount        Capital
                                             ------------    ------------    ------------    ------------   ------------
Balances, March 31, 2005                             3.12    $     43,469      98,144,253    $     98,144   $  9,751,311


Issuance of common stock for:
     Cash                                                                       1,114,286           1,114          73,886
     Employee compensation                                                        210,000             210          27,090
     Cashless exercise of warrants                                              1,300,162           1,300          (1,300)
     Professional services
     (including $16,498 related to
      capital improvements)                                                     1,056,178           1,056         154,319
     Debt extinguishment                                                          550,000             550          65,450
Preferred stock dividends paid
Issuance of warrants for services                                                                                 79,914
Warrants issued, and beneficial conversion
feature associated with debentures
                                                                                                                 254,857
Warrants issued in connection with debt
extinguishment                                                                                                   214,858
Amortization of deferred compensation
                                                                                                                 358,168
Unrealized loss on
     marketable securities
Net loss
                                             ------------    ------------    ------------    ------------   ------------
Balances, June 30, 2005                              3.12    $     43,469     102,374,879    $    102,374   $ 10,978,553
                                             ============    ============    ============    ============   ============


(TABLE CONTINUED)


                                             Accumulated
                                               Deficit          Other           Total
                                             ------------    ------------    ------------
Balances, March 31, 2005                     $(11,730,947)   $    (40,265)   $ (1,878,288)


Issuance of common stock for:                                                          --
     Cash                                                                          75,000
     Employee compensation                                        275,600         302,900
     Cashless exercise of warrants                                                     --
     Professional services
     (including $16,650 related to
      capital improvements)                                                       155,375
     Debt extinguishment                                                           66,000
Preferred stock dividends paid                       (837)                           (837)
Issuance of warrants for services                                                  79,914
Warrants issued, and beneficial conversion
feature associated with debentures
                                                                                  254,857
Warrants issued in connection with debt
extinguishment                                                                    214,858
Amortization of deferred compensation
                                                                                  358,168
Unrealized loss on                                                 (3,409)         (3,409)
     marketable securities
Net loss                                       (2,008,770)                     (2,008,770)
                                             ------------    ------------    ------------
Balances, June 30, 2005                      $(13,740,554)   $    231,926    $ (2,384,232)
                                             ============    ============    ============

See accompanying notes.

                             ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                    June 30,      June 30,
                                                                     2005           2004
                                                                  (unaudited)    (unaudited)
                                                                  -----------    -----------
OPERATING ACTIVITIES
Net loss                                                          $(2,008,770)   $(1,200,051)
Adjustments to reconcile net loss to net cash flows from
 operating activities:
      Depreciation expense                                              3,035          1,940
      Derivative loss                                                 702,000        180,000
      Common stock issued for services                                138,725        479,538
      Extinguishment losses                                           230,858             --
      Employee stock-based compensation                               302,900             --
      Warrants issued for services                                     79,914        116,000
      Amortization of deferred stock-based compensation               358,168
      Changes in operating assets and liabilities:
            Accounts receivable                                         7,981        (50,000)
            Prepaid expenses and other current assets                   2,000        104,792
            Other assets                                                   --         12,685
            Accounts payable and accrued expenses                    (150,422)      (232,301)
                                                                  -----------    -----------
Net cash flows from operating activities                             (333,611)      (587,397)
                                                                  -----------    -----------

INVESTING ACTIVITIES
Purchases of equipment                                                 (3,035)       (12,399)
                                                                  -----------    -----------
Net cash flows from investing activities                               (3,035)       (12,399)
                                                                  -----------    -----------

FINANCING ACTIVITIES
Proceeds from issuance of common stock, warrants and
            stock settlement liability, net of $0$0 and
            $150,000 of offering expenses                              75,000        846,683
Proceeds from long-term debt                                          165,000             --
Proceeds from the exercise of employee stock options                       --         88,128
Cash paid to redeem preferred stock                                        --        (76,744)
Cash paid for preferred stock dividends                                  (837)       (13,971)
Increase in restricted cash                                           (10,107)            --

                                                                  -----------    -----------
Net cash flows from financing activities                              229,056        844,096
                                                                  -----------    -----------
Net increase (decrease) in cash                                      (107,590)       244,300
Cash at beginning of period                                           431,790        622,797
                                                                  -----------    -----------
Cash at end of period                                             $   324,200    $   867,097
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID
Cash paid for interest                                            $     2,100    $     1,914
Cash paid for income taxes                                                 --             --
                                                                  ===========    ===========
Unrealized loss on available for
 sale marketable securities                                       $     3,409    $        --
                                                                  ===========    ===========
Reduction in value of property
declared as a dividend                                            $    30,683    $        --
                                                                  ===========    ===========
Property and equipment acquired
 through issuance of common stock                                 $    16,650    $        --
                                                                  ===========    ===========
Note payable repaid through
  Issuance of common stock                                        $    50,000    $        --
                                                                  ===========    ===========
Warrants issued, and beneficial
conversion feature associated
with debentures                                                   $   254,857    $        --
                                                                  ===========    ===========

See accompanying notes.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and pursuant to the Regulation S-B of the Rules and Regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosure normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. Accordingly, the accompanying financial statements should be read in conjunction with ADZONE's annual financial statements and notes thereto included in its Form 10-KSB for the year ended March 31, 2005.

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

The Company's revenues during the quarterly period ended June 30, 2004 were concentrated with the United States Department of Defense and related agencies. Revenues during the quarterly period ended June 30, 2005 were concentrated with one commercial licensure contract.

Certain accounting policies:

Revenue recognition:

The Company derived $50,000 of revenues during three-month period ended June 30, 2004 under contracts with the United States Department of Defense and related agencies. Revenues under contracts with the United States Department of Defense are recorded when earned. The Company recognized $75,096 of revenues during the three-month period ended June 30, 2005 from amortization of deferred revenue related to under licensing arrangements for commercial applications of the Company's technologies. Revenue is recognized ratably over the term of the agreement.

Assets restricted for dividend payments:

This caption consists of marketable securities valued at $36,820 at June 30, 2005 and 1,350,000 shares of the Justice Fund valued at $135,000 at June 30, 2005 both of which are restricted as property dividends, which have been declared. These marketable equity securities are recorded at fair value. Unrealized holding gains and losses are recorded, net of any tax effect, as an adjustment of accrued dividends payable.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

1. BASIS OF PRESENTATION (CONTINUED)

Derivative financial instruments: The Company accounts for derivative financial instruments indexed to and potentially settled in, its own stock in accordance with Emerging Issues Task Force Consensus No. 00-19, which provides that if the number of shares deliverable in a transaction are indeterminable, the fair value of said shares shall be presented as a liability in the balance sheet. The liability is to be measured at, and adjusted to, fair value until such time as the obligation is settled. The shares issued in connection with the Nutmeg Subscription Agreement discussed in Note 5 to the condensed financial statements are such derivative transactions due to the Company's obligation to deliver registered shares, which can not be assumed pursuant to Consensus No. 00-19. As such, the Company's obligation has been presented in the accompanying balance sheet as a liability. The change in the fair value of this liability at each financial reporting date is and will continue to be charged (credited) to operations until settled.

2. LIQUIDITY AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(2,008,770) and used cash of $(333,611) in conducting its operations. In addition, the Company has a working capital deficiency of $(2,436,365). These recurring conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2006 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $324,200, coupled with (i) an outstanding contingent commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 5) and (ii) proceeds of $100,000 from subsequent offerings (see Note 7), will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:
      a. Management does not believe that the significant level of cash used in operations during the three months ended June 30, 2005 of ($333,611) is indicative of cash flow usage during the next four fiscal quarters. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company's first quarter operations.
      b. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current quarter, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

2. LIQUIDITY AND MANAGEMENT'S PLANS (CONTINUED)

      c. Management does not currently project expending significant levels of cash to acquire equipment to support revenue growth during the next four fiscal quarters. Equipment necessary for the Company's contracts principally relates to computer equipment, which is projected to be sufficient for the foreseeable future. However, the nature of contracts awarded in the future, if any, may result in additional modifications and expenditures at the request of customers.
      d. The Company's working capital deficiency of $(2,436,365) includes a stock settlement liability of $2,120,000 that can be settled with registered equity securities upon the effectiveness of a related registration statement. However, obtaining an effective registration statement is presumed not to be within management's control. In the event that an effective registration statement related to these instruments can not be obtained, management believes that it can renegotiate the terms of the underlying instruments to provide for fulfillment with equity securities of the Company. There can be no assurances, though, that management would be successful in such negotiations.
      e. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses principally related to employment costs.

During the remainder of fiscal year ended March 31, 2006, management plans to continue to promote the U.S. Department of Defense and Commercial uses of its technologies. However, there can be no assurances that the Company can execute additional revenue producing contracts under acceptable terms and conditions.

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, the receipt of the final conditional traunch of the Nutmeg Subscription Agreement (see Note 5) and, ultimately, the achievement of profitable operations. The financial condensed statements do not include any adjustments that might arise as a result of this uncertainty.

3. NOTE PAYABLE

At March 31, 2005, note payable consisted of an unsecured installment note payable to an individual. Scheduled payments were in default at March 31, 2005. On April 14, 2005, the Company issued 550,000 shares of common stock to the note holder in lieu of the $50,000 loan repayment. The fair value of the common shares issued, using the closing market price on the date of issuance, amounted to $66,000, which resulted in a debt extinguishment charge of $16,000.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

4. LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2005 and March 31, 2005:

                                                                                             June 30,      March 31,
                                                                                               2005          2005
                                                                                            ---------      ---------
Face value $290,000, 9% Series A Convertible Debentures (a)                                 $  35,143       $     --

Four  separate  notes  payable  to  a   non-financial   institution   investment
corporation.  Interest at the prevailing Prime Rate plus 100 basis points (5.00%
at March 31, 2005),  payable  quarterly in arrears plus an origination fee equal to  1.0% of the  principal  amount.  Principal  payable  in  full  in May  2006.
Collateralized   by  shares  of  the   Company's   common   stock   (aggregating
approximately  7,958,121  shares at March 31,  2005),  placed in escrow with the lender's  brokerage  firm,  owned by the  Company's  Chief  Executive  and Chief
Operating Officers, respectively.                                                             166,783        166,783

Two unsecured notes payable with maturity dates of May 2006 (a)                                    --        125,000
                                                                                            ---------      ---------
                                                                                              201,926        291,783
Less current maturities                                                                      (201,926)            --
                                                                                            ---------      ---------
                                                                                                   --      $ 291,783
                                                                                            =========      =========

(a) During May 2005, the Company issued $290,000 face value of 9% Series A Redeemable Convertible Debentures, due May 2006 (the "Series A Debentures"). The Series A Debentures are convertible at the option of the holder into shares of Common Stock at a rate of $0.07 per share. The trading market price on the date of issuance of the Series A Debentures was $0.12, resulting in an embedded beneficial conversion feature. Series A Debenture holders were also issued an aggregate of 4,142,858 warrants to purchase Common Stock at $0.07 per share, over a five year term. The Series A Debentures and warrants were issued for cash of $165,000 and the extinguishment of the unsecured notes amounting to $125,000 in the table above. Accounting for each of these issuances was as follows:

      Cash Purchase: The proceeds of $165,000 were allocated between the Series A Debentures and the warrants based upon relative fair values. The fair value of the warrants was determined using the Black Scholes Valuation Model. As a result of this allocation, $101,412 of proceeds were allocated to the warrants and recorded as paid in capital. As noted above, the Series A Debentures contained a beneficial conversion feature. The amount of the beneficial conversion feature exceeded the remaining proceeds allocated to the debt and was recorded as additional paid in capital. The resulting debt discount of $165,000 will be amortized over the debt term using the effective interest method.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

4. LONG-TERM DEBT (CONTINUED)

      Debt Extinguishment: The excess of the aggregate fair value of the Series A Debentures and warrants issued (amounting to $339,858) over the carrying value of the debt extinguished was recorded as an extinguishment charge of $214,858. As noted above, the Series A Debentures contained a beneficial conversion feature. The amount of the beneficial conversion feature associated with the $125,000 face value of the Series A Debentures amounted to $89,857 and was recorded as additional paid in capital. The discount will be amortized over the debt term using the effective method.

5. STOCKHOLDERS' EQUITY

ISSUANCES OF COMMON STOCK AND WARRANTS

During the three month period ended June 30, 2005, the Company issued 4,230,626 shares of common stock, as follows: 1,114,286 shares for cash proceeds of $75,000; 1,300,162 shares for the exercise of warrants in a cashless transaction; 1,056,178 shares for consulting and non-employee related services; 550,000 shares in liquidation of a note payable, and 210,000 for employee related services. The Company recorded stock-based compensation during the three months ended June 30, 2005, in all instances, based upon the closing market price on the date the stock was issued for purposes of fair value. This resulted in charges to operations of $138,725 for consulting and non-employee related services and $302,900 for employee related services (of which $275,600, included in other stockholders' equity relates to awards where shares were earned, but issued shortly after the quarter close). These charges are included in Consulting and Professional Services and Salaries and related in the accompanying condensed statements of operations.

During the three months ended June 30, 2005, the Company issued warrants to acquire 4,717,144 shares of common stock, as follows: 4,142,858 warrants to the Company's convertible debenture holders (see Note 4) and 574,286 warrants in connection with service providers. Warrants issued for services were valued at fair value on the date issued using the Black Scholes Valuation Model. The charge to operations of $79,914 is included in the caption Consulting and Professional Services in the accompanying condensed statements of operations. (The Black Scholes Valuation Model requires the use of subjective estimates. Management estimated the future volatility and the risk free rate of return for issuances during the three months ended June 30, 2005 at 360% and 3.0%, respectively.)

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

5. STOCKHOLDERS' EQUITY (CONTINUED)

The Company placed 5,000,000 shares of its common stock in escrow with its transfer agent in anticipation of future exercises of stock options issued under the Company's stock option plans.

ISSUANCES OF STOCK OPTIONS

During the three months ended June 30, 2005, the Company granted stock options to acquire an aggregate 10,000,000 shares of common stock to the Company's Chief Executive Officer and Chief Operating Officer. Also, during the three months ended June 30, 2005, the Company granted stock options to acquire an aggregate of 2,950,000 shares of common stock to the Company's Directors. These options are exercisable at exercise prices ranging from $0.20 to $3.00 per share and will expire on April 22, 2011.

The Company accounts for stock options to employees using the intrinsic method and to Directors using the fair-value method. The intrinsic method resulted in no compensation expense related to the employee stock options. The fair value of the Director stock options, applying the Black-Scholes methodology, amounted to $383,500, which is being amortized into expense over a six-month period of performance. Amortization of this award during the three months ended June 30, 2005 amounted to $151,269.

DEFERRED COMPENSATION

Deferred compensation, related to equity issuances, is charged to operations over the periods of contractual performance for consultants and service providers and over vesting periods for employees. Deferred compensation related to future periods as of April 1, 2005 amounted to $588,869. During the three month period ended June 30, 2005, deferred compensation increased for the $383,500 reflected in the preceding paragraph. Amortization of all sources of deferred compensation during the period amounted to $358,168. Deferred compensation related to future periods as of June 30, 2005 amounted to $614,201.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

5. STOCKHOLDERS' EQUITY (CONTINUED)

NUTMEG SUBSCRIPTION AGREEMENT

During May 2004, the Company entered into a Subscription Agreement with an unaffiliated investor. Under the terms of the Subscription Agreement, the Company received cash of $950,000 (net of $150,000 of expenses) during the year ended March 31, 2005. The Company is to receive additional cash of $750,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreement. The number of common shares to be issued is equal to the amount received divided by the lesser of $.20, 57% of the average closing bid price for common stock on the two trading days immediately prior to closing on the sale or 57% of the average closing bid price of the Company's common stock on the two trading days immediately prior to the date on which the registration statement is declared effective ("Fixed Price"). The proceeds from this transaction have been classified as Stock Settlement Liability at June 30, 2005. In addition, the Subscription Agreement provides for the issuance of warrants equal 50% of the purchase price of the common stock divided by the Fixed Price. The warrants expire in December 2008 and are exercisable at 71.25% of the average closing bid price for common stock on the two trading days immediately prior to filing a registration statement with the Securities Exchange Commission (the Company is required to register the aforementioned shares as well as the shares underlying common stock warrants).

As a result of the above Subscription Agreement, at June 30, 2005, the Company has issued 7,572,284 shares of unregistered common stock, which represents the minimum number of shares to be issued under the Subscription Agreement in exchange for cash received through June 30, 2005. The ultimate number of shares to be issued is indeterminate as the number of shares is dependent on the Company's closing bid price when a registration statement is declared effective. As a result, the $950,000 of cash received under the Subscription Agreement through June 30, 2005 is included in liabilities.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

5. STOCKHOLDERS' EQUITY (CONTINUED)

At June 30, 2005 and 2004, the Company measured the value of the shares to be issued under the Subscription Agreement through June 30, 2005 and 2004, respectively, based on the Company's closing bid price at June 30, 2005 and 2004 respectively, compared to the actual shares issued. As a result of this measurement, an additional $702,000 and $180,000 was charged to operations in the caption Derivative Loss during the three months ended June 30, 2005 and 2004, respectively.

PRO FORMA STOCK COMPENSATION INFORMATION

The following table reflects supplemental financial information related to stock-based employee compensation for the three months ended June 30, 2005 and 2004, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                                    June 30,       June 30,
                                                                                      2005           2004
                                                                                  -----------    -----------
Loss applicable to common stockholders, as reported                               $(2,008,770)   $(1,200,051)
                                                                                  ===========    ===========
Stock-based compensation, as reported                                             $  (302,900)   $  (595,538)
                                                                                  ===========    ===========
Stock-based compensation under fair value method                                  $  (668,399)   $  (801,788)
                                                                                  ===========    ===========
Pro-forma loss applicable to common stockholders under
      fair value method                                                           $(2,374,269)   $(1,406,301)
                                                                                  ===========    ===========
Loss applicable to common stockholders per share, as reported                     $     (0.02)   $     (0.02)
                                                                                  ===========    ===========
Pro-forma loss applicable to common stockholders per share under
      fair value method                                                           $     (0.02)   $     (0.02)
                                                                                  ===========    ===========

6. COMMITMENTS AND CONTINGENCIES

LITIGATION: AdZone was a party to a lawsuit filed against it by R. C. Auletta and Co., Inc. (Auletta), which was filed during 2001. Auletta is seeking fees in the amount of approximately $32,000 for services which were allegedly performed after the expiration of a contract for consulting services between AdZone and Auletta. A judgment in the amount of $34,691, including interest, was entered against the Company during Fiscal 2004. The Company executed a settlement agreement whereby the judgment will be retired as follows: $5,000 cash upon execution of the settlement agreement and $1,000 per month, commencing December 15, 2003, until the judgment is paid in full. In prior periods, the Company has accrued, and charged to operations, all costs associated with this transaction. No further effect on the financial condition of the Company should occur on this matter.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Due to the Company's financial position, from time to time, the Company may become party to collection actions, litigation and/or judgments related to the non-payment of various operating expenses. Management is of the opinion that an appropriate provision for amounts due and other related expenses has been made in the accompanying financial statements.

Investment Banking Agreement:

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

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

7. SUBSEQUENT EVENTS

Convertible debentures

On July 7, 2005, the Company entered into two subscription agreements for the issuance of $100,000 of additional Series A Debentures.

On August 1, 2005, the Company signed a letter of intent with Spartan Securities Group, Ltd who committed, subject to certain conditions and due diligence, to purchase up to $30,000,000 of securities convertible into shares of common stock of the Company. The securities under this agreement are convertible debentures at an interest rate of 7% per year and a maturity date of two years from issuance. The agreement also includes 1,000,000 warrants to purchase shares to the Company's common stock at $0.075 per share for three years.

Equity Transactions:

During the period July 1, 2005 through August 3, 2005 the following equity transactions occurred:

      o     The  Company  issued   2,170,000  shares  of  its  common  stock  in
            consideration for professional services performed and consideration for employee compensation.

      o     The  Company   issued   208,514   shares  of  its  common  stock  in
            consideration for professional services performed.

      o The Company issued warrants to purchase up to 25,000 shares its common stock.

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

RESULTS OF OPERATIONS
Three Months Ended June 31, 2005 and June 31, 2004

Revenues: Revenues for the three months ended June 30, 2005 amounted to $75,096, compared to $50,000 for the three months ended June 30, 2004. The current period revenues were derived from a license agreement related to the commercial application of the Company's technologies. The prior year period's revenues were derived from a $150,000 firm, fixed-price contract (including a $50,000 option that was exercised) with the U.S. Department of Defense for use of our fully automated NetGet (C) Internet decryption service. The Company has recorded revenue on this firm-fixed price contract on a straight-line basis, as earned, based upon the contract performance period of three months. The straight-line basis was considered appropriate for this contract because our deliverables, consisting solely of computer-generated activity reports, are delivered to the customer on a daily basis over the three month period contracted. While the Company expects future revenue producing government contracts, no additional contracts have been executed at this date.

Cost of contract revenue: Costs of contract revenue are immaterial. This trend reflects the near fully automated process of the Company's Net Get (C) Decryption Process. NetGet (C) was deployed for Department of Defense Contracts. This technology was developed to be a fully automated, Internet-based technology that monitors customer-provided web-pages, or URL's, for terrorist or criminal activities. The Department of Defense provided the Company with the URL's for this contract which are monitored and reported to the customer. Therefore, direct costs associated with this contract are minimal. Future contracts, if any, will be contracted to the customers' specific requirements and may require production, development, other services or enhanced scope. As a result, any future contracts may require additional direct resources and cost, which will be recorded as the revenues are earned.

Consulting and professional services: Consulting and professional services for the three months ended June 30, 2005 amounted to $378,346, compared to a $565,371 for the three months ended June 30, 2004. The decrease was attributable to the reduction in the engagement of firms to raise capital, assist in contract negotiation and acquisition and assist in seeking strategic merger/acquisition candidates. During the three months ended June 30, 2005, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see Note 5 to the Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company's consultants on an extended basis.

Salaries and related: Salaries and related for the three months ended June 30, 2005 amounted to $511,591 compared to $422,041 for the three months ended June 30, 2004. The increase relates to a higher head count compared to the same period last year.

General and administrative expenses: General and administrative expenses amounted to $258,485 for the three months ended June 30, 2005, compared to $78,919 for the three months ended June 30, 2004. The increase is largely attributable to the issuance of options to Directors, the penalty on the Nutmeg Subscription Agreement and increased travel expenses necessary to access customers.

Depreciation and amortization: Depreciation and amortization amounted to $3,035 for the three months ended June 30, 2005, compared to $1,940 for the three months ended June 30, 2004. The increase was attributable to higher levels of fixed assets in the current period. While the Company has no commitments to acquire property and equipment, significant levels of future revenue producing contracts, if any, will require comparable significant investments in fixed assets.

Other income (expense): Other income (expense) amounted to $(932,409) for the three months ended June 30, 2005, compared to ($181,780) for the three months ended June 30, 2004. The components of other income (expense) are as follows for the three months ended June 30, 2005 and 2004:

                                                   2005         2006
                                                 ---------    ---------
Other income (expense)
            Interest income (expense), net (a)   $     449    $  (1,780)
            Extinguishment losses (b)             (230,858)          --
            Derivative loss (c)                   (702,000)    (180,000)

(a) Interest expense is expected to increase substantially over the next twelve month period due to the amortization of approximately $255,000 of debt discounts associated with the Series A Debentures as discussed in Note 4 to the financial statements.

(b) Extinguishment losses consist of two items. The excess of the aggregate fair value of Series A Debentures and warrants issued (amounting to $339,858) over the carrying value of the debt extinguished was recorded as an extinguishment charge of $214,858. In addition, the extinguishment of notes payable with a carrying value of $50,000 with Common Stock having a trading market value of $66,000 resulted in an extinguishment loss of $16,000.

(c) The Company accounts for derivative financial instruments indexed to and potentially settled in, its own stock in accordance with Emerging Issues Task Force Consensus No. 00-19, which provides that if the number of shares deliverable in a transaction be indeterminable, that said shares be presented as a liability in the balance sheet. Further, the liability is to be measured at fair value until such time as the obligation is settled. The shares issued in connection with the Nutmeg Subscription Agreement discussed in Note 5 to the condensed financial statements are derivative transactions and, as such, have been presented in the accompanying condensed balance sheets as liabilities. The change in the fair value of this liability at each financial reporting date is and will continue to be charged to operations until settled.

Preferred stock dividends and accretions: Preferred stock dividends relate to cumulative dividend features associated with the Company's Series A and Series B Preferred Stock. Preferred stock accretions relate to the amortization of discounts associated with beneficial conversion features on the Company's Series A and Series B Preferred Stock. Preferred stock dividends and accretions decreased from $128,649 during the three month period ended June 30, 2004 to $837 during the three month period ended June 30, 2005. The decrease in preferred stock dividends and accretions between periods is attributable to the conversions of Series A and Series B preferred stock during the prior fiscal year. For purposes of computing loss attributable to common stockholders, net loss is reduced by preferred stock dividends and accretions.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(2,008,770) and used cash of $(333,611) in conducting its operations. In addition, the Company has a working capital deficiency of $(2,436,365). These recurring conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2006 are not projected to be sufficient to sustain the Company's, management currently believes that existing cash reserves of $324,200, coupled with an outstanding contingent commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 5 to the Condensed Financial Statements), and proceeds of $100,000 from subsequent offering (see Note 7), will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

      a. Management does not believe that the significant level of cash used in operations during the three months ended June 30, 2005 ($333,611) is indicative of cash flow usage during the next four fiscal quarters. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company's first quarter operations.

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

      d. The Company's working capital deficiency of $(2,436,365) includes a stock settlement liability of $2,120,000 that can be settled with registered equity securities upon the effectiveness of a related registration statement. However, obtaining an effective registration statement is presumed not to be within management's control. In the event that an effective registration statement related to these instruments can not be obtained, management believes that it can renegotiate the terms of the underlying instruments to provide for fulfillment with equity securities of the Company. There can be no assurances, though, that management would be successful in such negotiations.

      e. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses principally related to employment costs.

During the remainder of fiscal year ended March 31, 2006, management plans to continue to promote the U.S. Department of Defense and Commercial uses of its technologies. However, there can be no assurances that the Company can execute revenue producing contracts under acceptable terms and conditions.

Subsequent to the fiscal quarter close, the company signed a term sheet that includes significant conditions to closure, for a line of credit for $30 million for use in acquisitions. There can be no assurance that management can close this credit facility. The company has contracted the services of consultants in the merger and acquisition area (See Note 7 to the Condensed Financial Statements). The company has identified a number of candidates for acquisition, which are strategically valuable and provide accretive value to the company in the defense, security and / or commercial areas. There can be no assurance that management can close a strategic merger or acquisition transaction.

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, the receipt of the final traunch of the Nutmeg Subscription Agreement (see Note 5 to the Condensed Financial Statements) and, ultimately, the achievement of profitable operations. The condensed financial statements do not include any adjustments that might arise as a result of this uncertainty.

LIQUIDITY
June 30, 2005 compared to March 31, 2005

The Company has working capital deficit of $(2,436,365) as of June 30, 2005 compared to $(1,611,881) as of March 31, 2005. Net working capital of $229,056 was generated from financing activities during the quarter ended June 30, 2005, consisting of proceeds the sale of common stock to third parties and borrowings under Convertible Debentures (See Note 4 to the Condensed Financial Statements). The working capital generated from these financing activities was diminished by $(333,611) and $(3,035) from operating and investing activities respectively. Operating activities during the three months ended June 30, 2005 reflected significant continuing operating losses.

As more fully described in Note 5 to the Condensed Financial Statements, the Company has received a contingent commitment from the Nutmeg Group for funding of a final Traunch of $750,000, less applicable expenses (expenses were 15% of total proceeds on the first two traunches), upon the effectiveness of the Registration Statement filed on July 23, 2004. There can be no assurances that the Registration Statement will be declared effective by the Securities and Exchange Commission.

On July 7, 2005, the Company entered into two subscription agreements for the issuance of $100,000 of additional convertible debentures.

On April 14, 2005, the Company issued 550,000 shares of common stock to the holder of the $50,000 note payable in lieu of the note repayment.

The Company continues to carry indebtedness of $166,783 that is being serviced in accordance with the original terms and conditions. Principal and interest payment terms on indebtedness are not expected to require significant amounts of cash in the near term.

During May 2005, the Company issued $290,000 face value of 9% Series A Redeemable Convertible Debentures, due May 2006 (the "Series A Debentures"). The Series A Debentures are convertible at the option of the holder into shares of Common Stock at a rate of $0.07 per share. The trading market price on the date of issuance of the Series A Debentures was $0.12, resulting in an embedded beneficial conversion feature. Series A Debenture holders were also issued an aggregate of 4,142,858 warrants to purchase Common Stock at $0.07 per share, over a five year term. The Series A Debentures and warrants were issued for cash of $165,000 and the extinguishment of the unsecured notes amounting to $125,000.

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

The Company has had discussions with the accounting staff (the "Staff") of the SEC with respect to (1) the valuation of equity securities issued to employees and non-employees and (2) the accounting and reporting for preferred stock that had also included the issuance of warrants and beneficial conversion features. After the Company's discussions with the Staff, and after the Company consulted with its independent registered public accounting firm, the Company determined the need to restate its annual and quarterly financial statements for fiscal 2004 and for fiscal 2005.

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

We are committed to improving our financial organization. However, the Company does not possess the financial resources to address other than the most rudimentary of accounting and reporting requirements, and therefore relies heavily on outside advisors. The Company's inability to independently prepare its financial reports to the standards of Generally Accepted Accounting
Principles and the Rules and Regulations of the Securities and Exchange Commission rises to the level of a material weakness in internal control.

Management of the Company intends to promptly remediate this deficiency by:

(i)   acquiring the appropriate level of internal financial support

(ii) accessing current developments training programs for financial employees and

(iii) providing   financial  employees  with  adequate  technical  resources  to research financial accounting and reporting requirements.

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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent AdZone securities sold by it for the period starting from April 1, 2005 to June 30, 2005 that were not registered under the Securities Act of 1933, as amended, all of which were issued by AdZone pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

On April 14, 2005, the Company issued 550,000 shares of common stock to the holder of a certain $50,000 principal amount promissory note in lieu of the note repayment.

On July 18, 2005, in light of current projects and potential contracts, 2,170,000 shares of common stock representing continuity bonuses were issued to employees, consultants and others. The price of the shares issued was $0.07 per share.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

On May 20, 2005, the Company issued 400,000 and 714,286 shares of common stock for the purchase price of $0.0625 and $0.07 per share respectively in a private placement to two accredited investors.

SALES OF DEBT AND WARRANTS FOR CASH

In May 2005, two long term debt notes aggregating $125,000 were converted to Series A Redeemable Convertible Debentures ("debentures"). The debentures mature May 6, 2006, bear interest at 9%, and are convertible at a conversion price of $.07 per share until the debentures are paid in full. Simultaneous to the issuance of the debenture agreement, the Company also issued warrants to the same note holders to purchase an aggregate of 1,785,715 shares of the Company's common stock at $.07 per share. These warrants expire on May 2, 2010.

In May 2005, the Company issued an additional $165,000 of Series A Redeemable Convertible Debentures. The debentures mature May 5, 2006, bear interest at 9%, and are convertible at a conversion price of $.07 per share. Simultaneous to the issuance of the debenture agreement, the Company also issued warrants to the same note holders to purchase an aggregate of 2,192,858 shares of the Company's common stock at $.07 per share. These warrants expire on May 5, 2010.

OPTION GRANTS

On April 22, 2005, there were 12,950,000 options granted to officers and directors of the Company as compensation for services performed on behalf of the Company, at exercise prices ranging from $0.20 to $3.00 per share. These options expire on April 22, 2011.

The  issuance of the  aforementioned  securities  was exempt  from  registration requirements  of the  Securities  Act of 1933  pursuant to Section  4(2) of such
Securities  Act  and  Regulation  D  promulgated   thereunder   based  upon  the
representations of each of the purchasers that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

PART II. OTHER INFORMATION
ITEM 3. DEFAULTS ON SENIOR SECURITIES

NONE.

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ADZONE has not conducted any meetings of shareholders during the current quarter or periods subsequent thereto.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION

NONE.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

      (a)   Exhibits

                  The exhibits in the accompanying Exhibit Index were filed as part of the original Quarterly Report on Form 10-QSB.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADZONE RESEARCH, INC.

/s/ Charles Cardona   Chief Executive Officer,                   August 19, 2005
-------------------   Principal Accounting Officer and Director
Charles Cardona

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