Form 10QSB/A
period 2004-09-30
ADZONE RESEARCH INC
filed 2005-09-15
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act for 1934 subsequent to the distribution of securities under a plan confirmed under a plan confirmed by a court. Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                       APPLICABLE ONY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: August 3, 2005 - 104,673,203 common shares, $.001 par value.

Transitional small business disclosure format (check one):  Yes [ ] No [x]

                                EXPLANATORY NOTE

This Amendment on Form 10-QSB/A (Amendment No. 1) amends and restates in its entirety the following items of the Quarterly Reports on Form 10-QSB for the quarterly period ended September 30, 2004 of Adzone Research, Inc. as initially filed with the Securities and Exchange Commission (the "SEC") on November 22, 2004 (the "original 2004 10-QSB"):

Part I - CONDENSED FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

This Amendment is being filed to reflect the restatement of the Company's results for the three and six month periods ended September 30, 2004 and 2003, as discussed in Note 5 to the Company's condensed financial statements filed herewith. Specifically, these restatements relate to: 1) the recognition of a derivative financial instrument indexed to and potentially settled in the Company's own stock as a liability (versus common equity) and a charge or credit to earnings for the change in the fair value of that liability, 2) accounting for the allocation of unit offering to warrants and beneficial conversion features, 3) the reclassification of deferred stock based compensation from an asset (prepaid expenses) to a reduction in stockholders' equity and 4) the effects on opening stockholders' equity related to restatements to the March 31, 2004 balances as discussed in Note C to the March 31, 2004 Form 10-KSB/A Amendment No. 2 dated July 13, 2005. The effects of the restatement, in managements' view, rises to the level of a material weakness in internal control, which is further discussed in Item 3, as amended.

This Amendment speaks as of the end of the Company's fiscal quarter ended September 30, 2004 as required by Form 10-QSB or as of the date of the filing of the original 2004 10-QSB. Except for the restatement of certain historical financial information as described above, it does not update any of the statements contained in the original 2004 10-QSB. This Amendment contains forward-looking statements that were made at the time the original 2004 10-QSB was filed on November 22, 2004. It must be considered in light of any subsequent statements, including forward looking statements, in any reports made by the Company subsequent to the filing of the original 2004 10-QSB, including statements made in filings on Form 8-K.

                              ADZONE RESEARCH, INC.
              FORM 10-QSB/A FOR THE PERIOD ENDED SEPTEMBER 30, 2004

                                      INDEX

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS:

         CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2004 AND
                  MARCH 31, 2004.............................................4
         CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
                  MONTHS ENDED SEPTEMBER 30, 2004 AND 2003...................5
         CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX
                  MONTHS ENDED SEPTEMBER 30, 2004 AND 2003...................7
         CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                  ENDED SEPTEMBER 30, 2004 AND 2003..........................8
         NOTES TO CONDENSED FINANCIAL STATEMENTS.............................9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS...............................22
ITEM 3.  CONTROLS AND PROCEDURES............................................27

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................28
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS....................................................................29
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................30
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.............. ..31
ITEM 5.  OTHER INFORMATION..................................................32
ITEM 6.  EXHIBITS ..........................................................33

SIGNATURES..................................................................34

PART I.  CONDENSED FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                      SEPTEMBER 30, 2004 AND MARCH 31, 2004


                                                       SEPTEMBER 30,   MARCH 31,
                                                           2004          2004
                                                       -----------    -----------
                                                        (unaudited/     (audited)
                                                         Restated)
ASSETS                                                   (Note 5)
Current assets:
   Cash                                                $   721,581    $   622,797
   Accounts receivable                                     157,378             --
   Other prepaid expenses                                   27,635        134,272
                                                       -----------    -----------
Total current assets                                       906,594        757,069
Property and equipment, net                                 19,893         10,423
Other assets                                                13,245         38,355
                                                       -----------    -----------
Total assets                                           $   939,732    $   805,847
                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable                                    $   121,044    $   297,972
   Accrued compensation                                     40,000        160,926
   Current notes payable                                    50,506         62,787
    Stock settlement liability                           1,500,000             --
                                                       -----------    -----------
Total current liabilities                                1,711,550        521,685

Notes payable                                              166,783        166,783

Commitments and contingencies (Note 4)                          --             --

Stockholders' (deficit) equity:
   Preferred stock                                         635,030        518,816
   Common stock                                             83,217         70,832
   Common stock to be issued                                45,000             --
   Additional paid-in capital                            7,998,201      6,690,030
   Accumulated deficit                                  (9,667,284)    (7,129,534)
   Other stockholders' equity                              (32,765)       (32,765)
                                                       -----------    -----------
Total stockholders' (deficit) equity                      (938,601)       117,379
                                                       -----------    -----------
Total liabilities and stockholders' (deficit) equity   $   939,732    $   805,847
                                                       ===========    ===========

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                                            2004            2003
                                                                        ------------    ------------
                                                                         (Restated)
                                                                          (Note 5)
Net contract revenues                                                   $    100,000    $     24,969
                                                                        ------------    ------------

Operating costs and expenses:
   Cost of contract revenues                                                  32,000          19,758
   Consulting and professional services                                      346,834         161,551
   Salaries and related                                                      345,440       1,303,578
   General and administrative                                                173,143         142,905
   Depreciation and amortization                                               1,941             544
                                                                        ------------    ------------
                                                                             899,358       1,628,336
                                                                        ------------    ------------
Loss from operations                                                        (799,358)     (1,603,367)

Derivative loss                                                             (370,000)
Other income (expense), net                                                   (1,787)         (4,881)
                                                                        ------------    ------------
Net loss                                                                $ (1,171,145)   $ (1,608,248)
                                                                        ============    ============

Reconciliation of net loss to loss applicable to common stockholders:
   Net loss                                                             $ (1,171,145)   $  1,608,248)
   Preferred stock dividends and accretion                                   (37,905)        (95,412)
                                                                        ------------    ------------
   Loss applicable to common stockholders                               $ (1,209,050)   $  1,703,660)
                                                                        ============    ============

Loss per common share:
   Basic and diluted loss per common share                              $      (0.02)   $      (0.03)
                                                                        ============    ============
Shares used in computing basic and diluted loss per
   common share                                                           80,970,752      61,782,346
                                                                        ============    ============

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                                           2004            2003
                                                                        ------------    ------------
                                                                        (Restated)
                                                                         (Note 5)
Net contract revenues                                                   $    150,000    $     64,094
                                                                        ------------    ------------

Operating costs and expenses:
   Cost of contract revenues                                                  42,000          60,486
   Consulting and professional services                                      912,205         161,551
   Salaries and related                                                      757,481       1,363,224
   General and administrative                                                252,062         197,262
   Depreciation and amortization                                               3,881           1,088
                                                                        ------------    ------------
                                                                           1,967,629       1,783,611
                                                                        ------------    ------------
Loss from operations                                                      (1,817,629)     (1,719,517)

Derivative loss                                                             (550,000)             --
Other income (expense), net                                                   (3,567)        (12,269)
                                                                        ------------    ------------
Net loss                                                                $ (2,371,196)   $ (1,731,786)
                                                                        ============    ============

Reconciliation of net loss to loss applicable to common stockholders:
   Net loss                                                             $ (2,371,196)   $ (1,731,786)
   Preferred stock dividends and accretion                                  (166,554)        (95,412)
                                                                        ------------    ------------
   Loss applicable to common stockholders                               $ (2,537,750)   $ (1,827,198)
                                                                        ============    ============

Loss per common share:
   Basic and diluted loss per common share                              $      (0.03)   $      (0.03)
                                                                        ============    ============
Shares used in computing basic and diluted loss per
   common share                                                           76,836,416      53,473,954
                                                                        ============    ============

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
        UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       SIX MONTHS ENDED SEPTEMBER 30, 2004

                                                    Series A Preferred  Series B Preferred         Common Stock         Paid-in
                                                   Shares    Amount     Shares    Amount        Shares       Amount     Capital
                                                 -------- ------------- ------  -----------  ------------- ---------  ------------
Balances at April 1, 2004                             24     $278,530      31     $240,286     70,832,255   $70,832    $6,690,030

Sales of common stock and warrants for
    cash, net of $150,000 of offering expenses                                                  8,717,284     8,717        47,966

Issuances of common stock to non-employees
    for services                                                                                1,959,067     1,959       655,220

Issuances of common stock upon the exercise
    of warrants and stock options                                                               1,709,000     1,709       291,354

Issuances of common stock to employees for
    services and compensation                                                                                              44,250

Issuances of warrants and options to non-
    employees for services                                                                                                307,110

Redemption of warrants                                                                                                   (76,744)

Employee stock-based compensation applying
    variable plan option accounting                                                                                        39,015

Preferred stock dividends

Periodic accretions of preferred stock carrying
    values to redemption values                                                    116,214

Net loss for the period
                                                 -------- ------------- ------  -----------  ------------- ---------  ------------

Balances at September 30, 2004                        24     $278,530      31     $356,500     83,217,606   $83,217    $7,998,201
                                                 ======== ============= ======  ===========  ============= =========  ============


                                                    Common
                                                  Stock To Be    Accumulated      Other       Total
                                                     Issued        Deficit       Equity      Equity
                                                  ------------  -------------- ---------- ------------
Balances at April 1, 2004                         $        --   ($7,129,534)    ($32,765) $    117,379

Sales of common stock and warrants for
    cash, net of $150,000 of offering expenses         45,000                                  101,683

Issuances of common stock to non-employees
    for services                                                                               657,179

Issuances of common stock upon the exercise
    of warrants and stock options                                                              293,063

Issuances of common stock to employees for
    services and compensation                                                                   44,250

Issuances of warrants and options to non-
    employees for services                                                                     307,110

Redemption of warrants                                                                        (76,744)

Employee stock-based compensation applying
    variable plan option accounting                                                             39,015

Preferred stock dividends                                            (50,340)                 (50,340)

Periodic accretions of preferred stock carrying
    values to redemption values                                     (116,214)                 -

Net loss for the period                                           (2,371,196)              (2,371,196)
                                                  ------------  -------------- ---------- ------------

Balances at September 30, 2004                        $45,000    $(9,667,284)   ($32,765)   $(938,601)
                                                  ============  ============== ========== ============

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                               September 30,  September 30,
                                                                                  2004           2003
                                                                               -----------    -----------
                                                                                (Restated)
                                                                                (Note 5)
OPERATING ACTIVITIES
Net loss                                                                       $(2,371,196)   $(1,731,786)
   Adjustments to reconcile net loss to net cash flows from operating activities:
        Common stock issued for services                                           657,179      1,744,431
        Derivative loss                                                            550,000             --
        Warrants and options issued to non-employees  for services                 307,110             --
        Employee stock-based compensation                                           83,265             --
        Depreciation                                                                 3,881          2,553
        Changes in operating assets and liabilities:
             Accounts receivable                                                  (157,378)       (24,969)
             Prepaid expenses and other current assets                             106,637         17,750
             Other assets                                                           25,110        (79,065)
             Accounts payable and accrued expenses                                (297,854)      (268,789)
                                                                               -----------    -----------
Net cash flows from operating activities                                        (1,093,246)      (339,875)
                                                                               -----------    -----------
INVESTING ACTIVITIES
Purchases of equipment                                                             (13,351)            --
Increase in restricted cash                                                             --             --
                                                                               -----------    -----------
Net cash flows from investing activities                                           (13,351)            --
                                                                               -----------    -----------
FINANCING ACTIVITIES
Proceeds from sales of common stock, preferred stock and warrants, net of
    $150,000 and $78,839 of offering expenses in 2004 and 2003, respectively       101,683         47,600

Proceeds from stock settlement liability                                           950,000             --

Proceeds from the exercise of employee stock options                               293,063             --

Payment for the redemption of warrants                                             (76,744)            --

Payments for preferred stock dividends                                             (50,340)        (4,220)

Payments on principal received from notes payable                                  (12,281)       140,217

Cash paid for costs and expenses
   related to raising capital                                                           --        (78,839)

Sale of preferred stock                                                                 --        348,500

Payments to acquire treasury stock                                                      --         (2,215)
                                                                               -----------    -----------
Net cash flows from financing activities
                                                                                 1,205,381        451,043
                                                                               -----------    -----------
Net increase in cash                                                                98,784        111,168
Cash at beginning of year                                                          622,797          8,084
                                                                               -----------    -----------
Cash at end of year                                                            $   721,581    $   119,252
                                                                               -----------    -----------
SUPPLEMENTAL DISCLOSURES
Cash paid for interest                                                         $        --    $     2,239
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

Certain accounting policies:

Revenue recognition:

Revenues under contracts with the United States Department of Defense are recorded when earned. The Company's derived $150,000 of revenues during the six-month period ended September 30, 2004 under contracts with the United States Department of Defense and related agencies.

Certain amounts in the condensed financial statements as of and for the three and six months ended September 31, 2004 have been reclassified. This reclassification includes the elimination of deferred compensation from stockholders' equity and a reduction of paid-in capital related to stock-based compensation remitted to employees for future service periods (See Note 3).

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

2.  LIQUIDITY AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of ($2,371,196) and used cash of ($1,093,246) in conducting its operations during the six-month period ended September 30, 2004. These recurring negative trends raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $721,581, coupled with a potential outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 3), will be sufficient to fund operating deficits for a period of approximately nine to fifteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately nine to fifteen months:

a. Management does not believe that the significant level of cash used in operations during the six months ended September 30, 2004 ($1,093,246) is indicative of cash flow usage during the next four fiscal quarters. Cash flow from operations during the current period included two amounts, as follows, that increased cash usage. First, a bonus of $320,000 was awarded to two officers by the Company's Board of Directors during the second quarter. Accordingly, at this time, no further officer bonuses are contemplated. Second, the Company used cash proceeds from the Nutmeg Subscription Agreement to pay certain current and past due accounts payable and accrued liabilities amounting to $297,854. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company's year to date operations.
b. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current quarter, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.
c. The Company recently completed a three month U.S. Department of Defense contract, and currently has accounts receivable in the amount of $150,000 for said contract, which was collected in October. In addition to this contract, AdZone Research is actively negotiating three proposals in the Prime and Sub-prime sectors of the Defense Industry arena.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

2.       LIQUIDITY AND MANAGEMENT'S PLANS (continued):

d. Management does not currently project expending significant levels of cash to acquire equipment to support revenue growth during the next four fiscal quarters. Equipment necessary for the Company's contracts principally relates to computer equipment, which is projected to be sufficient for the foreseeable future. However, the nature of contracts awarded in the future, if any, may result in additional modifications and expenditures at the request of customers.
e. The Company's working capital deficiency of ($804,956) includes a stock settlement liability of $1,500,000 that can be settled with registered equity securities upon the effectiveness of a related registration statement. However, obtaining an effective registration statement is presumed not to be within the management's control. In the event that an effective registration related to these instruments can not be obtained, management believes that it can renegotiate the terms of the underlying instruments to provide for fulfillment with equity securities of the Company. There can be no assurances, though, that management would be successful in such negotiations.
f. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses are principally related to employment and facility costs.

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

3.  STOCKHOLDERS' EQUITY

                            ISSUANCES OF COMMON STOCK

During the six month period ended September 30, 2004, the Company issued shares of common stock, as follows: 8,717,284 shares for cash proceeds of $1,051,683 (which is inclusive of $950,000 recognized as a stock settlement liability and net of $150,000 in expenses); 1,709,000 shares for the exercise of stock options and warrants for cash proceeds of $293,063; and, 1,959,067 shares for consulting and non-employee related services. The Company received cash of $45,000 (included in the cash amount, above) for sales of 450,000 shares of common stock, which shares were not issued by the Company's stock transfer agent until October 2004. This amount is carried in the account "common stock to be issued."

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

3. STOCKHOLDERS' EQUITY (continued):

During the second fiscal quarter, the Company also committed to issue 2,060,000 shares of common stock (valued at $329,600 based upon the closing market price on the measurement date) to employees for services to be rendered over a one year period commencing August 14, 2004. The shares were issued by the Company's stock transfer agent during October 2004. The associated compensation expense and credit to paid-in capital will be recognized over the period of performance. The Company recognized compensation expense amounting to $44,250 during the six month period ended September 30, 2004.

Common stock issued for services was valued based upon the closing market price on the date the service contract was approved. Total stock-based compensation expense recorded for issuances of common stock, excluding the recognition of the deferred employee compensation expense, above, amounted to $657,179 and $226,537, for the six months ended September 30, 2004 and 2003, respectively.

                 ISSUANCES OF NON-EMPLOYEE OPTIONS AND WARRANTS

During the six months ended September 30, 2004, the Company issued stock options and warrants to non-employees to acquire 7,086,134 shares of common stock for financing activities, consulting and other services, as follows: 3,786,134 warrants in connection with the Nutmeg Subscription Agreement (see below); 1,000,000 warrants in connection with future services the Baltic Ventures Agreement (see Note 4, below); 1,700,000 to advisers for future services and, 600,000 warrants in connection with other providers for current services. Warrants were valued at fair value using the Black Scholes Valuation Model. Such model resulted in an aggregate valuation of $785,000, of which $640,000 related to future services will be amortized over the contractual performance period. Amortization for the six months ended September 30, 2004 amounted to $162,110 and is included in the caption Consulting and Professional Services in the accompanying statement of operations. As of September 30, 2004, the balance of deferred consulting expense amounted to $477,890.

Total stock-based compensation expense charged to operations from the issuance of non-employee options and warrants, excluding the amortization referred to in the preceding paragraph amounted to $145,000 for the six months ended September 30, 2004 (none in 2003). The Black Scholes Valuation Model requires the use of subjective estimates. Management estimated the future volatility and the risk free rate of return for issuances during the three months ended September 30, 2004 at 360% and 3.0%, respectively.

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

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

3.  STOCKHOLDERS' EQUITY (continued)

                       ISSUANCES OF EMPLOYEE STOCK OPTIONS

During the six months ended September 30, 2004, the Company granted stock options to acquire 1,975,000 shares of common stock to employees under the Company's 2004 Incentive Stock Plan. The employees exercised 1,347,000 of the options prior to September 30, 2004. These options are exercisable for a period of one year at 90% of the lowest trading market price on the date of exercise. As a result of this provision, these options while outstanding, and any further options issued under this particular Plan (up to the 5,000,000 shares authorized), will be accounted for using "variable plan" accounting. Under variable plan accounting, as applied to these options, the initial intrinsic value, plus future increases in the intrinsic value of the options is recorded as compensation expense periodically, until such options are exercised. During the six months ended September 30, 2004, the Company recorded $39,015 as "variable plan" compensation expense.

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

Pro forma Stock-Based Compensation Information:

The following table reflects supplemental financial information related to stock-based employee compensation for the six months ended September 30, 2004 and 2003, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                                      2004                2003
                                                                                -----------------  ------------------
       Loss applicable to common stockholders, as reported                      ($     2,371,196)  ($      1,731,786)
                                                                                =================  ==================
       Stock-based compensation, as reported                                    ($     1,047,554)  ($      1,319,700)
                                                                                 ================   =================
       Stock-based compensation under fair value method                         ($     2,858,845)  ($      1,109,971)
                                                                                =================   =================
       Pro-forma loss applicable to common stockholders under
           fair value method                                                    ($     4,182,487)  ($      1,522,057)
                                                                                =================  ==================

       Loss applicable to common stockholders per share, as reported            ($          0.03)  ($           0.03)
                                                                                =================  ==================
       Pro-forma loss applicable to common stockholders per share under
           fair value method                                                    ($          0.04)  ($           0.03)
                                                                                =================  ==================

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

3.  STOCKHOLDERS' EQUITY (continued)

                          NUTMEG SUBSCRIPTION AGREEMENT

On May 20, 2004, the Company executed a Subscription Agreement with The Nutmeg Group, L. L. C., a U. S. Virgin Islands limited liability company, for the sale of common stock and warrants. The aggregate selling price was $1,750,000 (increased on July 23, 2004 to $1,850,000) to be received in four traunches as follows: (1) $400,000 by May 20, 2004 (net proceeds of $320,000 were received for 3,457,217 shares and warrants to acquire 1,728,600 shares of common stock);
(2) $600,000 by June 4, 2004 (net proceeds of $530,000 were received for 3,289,474 share of common stock and warrants to acquire 1,644,737 shares of common stock); (3) $100,000 on July 23, 2004 (net proceeds of $100,000 were received for 825,593 shares of common stock and warrants to acquire 412,797 shares of common stock); and, (4) $750,000, at the option of the Company, within five (5) days of the date that a Registration Statement covering the underlying securities in this agreement is declared effective by the U. S. Securities and Exchange Commission. The number of shares issued and/or to be issued is stated to be equal to the purchase price divided by the lesser of a) $0.20 per share;
b) 57% of the average closing bid price for the Company's common stock on the two trading days prior to the closing of the respective traunche; or c) 57% of the average closing bid price for the Company's common stock on the two (2) trading days prior to the date on which the Registration Statement covering the underlying shares in this agreement is declared effective by the U. S. Securities and Exchange Commission. The proceeds from this transaction have been classified as stock settlement liability in the accompanying condensed balance sheets.

The Warrants will expire on December 31, 2008. The Warrant's exercise price will be at 125% of 57% of the average closing bid price for Common Stock on the two
(2) trading days immediately prior to the filing of a Registration Statement covering the underlying stock in this agreement with the U. S. Securities and Exchange Commission.

The Company filed the Registration Statement on July 23, 2004 and an Amended Registration Statement on November 4, 2004. If the Registration Statement is not declared effective within 120 days of the initial filing, the Company will owe Nutmeg a penalty equal to 1% of the amount invested by Nutmeg. Further, the Company is liable for an additional penalty of 1% for each additional 30 day period that the Registration Statement is not declared effective. Through September 1, 2005, the Company accrued a penalty of $99,000 related to the registration statement not being declared effective.

There can be no assurances that the Registration Statement will be declared effective by the Securities and Exchange Commission. There are no other funding commitments as of this date.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

3.  STOCKHOLDERS' EQUITY (continued)

                                 PREFERRED STOCK

The Company has Series A Preferred Stock ($.001 par value, 24.2194 shares issued and outstanding) and Series B Preferred Stock ($.001 par value, 31 shares issued and outstanding). As of September 30, 2004 the redemption and carrying values of the Series A Preferred Stock is $278,530. Series A Preferred Stock was issued in connection with a unit offering in August 2003. As of September 30, 2004, the redemption and carrying values of the Series B Preferred Stock is $356,500. Series B Preferred Stock was issued in connection with a unit offering in three traunches between November 2003 and January 2004.

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

                                                                 Preferred
                                                                   Stock             Warrants           Proceeds
                                                             ------------------ ------------------- ------------------
Series A Preferred Stock:
     Initial allocation                                            $   197,525           $ 150,975         $  348,500
                                                                                =================== ==================
     Beneficial conversion feature included in
          additional paid-in capital                                 (145,997)
                                                             ------------------
     Initial carrying value of the preferred stock                  $   51,528
                                                             ==================

Series B Preferred Stock:
     Initial allocation                                             $  133,853           $ 176,147         $  310,000
                                                                                =================== ==================
     Beneficial conversion feature included in
          additional paid-in capital                                 (133,853)
                                                             ------------------
     Initial carrying value of the preferred stock                  $     --
                                                             ==================

Following the initial allocations, the preferred stock is accreted over the redemption period to its redemption amount through periodic charges to accumulated earnings ($116,214) during the six month period ended September 30,
2004). Such accretions, along with preferred stock dividends are treated as increases in net loss applicable to common stockholders for purposes of calculating net loss per common share.

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

4.  COMMITMENTS AND CONTINGENCIES

LITIGATION

AdZone is a party to a lawsuit filed against it by R. C. Auletta and Co., Inc. (Auletta), which was filed during 2001. Auletta is seeking fees in the amount of approximately $32,000 for services which were allegedly performed after the expiration of a contract for consulting services between AdZone and Auletta. A judgment in the amount of $34,692, including interest, was entered against the Company during Fiscal 2004. The Company executed a settlement agreement whereby the judgment will be retired as follows: $5,000 cash upon execution of the settlement agreement and $1,000 per month, commencing December 15, 2003, until the judgment is paid in full. In prior periods, the Company has accrued, and charged to operations, all costs associated with this transaction. No further effect on the financial condition of the Company should occur on this matter. As of September 30, 2004 the balance due on this judgment is $20,692

Due to the Company's financial position, from time to time, the Company may become party to collection actions, litigation and/or judgments related to the non-payment of various operating expenses. Management is of the opinion that an appropriate provision for amounts due and other related expenses has been made in the accompanying financial statements.

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

THE JUSTICE FUND/SENTICORE AGREEMENT

On September 9, 2004, the Company entered into a Distribution Agreement (the "Agreement") with Senticore, Inc. and The Justice Fund (the "Counterparties") that provides the Counterparties exclusive distribution rights to the Company's proprietary Internet monitoring technologies on the continents of Asia and South America. The Agreement provides for an initial non-refundable fee to the Company of $300,000. The contract contains three one-year renewal options, at the discretion of the Counterparties, with a maximum revenue potential of $2.25 million. The contract provides the Company with marketing and additional services for distribution of the Company's products internationally. It also provides access to additional legal services supporting the Company's anti-piracy efforts. On October 13, 2004, the Agreement was modified to provide for payment of the initial fee in the form of equity securities of the Counterparties. The officers of the Company have announced that such equity securities will be distributed to shareholders of the Company on a record date to be determined.

Any fees received under the Agreement in advance of rendering services or delivering products will be deferred and amortized over the Agreement term. Any fees received in the form of equity securities will be recorded at the fair values of the securities on the dates received.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

5.       RESTATEMENTS

     The accompanying quarterly financial statements have been restated to reflect adjustments related to (i) the recognition of a derivative financial instrument indexed to and potentially settled in the Company's own stock as a liability (versus common equity) and a charge or credit to earnings for the change in the fair value of that liability, (ii) accounting for the allocation of unit offering proceeds to warrants and beneficial conversion features, (iii) the reclassification of deferred stock-based compensation from an asset (prepaid expenses) to a reduction in stockholders' equity and (iv) the effects on opening equity related to restatements to the March 31, 2004 balances as discussed in Note C to March 31, 2004 Form 10-KSB/A Amendment No. 2 dated July 13, 2005.

     The following table reflects net loss, loss applicable to common stockholders and loss per common share as originally reported and as restated for the three and six months ended September 30, 2004:

                              ADZONE RESEARCH, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2004

                                               As Originally
                                                 Reported                        Restatement        As Restated
                                            -----------------                ----------------  ----------------
ASSETS

Current Assets:
   Cash                                     $         721,581                $             -   $        721,581
   Account receivable                                 157,378                              -            157,378
   Prepaid consulting fees                            477,890         (3)           (477,890)                 -
   Other prepaid expenses                              27,635                                            27,635
                                            -----------------                ----------------  ----------------
Total current assets                                1,384,484                       (477,890)            906,594

   Property and equipment, net                          19,893                             -             19,893
   Other assets                                         13,245                             -             13,245
                                            ------------------               ----------------  -----------------
Total assets                                $        1,417,622               ($      477,890)  $        939,732
                                            ==================                ===============  =================

LIABILITIES AND STOCKHOLDERS (DEFICIENCY) EQUITY

Current liabilities:
   Accounts payable:                        $         121,044                $             -   $        121,044
   Accrued compensation                                40,000                              -             40,000
   Current notes payable                               50,506                              -             50,506
   Stock settlement liability                               -         (1)          1,500,000          1,500,000
                                            ------------------               ----------------  -----------------
Total current liabilities                             211,550                      1,500,000          1,711,550

   Notes payable                                      166,783                              -            166,783

Stockholders' (deficit) equity:
   Preferred stock                                    177,625       (2)              457,405            635,030
   Common stock                                        83,217                              -             83,217
   Common stock to be issued                          374,600       (3)             (329,600)            45,000
   Additional paid-in capital                       7,517,872    (1,3,4,5)           480,329          7,998,201
   Accumulated deficit                             (6,795,910)    (1,2,4)         (2,871,374)        (9,667,284)
   Deferred employee stock-based
     compensation                                    (285,350)      (5)              285,350                  -
   Other stockholders' equity                         (32,765)                             -            (32,765)
                                            ------------------               ----------------  -----------------
Total stockholders' (deficit) equity                1,039,289                     (1,977,890)          (938,601)
                                            -----------------                ----------------  -----------------
Total liabilities and stockholders'
   (deficit) equity                         $       1,417,622                ($      477,890)  $        939,732
                                            =================                 ===============  =================

                              ADZONE RESEARCH, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                       SIX MONTHS ENDED SEPTEMBER 30, 2004

                                               As Originally
                                                 Reported                      Adjustments         As Restated
                                            ------------------             ------------------  -----------------
Net revenues                                $         150,000              $               -   $        150,000
                                            ------------------             ------------------  -----------------

Operating costs and expenses:
   Cost of contract revenues                           42,000                              -             42,000
   Consulting and professional
     Services                                         912,205                              -            912,205
   Salaries and related                               757,481                              -            757,481
   General and administrative                         252,062                              -            252,062
   Depreciation and amortization                        3,881                              -              3,881
                                            ------------------             ------------------  -----------------
                                                    1,967,629                              -          1,967,629
                                            ------------------             ------------------  -----------------
                                                   (1,817,629)                             -        (1,817,629)

Derivative loss                                             -       (1)             (550,000)          (550,000)
Other income (expense), net                             3,567)                             -             (3,567)
                                            ------------------             ------------------  -----------------
Net Loss                                    $        1,821,196             ($         550,000  ($     2,371,196)
                                            ==================             ==================  =================

Reconciliation of net loss to loss
applicable to common shareholders:
     Net loss                               ($      1,821,196)             $               -   ($     2,371,196)
     Preferred stock accretions                       (58,456)      (2)              (57,758)          (116,214)
     Preferred stock dividends paid                   (50,340)                             -            (50,340)
                                            ------------------             ------------------  -----------------
     Loss applicable to common
       stockholders                         ($      1,929,992)             ($         57,758   ($     2,537,750)
                                            ==================             =================   =================

Loss per common share:
   Basic and diluted loss per
     common share                           ($           0.03)             $               -   ($          0.03)
                                            ------------------             ------------------  -----------------
Weighted average common shares,
   basic and diluted                               76,836,416                              -         76,863,416
                                            ==================             ==================  =================

                              ADZONE RESEARCH, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2004

                                              As Originally
                                                 Reported                      Adjustments       As Restated
                                            ------------------             ------------------  -----------------
Net revenues                                $         100,000              $               -   $        100,000
                                            ------------------             ------------------  -----------------

Operating costs and expenses:
   Cost of contract revenues                           32,000                              -             32,000
   Consulting and professional
     services                                         346,834                              -            346,834
   Salaries and related                               345,440                              -            345,440
   General and administrative                         173,143                              -            173,143
   Depreciation and amortization                        1,941                              -              1,941
                                            ------------------             ------------------  -----------------
                                                      899,358                              -            899,358
                                            ------------------             ------------------  -----------------
Loss from operations                                 (799,358)                             -           (799,358)

Derivative loss                                             -       (1)             (370,000)          (370,000)
Other income (expense), net                            (1,787)                             -             (1,787)
                                            ------------------             ------------------  -----------------
Net loss                                    ($        801,145)             ($        370,000)  ($     1,171,145)
                                            ==================              =================  =================

Reconciliation of net loss to loss
applicable to common shareholders:

   Net loss                                 ($        801,145)             ($        370,000)  ($     1,171,145)
   Preferred stock dividends
     and accretions                                   (65,597)      (2)               27,692            (37,905)
                                            ------------------             -----------------   -----------------
   Loss applicable to common
     Stockholders                           ($        866,742)             ($        342,308)  ($     1,209,050)
                                            ==================             ==================  =================

Loss per common share:
   Basic and diluted loss per
     common share                           ($           0.01)             ($           0.01)  ($          0.02)
                                            ------------------             ------------------  -----------------
Weighted average common shares,
   basic and diluted                               80,970,752                              -         80,970,752
                                            ==================             ==================  =================

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

5.         RESTATEMENTS continued:

(1) In connection with the Nutmeg Subscription Agreement, a commitment was made to issue stock valued at $1,000,000 at such time as a registration statement is filed. The ultimate number of common shares to be issued is not readily determinable at this time. In accordance with EITF 00-19 "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", if the value of the ultimate settlement of the liability is undeterminable, the proceeds should be recorded as a stock settlement liability until such time as the transaction is ultimately settled. The initial stock settlement liability should be measured at fair value, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as a liability. This adjustment has been recorded in the accompanying condensed financial statements.

(2) During the year ended March 31, 2004, the Company sold preferred stock with warrants to acquire the Company's common stock in two separate offerings. The proceeds from these unit offerings were not properly allocated to (i) the warrants and (ii) the beneficial conversion features underlying the convertible preferred stock. Additionally, the discount to the carrying value of the preferred stock was not accreted to retained earnings. The adjustment to allocate the proceeds among the warrants and the beneficial conversion feature, as well as the accretion of the discount to the carrying value over the period from the sale of the preferred stock through the first contractual date that the preferred stock is able to be converted has been recorded in the accompanying financial statements.

(3) During the six months ended September 30, 2004, the Company issued certain stock options and warrants to non-employees for past and future services (See Note 3). Those issuances related to future services will be amortized over the contractual performance period as a charge to operations and credit to stockholders' equity. These amounts had previously been recorded as an asset (prepaid expense) in the balance sheet. The adjustment o reclassify such deferred amounts to a reduction in stockholders' equity has been recorded in the accompanying condensed financial statements.

      (4) Certain restatements of errors were made to the Company's March 31, 2004 financial statements as originally filed, and a Form 10-KSB/A Amendment No. 2 dated July 13, 2005 was reissued. The effects on opening stockholders' equity related to these restatements has been recorded in the accompanying condensed financial statements.

     (5) Certain amounts in the condensed financial statements as of and for the three and six months ended September 30, 2004 have been reclassified. This reclassification includes the elimination of deferred compensation from stockholders' equity and a reduction of paid-in capital related to stock-based compensation to employees for future service periods (See Note 3).

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

Cost of contract revenue: Cost of revenue for the six months ended September 30, 2004 was $42,000 compared to $60,486 for the six months ended September 30, 2003. This trend reflects the nearly fully automated process of the Company's Net Get (C) Decryption Process. NetGet (C) was deployed for the current Department of Defense Contract. This technology was developed to be a fully automated, Internet-based technology that monitors customer-provided web-pages, or URL's, for terrorist or criminal activities. The Department of Defense provided the Company with the URL's for this contract which are monitored and reported to the customer. Therefore, direct costs associated with this contract are minimal. Future contracts, if any, will be contracted to the customers' specific requirements and may require production, development, other services or enhanced scope. As a result, any future contracts may require additional direct resources and cost, which will be recorded as the revenues are earned.

Consulting and professional services: Consulting and professional services for the six months ended September 30, 2004 amounted to $912,205, compared to a $161,551 amount for the six months ended September 30, 2003. The increase was attributable to the engagement of firms to raise capital, assist in contract negotiation and acquisition and assist in seeking strategic merger/acquisition candidates. During the six months ended September 30, 2004, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see Note 3 to the Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company's consultants on an extended basis.

Salaries and related: Salaries and related for the six months ended September 30, 2004 amounted to $757,481 compared to $163,224 for the six months ended September 30, 2003. The significant increase relates to a higher head count compared to the same period last year and the Company's officers (i) receiving full compensation for their services based upon the Company's ability to render such compensation in cash and (ii) the Board of Director's award of $200,000 in bonuses to the officers for successful capital acquisition efforts; the later provided for in the officers' employment agreements, and the exercising of employee stock options. (Gross proceeds as of quarter ended 09/30/2004 was $213,296)

General and administrative expenses: General and administrative expenses amounted to $252,062 for the six months ended September 30, 2004, compared to $197,262 for the six months ended September 30, 2003. The increase is largely attributable to higher travel expenses. As the Company's commercial applications come on line, general and administrative expenses will continue to increase.

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

Derivative loss: Derivative loss amounted to ($550,000) for the six months ended September 30, 2004, compared to $0 for the six months ended September 30, 2003. For the six month period ended September 30, 2004, such balance relates to adjustments for the change in fair value of the stock settlement liability.

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

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(2,371,196) and used cash of $(1,093,246) in conducting its operations. These recurring conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's, management currently believes that existing cash reserves of $721,581, coupled with a potential outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 3), and contract receivable will be sufficient to fund operating deficits for a period of approximately nine to fifteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

a. Management does not believe that the significant level of cash used in operations during the six months ended September 30, 2004 ($1,093,246), is indicative of cash flow usage during the next four fiscal quarters. Cash flow from operations during the current quarter included two amounts, as follows, that increased cash usage. First, a bonus of $200,000 was awarded to two officers by the Company's Board of Directors during the first quarter, which was the maximum amount allowable under their respective employment contracts. Accordingly, at this time, no further officer bonuses are contemplated. Second, the Company used cash proceeds from the Nutmeg Subscription Agreement to pay certain current and past due accounts payable and accrued liabilities amounting to $297,854. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company's first quarter operations.
b. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current quarter, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.
c. Management currently has one U.S. Department of Defense contract in progress that has receivables of $150,000 remaining as of September 30, 2004, and proposals outstanding for six additional contracts. In addition, current receivable includes an amount of $50,000 related to the exercise in the current quarter of an option on the base contract. All receivables were collected shortly after quarter close.
d. Management does not currently project expending significant levels of cash to acquire equipment to support revenue growth during the next four fiscal quarters. Equipment necessary for the Company's contracts principally relates to computer equipment, which is projected to be sufficient for the foreseeable future. However, the nature of contracts awarded in the future, if any, may result in additional modifications and expenditures at the request of customers.

e. The Company's working capital deficiency of ($804,956) includes a stock settlement liability of $1,500,000 that can be settled with registered equity securities upon the effectiveness of a related registration statement. However, obtaining an effective registration statement is presumed not to be within the management's control. In the event that an effective registration related to these instruments can not be obtained, management believes that it can renegotiate the terms of the underlying instruments to provide for fulfillment with equity securities of the Company. There can be no assurances, though, that management would be successful in such negotiations.
f. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses principally related to employment costs.

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

LIQUIDITY

September 30, 2004 compared to March 31, 2004

The Company has working capital deficit of ($804,956) as of September 30, 2004 compared to $235,384 as of March 31, 2004. Net working capital of $1,205,381 was generated from financing activities during the six months ended September 30, 2004, consisting of proceeds from the Nutmeg Subscription Agreement, proceeds from the exercise of employee stock options and the sale of common stock to third parties. The working capital generated from these financing activities was diminished by ($1,093,246) and ($13,351) from operating and investing activities respectively. Operating activities during the six months ended September 30, 2004 reflected significant continuing operating losses, although there continues to be $150,000 in accounts receivable on the current Department of Defense contract. In addition, cash proceeds from the financing activities were used to reduce accounts payable and accrued expenses by $297,854. Investing expenditures related solely to upgrades in the Company's computer network.

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

PART II.  OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent AdZone securities sold by it for the period starting from July 1, 2004 to September 30, 2004 that were not registered under the Securities Act of 1933, as amended, all of which were issued by AdZone pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

On July 2, 2004, we issued 3,289,474 shares of common stock to The Nutmeg Group, LLC for a purchase price of $0.1824 per share, pursuant to an agreement dated May.20, 2004.

On August 3, 2004, we issued 110,000 shares of common stock to Elizabeth McCann, for a purchase price of $0.182 per share.

On August 31, 2004, we issued 400,000 shares of common stock to Scott H. Bokema for a purchase price of $0.17 per share.

On September 17, 2004, we issued 825,593 shares of common stock to Arbus Capital/Circle Group Internet LP for a purchase price of $0.1211 per share, pursuant to an agreement dated May 20, 2004.

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

PART II.  OTHER INFORMATION
ITEM 5. OTHER INFORMATION

NONE.

PART II.  OTHER INFORMATION
ITEM 6. EXHIBITS

(a)      Exhibits

                  The exhibits in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-QSB/A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADZONE RESEARCH, INC.                                  September 14, 2005

/s/ Charles Cardona                 Chief Executive Officer,
---------------------------         Principal Accounting Officer and Director
Charles Cardona

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