Form 10QSB/A
period 2004-12-31
ADZONE RESEARCH INC
filed 2005-09-15
CIK 1102013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes |X| No |_| , and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_| .

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act for 1934 subsequent to the distribution of securities under a plan confirmed under a plan confirmed by a court. Yes |_| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                       APPLICABLE ONY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: August 3, 2005 - 104,673,203 common shares, $.001 par value.

Transitional small business disclosure format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment on Form 10-QSB/A (Amendment No. 1) amends and restates in its entirety the following items of the Quarterly Reports on Form 10-QSB for the quarterly period ended December 31, 2004 of Adzone Research, Inc. as initially filed with the Securities and Exchange Commission (the "SEC") on February 14, 2005 (the "original 2004 10-QSB"):

Part I - CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

This Amendment is being filed to reflect the restatement of the Company's financial statements for the three and nine month periods ended December 31, 2004, as discussed in Note 5 to the Company's condensed financial statements filed herewith. Specifically, these restatements relate to: 1) the recognition of a derivative financial instrument indexed to and potentially settled in the Company's own stock as a liability (versus common equity) and a charge or credit to earnings for the change in the fair value of that liability, 2) the accrual of property dividends declared as a liability, a related charge to accumulated deficit and the classification of investments restricted for the payment of such dividends as a restricted asset, 3) the reclassification of deferred stock based compensation from an asset (prepaid expenses) to a reduction in stockholders' equity and 4) the effects on opening stockholders' equity related to restatements to the March 31, 2004 balances as discussed in Note C to the March 31, 2004 Form 10-KSB/A Amendment No. 2 dated July 13, 2005. The effects of the restatement, in management's view, rises to the level of a material weakness in internal control, which is further discussed in Item 3, as amended.

This Amendment speaks as of the end of the Company's fiscal quarter ended December 31, 2004 as required by Form 10-QSB or as of the date of the filing of the original 2004 10-QSB. Except for the restatement of certain historical financial information as described above, it does not update any of the statements contained in the original 2004 10-QSB. This Amendment contains forward-looking statements that were made at the time the original 2004 10-QSB was filed on February 14, 2005. It must be considered in light of any subsequent statements, including forward looking statements, in any reports made by the Company subsequent to the filing of the original 2004 10-QSB, including statements made in filings on Form 8-K.

                              ADZONE RESEARCH, INC.
                     FORM 10-QSB/A FOR THE QUARTERLY PERIOD
                             ENDED DECEMBER 31, 2004

                                      INDEX

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS:

         CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND
                  MARCH 31, 2004...............................................4
         CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                  LOSS FOR THE THREE AND NINE MONTHS ENDED
                  DECEMBER 31, 2004 AND 2003...................................5
         CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE NINE
                  MONTHS ENDED DECEMBER 31, 2004...............................7
         CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                  ENDED DECEMBER 31, 2004 AND 2003.............................8
         NOTES TO CONDENSED FINANCIAL STATEMENTS..............................10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................26
ITEM 3.  CONTROLS AND PROCEDURES..............................................30

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................31
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........32
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................33
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................34
ITEM 5.  OTHER INFORMATION....................................................35
ITEM 6.  EXHIBITS.............................................................36

SIGNATURES....................................................................37

PART I.  CONDENSED FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                      DECEMBER 31, 2004 AND MARCH 31, 2004

                                                                    DECEMBER 31,    MARCH 31,
                                                                        2004          2004
                                                                    (Unaudited/
                                                                     Restated)
                                                                      (Note 5)
ASSETS
Current assets:
   Cash                                                           $    633,535    $    622,797
   Marketable securities                                                28,637              --
   Assets restricted for dividend payments                             257,733              --
   Prepaid consulting fees and other expenses                            4,893         134,272
                                                                  ------------    ------------
Total current assets                                                   924,798         757,069

Property and equipment, net                                             22,738          10,423
Other assets                                                             3,738          38,355
                                                                  ------------    ------------
Total assets                                                      $    951,274    $    805,847
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Accounts payable                                               $    142,947    $    297,972
   Accrued compensation                                                 53,003         160,926
   Accrued dividends payable                                           257,733              --
   Deferred revenue                                                    206,302              --
   Current notes payable                                                50,507          62,787
   Stock settlement liability                                        1,718,000              --
                                                                  ------------    ------------
Total current liabilities                                            2,428,492         521,685

Notes payable                                                          166,783         166,783

Commitments and contingencies (Note 4)                                      --              --

Stockholders' (deficit) equity:
   Preferred stock                                                      68,147         518,816
   Common stock                                                         94,169          70,832
   Common stock to be issued                                            40,000              --
   Additional paid-in capital                                        9,291,179       6,690,030
   Accumulated deficit                                             (11,103,368)     (7,129,534)
   Other stockholders' equity                                          (34,128)        (32,765)
                                                                  ------------    ------------
Total stockholders' (deficit) equity                                (1,644,001)        117,379
                                                                  ------------    ------------
Total liabilities and stockholders' (deficit) equity              $    951,274    $    805,847
                                                                  ============    ============

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                  NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                        DECEMBER 31,    DECEMBER 31,
                                                                           2004            2003
                                                                        ------------    ------------
                                                                        (Restated)
                                                                         (Note 5)
Net revenues                                                            $    244,423    $     74,844
                                                                        ------------    ------------

Operating costs and expenses:
   Cost of contract revenues                                                  42,000           2,196
   Consulting and professional services                                    1,367,954         115,456
   Salaries and related                                                    1,041,161       1,461,833
   General and administrative                                                520,726         226,353
   Depreciation and amortization                                               5,821           1,633
                                                                        ------------    ------------
                                                                           2,977,662       1,807,471
                                                                        ------------    ------------
Loss from operations                                                      (2,733,239)       (732,627)

Derivative loss                                                             (768,000)             --
Other income (expense), net                                                  (62,134)        (23,226)
                                                                        ------------    ------------
Net loss                                                                ($ 3,563,373)   ($ 1,755,853)
                                                                        ============    ============

Reconciliation of net loss to loss applicable to common stockholders:
   Net loss                                                             ($ 3,563,373)   ($ 1,755,853)
   Preferred stock dividends and accretion                                  (177,274)       (343,709)
                                                                        ------------    ------------
   Loss applicable to common stockholders                               ($ 3,740,647)   ($ 2,099,562)
                                                                        ============    ============

Loss per common share:
   Basic and diluted loss per common share                              ($      0.05)   ($      0.03)
                                                                        ------------    ------------
Weighted average common shares, basic and diluted                         80,123,404      60,162,995
                                                                        ============    ============

Comprehensive loss:
    Net loss, as reported                                               ($ 3,563,373)   ($ 1,755,853)
    Unrealized loss on available for sale securities
                                                                              (1,363)             --
                                                                        ------------    ------------
Comprehensive loss                                                      ($ 3,564,736)   ($ 1,755,853)
                                                                        ============    ============

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                         DECEMBER 31,   DECEMBER 31,
                                                                            2004           2003
                                                                        ----------------------------
                                                                         (Restated)
                                                                          (Note 5)
Net revenues                                                            $     94,423    $     10,750
                                                                        ------------    ------------

Operating costs and expenses:
   Cost of contract revenues                                                      --         (58,290)
   Consulting and professional services                                      455,749         (46,095)
   Salaries and related                                                      283,680          98,609
   General and administrative                                                268,664          29,091
   Depreciation and amortization                                               1,940             545
                                                                        ------------    ------------
                                                                           1,010,033          23,860
                                                                        ------------    ------------
Loss from operations                                                        (915,610)        (13,110)

Derivative loss                                                             (218,000)             --
Other income (expense), net                                                  (58,567)        (10,957)
                                                                        ------------    ------------
Net loss                                                                ($ 1,192,177)   ($    24,067)
                                                                        ============    ============

Reconciliation of net loss to loss applicable to common stockholders:
   Net loss                                                             ($ 1,192,177)   ($    24,067)
   Preferred stock dividends and accretion                                   (32,875)       (248,297)
                                                                        ------------    ------------
   Loss applicable to common stockholders                               ($ 1,225,052)   ($   272,364)
                                                                        ============    ============

Loss per common share:
   Basic and diluted loss per common share                              ($      0.01)   ($      0.00)
                                                                        ============    ============
Shares used in computing basic and diluted loss per
common share                                                              85,754,920      67,600,291
                                                                        ============    ============

Comprehensive loss:
   Net loss, as reported                                                ($ 1,192,177)   ($    24,067)
   Unrealized loss on available for sale securities                           (1,363)             --
                                                                        ------------    ------------
Comprehensive loss                                                      ($ 1,193,540)   ($    24,067)
                                                                        ============    ============

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
        UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            NINE MONTHS ENDED DECEMBER 31, 2004 (Restated) ( Note 5)

                                           Series A Preferred             Series B Preferred             Common Stock
                                     ------------   ------------   ------------   ------------   ------------  ------------
                                        Shares         Amount         Shares         Amount         Shares        Amount
                                     ------------   ------------   ------------   ------------   ------------  ------------
Balances at April 1, 2004                      24   $    278,530             31   $    240,286     70,832,255  $     70,832

Sales of common stock and warrants
  for cash, net of $150,000 of
  offering expenses and $950,000 of
  stock settlement liability                   --             --             --             --      9,167,284         9,167

Issuances of common stock to
  non-employees for services
                                               --             --             --             --      4,127,971         4,128

Issuances of common stock upon the
  exercise of warrants and stock
  options
                                               --             --             --             --      2,507,201         2,507

Issuances of common stock to
  employees for services and
  compensation                                 --             --             --             --             --     2,070,000

Issuances of warrants and options
  to non-employees for services
                                               --             --             --             --             --            --

Redemption of warrants                         --             --             --             --             --            --

Employee stock-based compensation
  applying variable plan option
  accounting
                                               --             --             --             --             --            --

Preferred stock dividends                      --             --             --             --             --            --

Marketable securities declared as a
  property dividend                            --             --

Periodic accretions of preferred
  stock carrying values to
  redemption values
                                               --             --             --        116,214             --            --

Conversion of preferred stock                 (20)      (221,883)           (30)      (345,000)     5,464,601         5,465

Unrealized loss on marketable
  securities                                   --             --             --             --             --            --

Net loss for the period                        --             --             --             --             --            --
                                     ------------   ------------   ------------   ------------   ------------  ------------
Balances at December 31, 2004                   4   $     56,647              1   $     11,500     94,169,312  $     94,169
                                     ============   ============   ============   ============   ============  ============
                                                     Common
                                       Paid-In      Stock to be    Accumulated       Other          Total
                                       Capital        Issued          Deficit        Equity         Equity
                                     ------------   ------------   ------------   ------------   ------------
Balances at April 1, 2004            $  6,690,030   $         --   ($ 7,129,535)  ($    32,765)  $    117,379

Sales of common stock and warrants
  for cash, net of $150,000 of
  offering expenses and $950,000 of
  stock settlement liability               92,516         40,000             --             --        141,683

Issuances of common stock to
  non-employees for services
                                        1,043,879             --             --             --      1,048,007

Issuances of common stock upon the
  exercise of warrants and stock
  options
                                          327,363             --             --             --        329,870

Issuances of common stock to
  employees for services and
  compensation
                                            2,070        123,659             --             --        125,729

Issuances of warrants and options
  to non-employees for services
                                          479,801             --             --             --        479,801

Redemption of warrants                    (76,744)            --             --             --        (76,744)

Employee stock-based compensation
  applying variable plan option
  accounting
                                           49,256             --             --             --         49,256

Preferred stock dividends                      --             --        (61,060)            --        (61,060)

Marketable securities declared as a
  property dividend                                                    (233,186)            --       (233,186)

Periodic accretions of preferred
  stock carrying values to
  redemption values
                                               --             --       (116,214)            --             --

Conversion of preferred stock             561,419             --             --             --             --

Unrealized loss on marketable
  securities                                   --             --             --         (1,363)        (1,363)

Net loss for the period                        --             --     (3,563,373)            --     (3,563,373)
                                     ------------   ------------   ------------   ------------   ------------
Balances at December 31, 2004        $  9,291,179   $     40,000   ($11,103,368)  ($    34,128)  ($ 1,644,001)
                                     ============   ============   ============   ============   ============

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                                                                December 31,  December 31,
                                                                                   2004          2003
                                                                                -----------   -----------
                                                                                (Restated)
                                                                                 (Note 5)
OPERATING ACTIVITIES
Net loss                                                                        ($3,563,373)  ($1,755,853)
Adjustments to reconcile net loss to net cash flows from operating activities:
     Common stock issued for services                                             1,048,007       250,918
     Warrants and options  issued to non-employees for services                     479,801            --
     Common stock issued to employees for  compensation                             125,729            --
     Amortization of deferred revenue                                               (93,698)           --
     Employee stock-based compensation expense related to options                    49,256     1,316,060
     Depreciation                                                                     5,821         3,829
     Write down of investments and marketable securities                             36,814
     Derivative loss                                                                768,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                             --        (3,063)
         Prepaid expenses and other current assets                                  129,379        26,625
         Other assets                                                                34,616      (228,315)
         Accounts payable and accrued expenses                                     (155,024)       15,020
         Accrued compensation                                                      (107,923)      (85,823)
                                                                                -----------   -----------
Net cash flows from operating activities                                         (1,242,595)     (460,602)
                                                                                -----------   -----------

INVESTING ACTIVITIES
Purchases of equipment                                                              (18,136)           --
                                                                                -----------   -----------
Net cash flows from investing activities                                            (18,136)           --
                                                                                -----------   -----------

FINANCING ACTIVITIES
Proceeds from sales of common stock, preferred stock and warrants                   141,683       484,600
Proceeds from stock settlement liability                                            950,000
Proceeds from the exercise of employee stock options                                329,870            --
Payment for the redemption of warrants                                              (76,744)           --
Payments for preferred stock dividends                                              (61,060)      (12,041)
(Payments) on receipt from notes payable                                            (12,280)      140,217
Financing costs                                                                          --      (113,339)
Payments to acquire treasury stock                                                       --        (2,215)
                                                                                -----------   -----------
Net cash flows from financing activities                                          1,271,469       497,222
                                                                                -----------   -----------

Net increase in cash                                                                 10,738        36,620
Cash at beginning of year                                                           622,797         8,084
                                                                                -----------   -----------
Cash at end of year                                                             $   633,535   $    44,704
                                                                                ===========   ===========

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (CONTINUED)

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Cash paid for interest                                     $         1,914   $         2,239
                                                                ===============   ===============

     Cash paid for income taxes                                 $            --   $            --
                                                                ===============   ===============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Marketable securities declared as a property dividend           $       233,186   $            --
                                                                ===============   ===============
Securities received as payment of revenues (deferral)           $       300,000                --
                                                                ===============   ===============

Unrealized loss on marketable securities                        ($        1,363)               --
                                                                ===============   ===============

Issuance of common stock (at market value) in settlement of
     accrued compensation liability                             $            --   $        85,823
                                                                ===============   ===============

Increase in value of investment declared as property dividend   $        24,547   $            --
                                                                ===============   ===============

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

      Certain accounting policies:

      Revenue recognition:

      Revenues under contracts with the United States Department of Defense are recorded when earned. The Company's derived $150,725 of revenues during the nine-month period ended December 31, 2004 under contracts with the United States Department of Defense and related agencies. Revenues from the Senticore Technology Distribution Agreement represent both annual minimum fees, paid in advance, and royalty income. The Company received fees of $300,000 during the quarterly period ended December 31, 2004, which fees have been deferred and amortized over the period of benefit of one year. Revenues include $93,698 of revenues that were earned under this contract during the quarterly period ended December 31, 2004.

      Marketable securities:

      The Company's investments consist of marketable equity securities classified as available for sale and recorded at fair value. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.

      Assets restricted for dividend payments:

      Assets restricted for dividend payments consist of marketable securities valued at $122,733 at December 31, 2004 and 1,500,000 shares of The Justice Fund valued at $135,000 December 31, 2004.

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

      Derivative financial instruments:

      The Company accounts for derivative financial instruments indexed to and potentially settled in its own stock in accordance with Emerging Issues Task Force 00-19, which provides that if the number of shares deliverable in a transaction be indeterminable, that said shares be presented as a liability in the balance sheet. Further, the liability is to be measured at fair value until such time as the obligation is settled. The shares issued in connection with the Nutmeg Subscription Agreement discussed in
      Note 3 to the financial statements are derivative transactions and as such have been presented in the accompanying balance sheet as liabilities. The difference in the fair value of this liability at each financial reporting date is charged to operations.

      Recent accounting pronouncements:

      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statements on Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29. APB Opinion No. 29, "Accounting For Non-monetary Transactions," provides that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception of non-monetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of Statement No. 153 is not expected to have any impact on the Company's current financial condition or results of operations.

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

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.    LIQUIDITY AND MANAGEMENT'S PLANS:

      The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of ($3,563,373) and used cash of ($1,242,595) in conducting its operations during the nine-month period ended December 31, 2004. These recurring negative trends raise substantial doubt about the Company's ability to continue as a going concern.

      While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $633,535, coupled with (i) a potential outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 3) will be sufficient to fund operating deficits for a period of approximately twelve months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve months:

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

      e. The Company's working capital deficiency of ($1,503,694) includes a stock settlement liability of $1,718,000 that can be settled with registered equity securities upon the effectiveness of a related registration statement. However, obtaining an effective registration statement is presumed not to be within the management's control. In the event that an effective registration related to these instruments can not be obtained, management believes that it can renegotiate the terms of the underlying instruments to provide for fulfillment with equity securities of the Company. There can be no assurances, though, that management would be successful in such negotiations.

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

3.    STOCKHOLDERS' EQUITY:

      Issuances of common stock:

      During the nine month period ended December 31, 2004, the Company issued shares of common stock, as follows: 9,167,284 shares for cash proceeds of $1,091,683 (which is inclusive of $950,000 recognized as a stock settlement liability, $40,000 common stock to be issued and net of $150,000 in expenses) and 2,507,201 shares for the exercise of employee stock options and non-employee warrant for cash proceeds of $329,870.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

3.    STOCKHOLDERS' EQUITY (continued):

      Issuances of common stock: (continued):

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

            Total compensation expense of 2,070,000 shares of
              common stock on the date of award                       $ 329,600

            Less: recognition of compensation expense, as vested       (125,729)
                                                                      ---------

            Deferred compensation at December 31, 2004                $ 203,871
                                                                      =========

      During the nine month period ended December 31, 2004, the Company issued 5,464,601 shares of common stock upon the conversion of a portion of its outstanding Series A Preferred Stock and Series B Preferred Stock, as follows:

            Common shares issued upon conversion of Series A
            Preferred Stock                                            2,295,261

            Common shares issued upon conversion of Series B
            Preferred Stock                                            3,169,340
                                                                       ---------

            Total common shares issued                                 5,464,601
                                                                       =========

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

3.    STOCKHOLDERS' EQUITY (continued):

      Issuances of non-employee options and warrants:

      During the nine months ended December 31, 2004, the Company issued stock options and warrants to non-employees to acquire 7,086,134 shares of common stock for financing activities, consulting and other services, as follows: 3,786,134 warrants in connection with the Nutmeg Subscription Agreement (see below); 1,000,000 warrants in connection with future services under the Baltic Ventures Agreement (see Note 4, below); 3,300,000 to advisers for services. Warrants were valued at fair value using the Black Scholes Valuation Model. Such model resulted in an aggregate valuation of $785,000, of which $554,640 related to future services and is being amortized over the contractual performance period. Expense charges for the nine months ended December 31, 2004 is included in the caption Consulting and Professional Services in the accompanying statement of operations, as follows:

            Charges to expense immediately                              $230,360
            Amortization of vested warrants                              249,441
                                                                        --------
                                                                        $479,801
                                                                        ========

      The value of unamortized warrants at December 31, 2004 was $305,199.

      The Black Scholes Valuation Model requires the use of subjective estimates. Management estimated the future volatility and the risk free rate of return for issuances during the nine months ended December 31, 2004 at 360% and 3.0%, respectively.

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

      On March 24, 2004, the Company executed a Securities Purchase Agreement with Spartan Securities Group, Ltd. whereby the Company purchased 232,528 Warrants previously issued to Spartan as compensation on the sale of the Company's 9% Series A Preferred Stock issue. The Company completed this transaction with the payment of an aggregate $76,744 to Spartan in April, 2004 ($50,000) and May, 2004 ($26,744). The payment was treated as a charge to paid-in-capital during the three months ended June 30, 2004.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

3.    STOCKHOLDERS' EQUITY (continued):

      Issuances of employee stock options:

      During the nine months ended December 31, 2004, the Company granted stock options to acquire 1,975,000 shares of common stock to employees under the Company's 2004 Incentive Stock Plan. The employees exercised 1,939,000 of the options prior to December 31, 2004. These options are exercisable for a period of one year at 90% of the lowest trading price on the date of exercise. As a result of this provision, these options while outstanding, and any further options issued under this particular Plan (up to the 5,000,000 shares authorized), will be accounted for using "variable plan" accounting. Under variable plan accounting, as applied to these options, the initial intrinsic value, plus future increases in the intrinsic value of the options is recorded as compensation expense periodically, until such options are exercised. During the nine months ended December 31, 2004, the Company recorded $49,256 as "variable plan" compensation expense.

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

      Pro forma Stock-Based Compensation Information:

      The following table reflects supplemental financial information related to stock-based employee compensation for the nine months ended December 31, 2004 and 2003, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and
      Disclosure:

                                                                                          Nine Months Ended
                                                                                            December 31,
                                                                              ----------------------------------------
                                                                                      2004                  2003
                                                                              ------------------    ------------------
              Loss applicable to common stockholders, as reported             $       (3,740,647)   $       (2,099,562)
                                                                              ==================    ==================
              Employee stock based compensation, as reported                  $         (174,985)   $       (1,358,260)

                                                                              ==================    ==================
              Employee stock-based compensation under fair value method       $         (964,256)   $       (1,382,260)
                                                                              ==================    ==================
              Pro-forma loss applicable to common stockholders under
                  fair value method                                           $       (4,529,918)   $       (2,123,562)
                                                                              ==================    ==================

              Loss applicable to common stockholders per share, as reported   $            (0.05)   $            (0.03)
                                                                              ==================    ==================
              Pro-forma loss applicable to common stockholders per share
                under fair value method                                       $            (0.06)   $            (0.04)
                                                                              ==================    ==================

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

3.    STOCKHOLDERS' EQUITY (continued):

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

      The Company filed the Registration Statement on July 23, 2004 and an Amended Registration Statement on November 4, 2004. The Subscription Agreement imposes a penalty of 1% of the amount invested by Nutmeg if the Registration Statement is not declared effective within 120 days of the initial filing and an additional penalty of 1% for each additional 30 day period that the Registration Statement is not declared effective. The Registration Statement has not been declared effective as of the date of this filing. Through September 1, 2005, the Company has accrued a penalty of $99,000 related to the registration statement not being declared effective.

      There can be no assurances that the Registration Statement will be declared effective by the Securities and Exchange Commission. There are no other funding commitments as of this date.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

3.    STOCKHOLDERS' EQUITY (continued):

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

      The following table reflects the details of these original allocations:

                                                                          Allocation
                                                                 ------------------------
                                                                  Preferred
                                                                   Stock        Warrants     Proceeds
                                                                 ----------    ----------   ----------
            Series A Preferred Stock:
                 Initial allocation                              $  197,525    $  150,975   $  348,500
                                                                               ==========   ==========
                 Beneficial conversion feature included in
                      additional paid-in capital                   (145,997)
                                                                 ----------
                 Initial carrying value of the preferred stock   $   51,528
                                                                 ==========

            Series B Preferred Stock:
                 Initial allocation                              $  133,853    $  176,147   $  310,000
                                                                               ==========   ==========
                 Beneficial conversion feature included in
                      additional paid-in capital                   (133,853)
                                                                 ----------
                 Initial carrying value of the preferred stock   $       --
                                                                 ==========

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

3.    STOCKHOLDERS' EQUITY (continued):

      Preferred stock (continued):

      Following the initial allocations, the preferred stock was accreted over the period up to the earliest redemption date (180 days) to its redemption amount through periodic charges to accumulated earnings $116,214 during the nine month period ended December 31, 2004). Such accretions, along with preferred stock dividends are treated as increases to loss per common share attributable to common stockholders.

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

4.    COMMITMENTS AND CONTINGENCIES (continued):

      Litigation (continued):

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

      The Justice Fund/Senticore Agreement:

      On September 9, 2004, the Company entered into a Distribution Agreement (the "Agreement") with Senticore, Inc. and The Justice Fund (the "Counterparties") that provides the Counterparties exclusive distribution rights to the Company's proprietary Internet monitoring technologies on the continents of Asia and South America. The Agreement provided for an initial annual fee to the Company of $300,000. The contract contains three one-year renewal options, at the discretion of the counter parties, with a maximum revenue potential of $2.25 million. This contract provides Adzone with marketing and additional services for distribution of the Company's products internationally. It also provides access to additional legal services supporting the Company's anti-piracy efforts.

      On October 13, 2004, the Agreement was amended to provide for collection of the initial fee in the form of equity securities of the Counterparties (See Note 2). During the three months ended December 31, 2004, the Company's board of directors declared a property dividend of 90% of the equity securities received from the counter parties. The dividend amounted to $233,186. At December 31, 2004 assets restricted for dividend payment and accrued dividends payable related to the property dividend declared was $257,733.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

5.    RESTATEMENTS

      The accompanying quarterly financial statements have been restated to reflect adjustments related to (i) the recognition of a derivative financial instrument indexed to and potentially settled in the Company's own stock as a liability (versus common equity) and a charge or credit to earnings for the change in the fair value of that liability; (ii) the accrual of property dividends declared as a liability, a related charge to accumulated deficit and the classification of investments restricted for the payment of such dividends as a restricted asset; (iii) the reclassification of deferred stock based compensation from an asset (prepaid expenses) to a reduction in stockholders' equity and (iv) the effects on opening stockholders' equity related to restatements to the March 31, 2004 balances as discussed in Note C to the March 31,2004 Form 10-KSB/A Amendment No. 2 dated July 13, 2005. The following tabular presentation reflects the effects of the adjustments on amounts reported during the nine months ended December 31, 2004:

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                             Condensed Balance Sheet
                                December 31, 2004
                             -----------------------

                                           As Originally
                                             Reported                      Adjustments          As Restated
                                        ------------------             -----------------     -----------------
ASSETS

Current assets:
    Cash                                  $       633,535              $             --      $        633,535
    Marketable securities                         136,370      (2)             (107,733)               28,637
    Assets restricted for dividend
       payment                                         --      (2)              257,733               257,733
    Prepaid consulting fees and
       other expenses                             310,092      (3)             (305,199)                4,893
                                          ----------------             -----------------     -----------------
Total current assets                            1,079,997                      (155,199)              924,798

Property and equipment, net                        22,738                            --                22,738
Investments                                       150,000      (2)             (150,000)                    -
Other assets                                        3,739      (5)                   --                 3,738
                                          ----------------             -----------------     -----------------
Total assets                              $     1,256,473              ($       305,199)     $        951,274
                                          ================             =================     =================

LIABILITIES AND STOCKHOLDERS (DEFICIENCY) EQUITY

Current liabilities:
    Accounts payable                      $       142,948      (5)     $             --      $        142,947
    Accrued compensation                           53,003                            --                53,003
    Accrued dividend payable                           --      (2)              257,733               257,733
    Deferred notes payable                        206,302                            --               206,302
    Current notes payable                          50,507                            --                50,507
    Stock settlement liability                         --      (1)            1,718,000             1,718,000
                                          ----------------             -----------------     -----------------
Total current liabilities                         452,759                      1,975,733            2,428,492

Notes payable                                     166,783                            --               166,783

Stockholders' (deficit) equity:
    Preferred stock                                68,147                            --                68,147
    Common stock                                   94,169                            --                94,169
    Common stock to be issued                      40,000                            --                40,000
    Additional paid-in capital                  9,873,662    (1,3,4)           (582,483)            9,291,179
    Accumulated deficit                        (9,188,780)   (2,4,5)         (1,914,587)          (11,103,368)
    Other stockholders' equity                    (46,395)     (2)               12,267               (34,128)
    Deferred employee stock-based
       compensation                              (203,871)     (4)              203,871                     -
                                          ----------------             -----------------     -----------------
Total stockholders' (deficit) equity              636,930                    (2,280,932)           (1,644,001)
                                          ---------------              -----------------     -----------------
Total liabilities and stockholders'
    (deficit) equity                      $     1,256,473              ($       305,199)     $        951,274
                                          ================             =================     =================

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                        Condensed Statement of Operations
                       Nine Months Ended December 31, 2004

                                           As Originally
                                             Reported                      Adjustments          As Restated
                                        ------------------             -----------------     -----------------
Net revenues                            $         244,423              $             --      $        244,423
                                        --------------------           -----------------     -----------------

Operating costs and expenses:
    Cost of contract revenues                      42,000                            --                42,000
    Consulting and professional
       services                                 1,367,954                            --             1,367,954
    Salaries and related                        1,041,161                            --             1,041,161
    General and administrative                    520,727      (5)                                    520,726
    Depreciation and amortization                   5,821                            --                 5,821
                                        ------------------             -----------------     -----------------
                                                2,977,663      (5)                   --             2,977,662
                                        ------------------             -----------------     -----------------
Loss from operations                           (2,733,240)     (5)                   --            (2,733,239)

Derivative loss                                        --      (1)             (768,000)             (768,000)
Other income (expense), net                       (25,320)     (2)              (36,814)              (62,134)
                                        ------------------             -----------------     -----------------
Net loss                                ($      2,758,560)             ($       804,814)     ($     3,563,373)
                                        ==================             =================     =================

Reconciliation of net loss to common stockholders:
      Net loss                          ($      2,758,559)             ($       804,814)     ($     3,563,373)
      Preferred stock dividends
        and accretions                           (158,491)     (2)              (18,783)             (177,274)
                                        ------------------             -----------------     -----------------
      Loss applicable to common
       stockholders                     ($      2,917,050)             ($       823,597)     ($     3,740,647)
                                        ==================             =================     =================

Loss per common share:
    Basic and diluted loss per
       common share                     ($           0.04)     (5)     $             --      ($          0.05)
                                        ==================             =================     =================
Weighted average common
    shares, basic and diluted                  80,123,404                            --            80,123,404
                                        ==================             =================     =================

Comprehensive loss:
    Net loss as reported                ($      2,758,559)             ($       804,814)     ($     3,563,373)
    Unrealized loss on available
       for sale securities                        (13,630)     (2)               12,267                (1,363)
                                        ------------------             -----------------     -----------------

    Comprehensive loss                  ($      2,772,189)             ($       792,547)     ($     3,564,736)
                                        ==================             =================     =================

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                        Condensed Statement of Operations
                      Three Months Ended December 31, 2004

                                           As Originally
                                             Reported                      Adjustments          As Restated
                                        ------------------             -----------------     -----------------
Net revenues                            $          94,423              $             --      $         94,423
                                        --------------------           -----------------     -----------------

Operating costs and expenses:
    Cost of contract revenues                          --                            --                     -
    Consulting and professional
       services                                   455,749                            --               455,749
    Salaries and related                          283,680                            --               283,680
    General and administrative                    268,665      (5)                                    268,664
    Depreciation and amortization                   1,940                            --                 1,940
                                        ------------------             -----------------     -----------------
                                                1,010,034      (5)                   --             1,010,033
                                        ------------------             -----------------     -----------------
Loss from operations                             (915,611)     (5)                   --              (915,610)

Derivative loss                                        --      (1)             (218,000)             (218,000)
Other income (expense), net                       (21,753)     (2)              (36,814)              (58,567)
                                        ------------------             -----------------     -----------------
Net loss                                ($        937,363)             ($       254,814)     ($     1,192,177)
                                        ==================             =================     =================

Reconciliation of net loss to loss applicable to common stockholders:

      Net loss                          ($        937,363)             ($       254,814)     ($     1,192,177)
      Preferred stock dividends
        and accretions                            (14,092)     (2)              (18,783)              (32,875)
                                        ------------------             -----------------     -----------------
      Loss applicable to common
       stockholders                     ($        951,455)             ($       273,597)     ($     1,225,052)
                                        ==================               ===============     =================

Loss per common share:
    Basic and diluted loss per
       common share                     ($           0.01)             $             --      ($          0.01)
                                        ==================             =================     =================
Weighted average common
    shares, basic and diluted                  85,754,920                            --            85,754,920
                                        ==================             =================     =================
Comprehensive loss:
    Net loss, as reported               ($        937,363)             ($       254,814)     ($     1,192,177)
    Unrealized loss on available
       for sale securities                        (13,630)                       12,267                (1,363)
                                        ------------------             -----------------     -----------------
    Comprehensive loss                  ($        950,993)             ($       242,547)     ($     1,193,540)
                                        ==================              ================     =================

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

5.    RESTATEMENTS (continued):

      (1) In connection with the Nutmeg Subscription Agreement, a commitment was made to issue stock valued at $1,100,000 at such time as a registration statement is filed. The ultimate number of common shares to be issued is not readily determinable at this time. In accordance with EITF 00-19 "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", if the value of the ultimate settlement of the liability is undeterminable, the proceeds should be recorded as a stock settlement liability until such time as the transaction is ultimately settled. The initial stock settlement liability should be measured at fair value, with changes in fair value reported in earnings and disclosed in the financial statements as long as the contracts remain classified as a liability. This adjustment has been recorded in the accompanying condensed financial statements.

      (2) During the three months ended December 31, 2004, the Company's board of directors declared a property dividend of certain investments. The adjustment to record the accrued dividends payable, the related charge to accumulated deficit, the classification of investments restricted for payment of such dividends as a restricted asset and the related charge to operations and other comprehensive income for the decline in market value of such investments (equity securities) has been recorded in the accompanying condensed financial statements.

      (3) During the nine months ended December 31, 2004, the Company issued certain stock options and warrants to non-employees for past and future services (See Note 3). Those issuances related to future services will be amortized over the contractual performance period as a charge to operations and credit to stockholders' equity. These amounts had previously been recorded as an asset (prepaid expenses) in the balance sheet. The adjustment to reclassify such deferred amounts to a reduction in stockholders' equity has been recorded in the accompanying condensed financial statements.

      (4) Certain restatements of errors were made to the Company's March 31, 2004 financial statements as originally filed, and a Form 10-KSB/A Amendment No. 2 dated July 13, 2005 was reissued. The effects on opening stockholders' equity related to these restatements has been recorded in the accompanying condensed financial statements.

      (5) Difference in as originally reported and as restated due to rounding.

PART 1.  CONDENSED FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS
Nine Months Ended DECEMBER 31, 2003 and DECEMBER 31, 2004

Revenues: Revenues for the nine months ended December 31, 2004 amounted to $244,423, compared to $74,844 for the nine months ended December 31, 2003. Current period revenues are derived from (i) a $150,725 firm, fixed-price contract (including a $50,000 option that was exercised) with the U.S.
Department of Defense for use of our fully automated NetGet (C) Internet decryption service and (ii) $93,698 from the Senticor Technology Distribution Agreement. The Company has recorded revenue on the firm-fixed price contract on a straight-line basis, as earned, based upon the contract performance period of six months. The straight-line basis was considered appropriate for this contract because our deliverables, consisting solely of computer-generated activity reports, are delivered to the customer on a daily basis over the six month period contracted. (While the Company expects future revenue producing government contracts, no additional contracts have been executed at this date.) The Company recognized revenue from annual fees on the Senticor Technology Distribution Agreement ratably over the period of benefit. Deferred revenue on this agreement, which will be recorded as earned in future periods, amounts to $206,302.

Cost of contract revenue: Cost of revenue for the nine months ended December 31, 2004 was $42,000 compared to $2,196 for the nine months ended December 31, 2003. This trend reflects the nearly fully automated process of the Company's Net Get
(C) Decryption Process. NetGet (C) was deployed for the current Department of Defense Contract. This technology was developed to be a fully automated, Internet-based technology that monitors customer-provided web-pages, or URL's, for terrorist or criminal activities. The Department of Defense provided the Company with the URL's for this contract which are monitored and reported to the customer. Therefore, direct costs associated with this contract are minimal. Future contracts, if any, will be contracted to the customers' specific requirements and may require production, development, other services or enhanced scope. As a result, any future contracts may require additional direct resources and cost, which will be recorded as the revenues are earned.

Consulting and professional services: Consulting and professional services for the nine months ended December 31, 2004 amounted to $1,367,954, compared to $115,456 for the nine months ended December 31, 2003. The increase was attributable to the engagement of firms to raise capital, assist in contract negotiation and acquisition and assist in seeking strategic merger/acquisition candidates. During the nine months ended December 31, 2004, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see Note 3 to the Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company's consultants on an extended basis.

Salaries and related: Salaries and related for the nine months ended December 31, 2004 amounted to $1,041,161 compared to $1,461,833 for the nine months ended December 31, 2003. During 2003, cost of revenue also included $297,000 of salaries and wages. Salaries and related includes stock-based compensation of $174,985 and $1,183,133 during the nine months ended December 31, 2004 and 2003, respectively.

General and administrative expenses: General and administrative expenses amounted to $520,726 for the nine months ended December 31, 2004, compared to $226,353 for the nine months ended December 31, 2003. The increase is largely attributable to higher travel expenses necessary to access governmental customers. As the Company's commercial applications come on line, general and administrative expenses will increase.

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

Derivative loss: Derivative loss amounted to ($768,000) for the nine months ended December 31, 2004, compared to $0 for the nine months ended December 31, 2003. For the nine month period ended December 31, 2004, such balance relates to adjustments for the change in fair value of the stock settlement liability.

Other income (expense): Other income (expense) amounted to ($62,134) for the nine months ended December 31, 2004, compared to ($23,226) for the nine months ended December 31, 2003. For the nine month period ended December 31, 2004, such balance relates to penalties incurred related to the Nutmeg subscription agreement (See Note 3) and interest expense on note payable, offset by a small balance of interest income, where in the prior year the balance also included other miscellaneous expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(3,563,373) and used cash of ($1,242,595) in conducting its operations during the nine-month period ended December 31, 2004. These recurring negative trends raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2005 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $633,535, coupled with (i) a potential outstanding commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 3) will be sufficient to fund operating deficits for a period of approximately twelve months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve months:

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

      e. The Company's working capital deficiency of ($1,503,694) includes a stock settlement liability of $1,718,000 that can be settled with registered equity securities upon the effectiveness of a related registration statement. However, obtaining an effective registration statement is presumed not to be within management's control. In the event that an effective registration statement related to these instruments can not be obtained, management believes that it can renegotiate the terms of the underlying instruments to provide for fulfillment with equity securities of the Company. There can be no assurances, though, that management would be successful in such negotiations.

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

LIQUIDITY

December 31, 2004 compared to March 31, 2004

The Company has a working capital deficit of ($1,503,694) as of December 31, 2004 compared to $235,384 as of March 31, 2004. Working capital is net of $206,302 of deferred revenue which will not require cash to liquidate. Net cash and working capital of $1,271,469 was generated from financing activities during the nine months ended December 31, 2004, consisting of proceeds from the Nutmeg Subscription Agreement, proceeds from the exercise of employee stock options and the sale of common stock to third parties. The working capital generated from these financing activities was diminished by ($1,242,595) and ($18,136) from operating and investing activities respectively. Operating activities during the nine months ended December 31, 2004 reflected significant continuing operating losses. In addition, cash proceeds from the financing activities were used to reduce accounts payable and accrued liabilities by $262,947. Investing expenditures related solely to upgrades in the Company's computer network.

As more fully described in Note 3 to the Condensed Financial Statements, the Company has received a potential commitment from the Nutmeg Group for funding of a final Traunch of $750,000, less applicable expenses (expenses were 15% of total proceeds on the first two traunches), upon the effectiveness of the Registration Statement filed on July 23, 2004, and an Amended Registration Statement on November 4, 2004. There can be no assurances that the Registration Statement will be declared effective by the Securities and Exchange Commission. There are no other funding commitments as of this date.

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

PART II.  OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent AdZone securities sold by it for the period starting from October 1, 2004 to December 31, 2004 that were not registered under the Securities Act of 1933, as amended, all of which were issued by AdZone pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

On October 4, 2004, we issued 50,000 shares of common stock to Paul B. Sigfusson for a purchase price of $0.22 per share.

On October 4, 2004, we issued 300,000 shares of common stock to Paul B. Sigfusson & Becky B. Sigfusson-Joint Tenants for a purchase price of 0.22 per share.

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

ADZONE RESEARCH, INC.

/s/ Charles Cardona      Chief Executive Officer,             September 14, 2005
----------------------   Principal Accounting Officer
Charles Cardona          and Director

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