Form 10QSB
period 2005-09-30
ADZONE RESEARCH INC
filed 2005-11-18
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes[X] No[_], and (2) has been subject to such filing requirements for the past 90 days Yes[X] No [_].

Indicate by check whether the registrant is a shell company (as defined in rule 12b of the Exchange Act) yes (_) no (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date:122,075,993 common shares, $.001 par value, as of November 10, 2005.

Transitional small business disclosure format (check one): Yes [_] No [X]

                              ADZONE RESEARCH, INC.
               FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2005

                                      INDEX

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2005
              AND MARCH 31, 2005                                               3
         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE
         SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004              4-5
         UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005                      6
         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE
         SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004                        7-8
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                     9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                 20
ITEM 3.  CONTROLS AND PROCEDURES                                              25

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    27
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          28
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      29
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  30
ITEM 5.  OTHER INFORMATION                                                    31
ITEM 6.  EXHIBITS                                                             32

SIGNATURES                                                                    33

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                      SEPTEMBER 30, 2005 AND MARCH 31, 2005

                                                    September 30,    March 31,
                                                       2005            2005
                                                   (unaudited)       (audited)
                                                   ------------    ------------

ASSETS
Current assets:
   Cash                                            $    216,052    $    431,790
   Accounts  receivable                                   1,648           8,755
   Assets restricted for dividend payments              135,000         202,503
   Prepaid expenses and other                            52,016          59,501
   Loan receivable                                       20,000              --
                                                   ------------    ------------
Total current assets                                    424,716         702,549

Property and equipment, net                              37,565          25,200
Other assets                                              1,991             176
                                                   ------------    ------------
Total assets                                       $    464,272    $    727,925
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                $     36,349    $     46,049
   Accrued compensation                                 320,513          98,244
   Accrued expenses                                     128,540         367,305
   Accrued dividend payable                             135,000         202,503
   Deferred revenue                                          --         132,329
   Current note payable                                      --          50,000
   Current maturities of long-term debt                 370,093              --
   Stock settlement liability                         2,610,000       1,418,000
                                                   ------------    ------------
Total current liabilities                             3,600,495       2,314,430
                                                   ------------    ------------

Long-term debt, less current maturities                      --         291,783
                                                   ------------    ------------

Commitments and contingencies (Note 6)                       --              --

Stockholders' deficit:
   Preferred stock                                       43,469          43,469
   Common stock                                         112,864          98,144
   Common stock to be issued                             20,000              --
   Additional paid-in capital                        12,149,221       9,751,311
   Accumulated deficit                              (15,415,376)    (11,730,947)
   Other stockholders' equity                           (46,401)        (40,265)
                                                   ------------    ------------
Total stockholders' deficit                          (3,136,223)     (1,878,288)
                                                   ------------    ------------
Total liabilities and stockholders' deficit        $    464,272    $    727,925
                                                   ============    ============

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                 September 30,    September 30,
                                                     2005              2004
                                                  (unaudited)      (unaudited)
                                                 -------------    -------------

Net contract revenues                            $     139,703    $     150,000
                                                 -------------    -------------

Operating costs and expenses:
   Cost of contract revenues                                --           42,000
   Consulting and professional services                733,938          912,205
   Salaries and related costs                        1,067,478          757,481
   General and administrative                          415,984          252,062
   Depreciation and amortization                         7,320            3,881
                                                 -------------    -------------
                                                     2,224,720        1,967,629
                                                 -------------    -------------
Loss from operations                                (2,085,017)      (1,817,629)

Other income (expense)
         Interest income (expense)                    (174,780)          (3,567)
         Extinguishment losses                        (230,858)              --
         Derivative loss                            (1,192,000)        (550,000)
                                                 -------------    -------------
Net loss                                         $  (3,682,755)   $  (2,371,196)
                                                 -------------    -------------

Reconciliation of net loss to loss applicable
   to common stockholders:
   Net loss                                      $  (3,682,755)   $  (2,371,196)
   Preferred stock dividends and accretion:
         Preferred stock accretion                          --         (116,214)
         Preferred stock dividends paid                 (1,674)         (50,340)
                                                 -------------    -------------
    Loss applicable to common stockholders       $  (3,684,429)   $  (2,537,750)
                                                 =============    =============

Loss per common share;
      Basic and diluted loss per common share    $       (0.04)   $       (0.03)
                                                 =============    =============

Shares used in computing basic and diluted
       loss per common share                       102,941,956       76,836,416
                                                 =============    =============

See accompanying notes

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                 September 30,    September 30,
                                                     2005              2004
                                                  (unaudited)      (unaudited)
                                                 -------------    -------------

Net contract revenues                            $      64,607    $     100,000
                                                 -------------    -------------

Operating costs and expenses:
     Cost of contract revenues                              --           32,000
   Consulting and professional services                355,592          346,834
   Salaries and related costs                          555,887          345,440
   General and administrative                          157,499          173,143
   Depreciation and amortization                         4,285            1,941
                                                 -------------    -------------
                                                     1,073,263          899,358
                                                 -------------    -------------
Loss from operations                                (1,008,656)        (799,358)

Other income (expense)
         Interest income (expense)                    (175,329)          (1,787)
         Derivative loss                              (490,000)        (370,000)
                                                 -------------    -------------
Net loss                                         $  (1,673,985)   $  (1,171,145)
                                                 =============    =============

Reconciliation of net loss to loss applicable
   to common stockholders:
   Net loss                                      $  (1,673,985)   $  (1,171,145)
   Preferred stock dividends and accretion:
         Preferred stock accretion                          --
         Preferred stock dividends paid                   (837)         (37,905)
                                                 -------------    -------------
   Loss applicable to common stockholders        $  (1,674,822)   $  (1,209,050)
                                                 =============    =============

Loss per common share:
   Basic and diluted loss per common share       $       (0.02)   $       (0.02)
                                                 =============    =============
Shares used in computing basic and diluted
   loss per common share                           105,636,352       80,970,752
                                                 =============    =============

See accompanying notes.

                              ADZONE RESEARCH, INC.
             UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                       SIX MONTHS ENDED SEPTEMBER 30, 2005

                               Preferred Stock        Common Stock
                             ------------------ -------------------------     Paid-in     Accumulated
                             Shares    Amount       Shares      Amount        Capital       Deficit       Other         Total
                             ------- ---------- ------------- ----------- ------------- --------------- ----------- --------------
Balances, March 31, 2005       3.12   $ 43,469    98,144,253    $ 98,144   $ 9,751,311   $ (11,730,947)  $ (40,265)   $ (1,878,288)

Issuance of common stock
  for:
     Cash                                          2,714,286       2,714       152,286                      20,000         175,000
     Employee compensation                         4,465,000       4,465       544,768                                     549,233
     Exercise of employee
       stock options                               2,046,000       2,046       127,592                                    129,638
     Cashless exercise of
       warrants                                    1,300,162       1,300       (1,300)                                          --
     Professional services
       (including $16,650
       related to
       capital improvements)                       3,645,014       3,645       401,473                                     405,118
Issuance of options for
  employee compensation                                                         68,500                                      68,500
Debt extinguishment                                  550,000         550        65,450                                      66,000
Preferred stock
  dividends paid                                                                                (1,674)                     (1,674)
Issuance of warrants
  for services                                                                 469,426                                     469,426
Warrants issued, and
  beneficial conversion
  feature associated
  with debentures                                                              354,857                                     354,857
Warrants issued in
  connection  with
  debt extinguishment                                                          214,858                                     214,858
Unrealized loss on
  marketable securities                                                                                     (6,136)         (6,136)
Net loss                                                                                    (3,682,755)                 (3,682,755)
                             ------- ---------- ------------- ----------- ------------- --------------- ----------- --------------
Balances, September 30, 2005   3.12   $ 43,469   112,864,715   $ 112,864   $12,149,221   $ (15,415,376)   $(26,401)   $ (3,136,223)
                             ======= ========== ============= =========== ============= =============== =========== ==============

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                       September 30,  September 30,
                                                           2005          2004
                                                       (unaudited)    (unaudited)
                                                       -----------    -----------
OPERATING ACTIVITIES
Net loss                                               $(3,682,755)   $(2,371,196)
Adjustments to reconcile net loss to net cash flows
   from operating activities:
     Depreciation expense                                    7,320          3,881
     Derivative loss                                     1,192,000        550,000
     Extinguishment losses                                 230,858             --
     Stock based compensation;
            Professional services                          857,894        964,289
            Salaries, wages and bonuses                    617,733         83,265
     Amortization of debt discount                         168,167             --
     Deferred revenue                                     (132,329)            --
     Changes in operating assets and liabilities:
         Accounts receivable                                 7,107       (157,378)
         Prepaid expenses and other current assets           1,349        106,637
         Other assets                                           --         25,110
         Accounts payable and accrued expenses             (26,196)      (297,854)
                                                       -----------    -----------
Net cash flows from operating activities                  (758,852)    (1,093,246)
                                                       -----------    -----------

INVESTING ACTIVITIES
Purchases of equipment                                      (3,035)       (13,351)
Issuance of loan receivable                                (20,000)            --
                                                       -----------    -----------
Net cash flows from investing activities                   (23,035)       (13,351)
                                                       -----------    -----------

FINANCING ACTIVITIES
Proceeds from sales of common stock and warrants,
  net of $0 and $150,000 of offering expenses              175,000        101,683
Proceeds from stock settlement liability                        --        950,000
Proceeds from issuance of  long-term debt                  265,000             --
Proceeds from the exercise of employee stock options       129,638        293,063
Cash paid to redeem preferred stock                             --        (76,744)
Cash paid for preferred stock dividends                     (1,674)       (50,340)
Increase in restricted cash                                 (1,815)            --
Payments on principal received from notes payable               --        (12,281)
                                                       -----------    -----------
Net cash flows from financing activities                   566,149      1,205,381
                                                       -----------    -----------

Net increase (decrease) in cash                           (215,738)        98,784
Cash at beginning of period                                431,790        622,797
                                                       -----------    -----------
Cash at end of period                                  $   216,052    $   721,581
                                                       ===========    ===========

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                   September 30,   September 30,
                                                       2005            2004
                                                    (unaudited)    (unaudited)
                                                     --------      ----------

SUPPLEMENTAL DISCLOSURES

Cash paid for interest                               $ 10,768      $       --
                                                     --------      ----------

SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

Property and equipment acquired through
  issuance of common stock                           $ 16,650      $       --
                                                     --------      ----------

Note payable satisfied through issuance of
  common stock                                       $ 50,000      $       --
                                                     --------      ----------

Warrants issued and beneficial conversion feature
  associated with debentures                         $254,857      $       --
                                                     --------      ----------

Debt extinguished through issuance of debentures     $125,000      $       --
                                                     --------      ----------

Property dividend                                    $ 12,273      $       --
                                                     --------      ----------

See accompanying notes.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

The Company's revenues during the six month period ended September 30, 2004 were concentrated with the United States Department of Defense and related agencies. Revenues during the six month period ended September 30, 2005 were concentrated with one commercial licensure contract.

Certain accounting policies:

Revenue recognition:

The Company derived $150,000 of revenues during six-month period ended September 30, 2004 under contracts with the United States Department of Defense and related agencies. Revenues under contracts with the United States Department of Defense are recorded when earned. The Company derived $132,029 of revenues during the six-month period ended September 30, 2005 under licensing arrangements for commercial applications of the Company's technologies. Revenue is recognized ratably over the term of the agreement. In addition, the Company derived $7,374 from its cyber security division.

Assets restricted for dividend payments:

This caption consists of 1,350,000 shares of the Justice Fund valued at $135,000 at September 30, 2005 which is restricted as property dividends, that has been declared.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

1.  BASIS OF PRESENTATION (CONTINUED)

Derivative financial instruments:

The Company accounts for derivative financial instruments indexed to and potentially settled in, its own stock in accordance with Emerging Issues Task Force Consensus No. 00-19, which provides that if the number of shares deliverable in a transaction are indeterminable, the fair value of said shares shall be presented as a liability in the balance sheet. The liability is to be measured at, and adjusted to, fair value until such time as the obligation is settled. The shares issued in connection with the Nutmeg Subscription Agreement discussed in Note 5 to the financial statements are such derivative transactions due to the Company's obligation to deliver registered shares, which cannot be assumed pursuant to Consensus No. 00-19. As such, the Company's obligation has been presented in the accompanying balance sheet as a liability. The change in the fair value of this liability at each financial reporting date is and will continue to be charged (credited) to operations until settled.

2. LIQUIDITY AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(3,682,755) and used cash of $(758,852) in conducting its operations during the six months ended September 30, 2005. In addition, the Company has a working capital deficiency of $(3,175,779) as of that date. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2006 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $216,052, coupled with (i) an outstanding contingent commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 5) and (ii) proceeds of $100,000 from subsequent offerings (see Note 7), will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

      a. Management does not believe that the significant level of cash used in operations during the six months ended September 30, 2005 of ($758,852) is indicative of cash flow usage during the next four fiscal quarters.

      b. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current six months, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

      d. The Company's working capital deficiency of $(3,175,779) includes a stock settlement liability of $2,610,000 that can be settled with registered equity securities upon the effectiveness of a related registration statement. However, obtaining an effective registration statement is presumed not to be within management's control. In the event that an effective registration statement related to these instruments can not be obtained, management believes that it can renegotiate the terms of the underlying instruments to provide for fulfillment with equity securities of the Company. There can be no assurances, though, that management would be successful in such negotiations.

      e. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses are principally related to employment costs.

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

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

4. LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2005 and March 31, 2005:

                                                                                  September 30,  March 31,
                                                                                      2005         2005
                                                                                    ---------    ---------
Face value $290,000, 10% Series A Convertible Debentures (a)                        $ 140,138    $      --

Face value $100,000, 10% Series A Convertible Debenture (b)                            63,172           --

Four separate notes payable to a non-financial institution investment corporation. Interest at the prevailing Prime Rate plus 100 basis points (5.00%
  at March 31, 2005), payable quarterly in arrears plus an origination fee equal to 1.0% of the principal amount. Principal payable in full in May 2006
  Collateralized by shares of the Company's common stock (aggregating approximately 7,958,121 shares at March 31, 2005), placed in escrow with the lender's brokerage firm, owned by the Company's Chief Executive and Chief
  Operating Officers, respectively                                                    166,783      166,783

Two unsecured notes payable with maturity dates of May 2006 (a)                            --      125,000
                                                                                    ---------    ---------
                                                                                      370,093      291,783
Less current maturities                                                              (370,093)          --
                                                                                    ---------    ---------
                                                                                    $      --    $ 291,783
                                                                                    =========    =========

(a) During May 2005, the Company issued $290,000 face value of 10% Series A Redeemable Convertible Debentures, due May 2006 (the "Series A Debentures"). The Series A Debentures are convertible at the option of the holder into shares of Common Stock at a rate of $0.07 per share. The trading market price on the date of issuance of the Series A Debentures was $0.12, resulting in an embedded beneficial conversion feature. Series A Debenture holders were also issued an aggregate of 4,142,858 warrants to purchase Common Stock at $0.07 per share, over a five year term. The Series A Debentures and warrants were issued for cash of $165,000 and the extinguishment of the unsecured notes amounting to $125,000 in the table above. Accounting for each of these issuances was as follows:

      Cash Purchase: The proceeds of $165,000 were allocated between the Series A Debentures and the warrants based upon relative fair values. The fair value of the warrants was determined using the Black Scholes Valuation Model. As a result of this allocation, $104,211 of proceeds were allocated to the warrants and recorded as paid in capital. The resulting debt discount was amortized to the earliest date the debenture was

                             ADZONE RESEARCH, INC.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

4. LONG-TERM DEBT (Continued)

      convertible, which was during the six months ended September 30, 2005. The remaining $36,842 applies to the beneficial conversion feature which is amortized using the effective interest method over the remaining term of the debt. The amortization of the debt discount from the warrants and beneficial conversion feature charged to interest expense for the quarter ended September 30, 2005 was $104,308.

      Debt Extinguishment: The excess of the aggregate fair value of the Series A Debentures and warrants issued (amounting to $339,858) over the carrying value of the debt extinguished was recorded as an extinguishment charge of $214,858. As noted above, the Series A Debentures contained a beneficial conversion feature. The amount of the beneficial conversion feature associated with the $125,000 face value of the Series A Debentures amounted to $89,857 and was recorded as additional paid in capital. The discount will be amortized over the debt term using the effective interest method. The amortization of the debt discount associated with the beneficial conversion feature was $ 116 for the six month period ended September 30, 2005.

(b) During July 2005, the Company issued $100,000 face value of 10% convertible debentures due July 7, 2006. The debentures are convertible into shares of the Company's common stock based on certain beneficial ownership percentages as defined. In addition, the debenture holders received 1,428,572 warrants to purchase the Company's stock at $0.07 per share. The market price on the date of issuance was $0.12. The warrants expire five years from the date of issuance.

      The proceeds of $100,000 were allocated to the debentures and warrants based upon the relative fair values. The warrants were valued at $63,158 and were amortized to the earliest date the debenture was convertible which was during the quarter ended September 30, 2005. The fair value of the warrants was determined using the Black Scholes Valuation Model. The remaining $36,842 applies to the beneficial conversion feature which is amortized using the effective interest method over the debt term. The relative fair value of the warrants and the beneficial conversion feature is greater than the fair value of the debt, resulting in a debt discount of $100,000. Amortization for the six month period ended September 30, 2005 was $63,172.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

5.  STOCKHOLDERS' EQUITY

ISSUANCES OF COMMON STOCK AND WARRANTS

During the six month period ended September 30, 2005, the Company issued 14,720,462 shares of common stock, as follows: 2,714,286 shares for cash proceeds of $175,000; 1,300,162 shares for the exercise of warrants in a cashless transaction; 3,645,014 shares for consulting and non-employee related services; 550,000 shares in liquidation of a note payable, 4,465,000 shares for employee related services, and 2,046,000 shares for the exercise of employee stock options. . The Company recorded stock-based compensation during the six months ended September 30, 2005, in all instances, based upon the closing market price on the date the stock was issued for purposes of fair value. This resulted in charges to operations of $405,118 for consulting and non- employee related services and $549,233 for employee related services. These charges are included in Consulting and Professional Services and Salaries and related costs in the accompanying unaudited condensed statements of operations.

During the six months ended September 30, 2005, the Company issued warrants to acquire 6,295,716 shares of common stock, as follows: 5,571,430 warrants to the Company's convertible debenture holders (see Note 4) and 724,286 warrants in connection with service providers. Warrants issued for services were valued at fair value on the date issued using the Black Scholes Valuation Model. The charge to operations of $250,660 is included in the caption Consulting and Professional Services in the accompanying statement of operations. (The Black Scholes Valuation Model requires the use of subjective estimates. Management estimated the future volatility and the risk free rate of return for issuances during the six months ended September 30, 2005 at 360% and 3.0%, respectively.)

The Company placed 7,500,000 shares of its common stock in escrow with its transfer agent in anticipation of future exercises of stock options issued under the Company's stock option plans.

ISSUANCES OF STOCK OPTIONS

During the six months ended September 30, 2005, the Company granted stock options to acquire an aggregate 11,350,000 shares of common stock to the Company's Chief Executive Officer, Chief Operating Officer and Executive Vice President. Also, during the six months ended September 30, 2005, the Company granted stock options to acquire an aggregate of 1,600,000 shares of common stock to the Company's Directors. These options are exercisable at exercise prices ranging from $0.125 to $3.00 per share and will expire on April 20, 2011.

During the six months ended September 30, 2005, the Company granted stock options to acquire an aggregate 4,050,000 shares of common stock to its employees. These options are exercisable

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

5.  STOCKHOLDERS' EQUITY(Continued)

ISSUANCES OF STOCK OPTIONS (continued)

at a $.01 discount to the lowest bid price of the common stock of the Company on the day of exercise.

The Company accounts for stock options to employees using the intrinsic method and to non-employees and to directors using the fair-value method. The intrinsic method resulted in compensation expense of $68,500 related to the employee stock options for the six months ended September 30, 2005. The fair value of the Director stock options, applying the Black-Scholes methodology, amounted to $208,000, which is being amortized into expense over a six-month period of performance. Amortization of this award during the six months ended September 30, 2005 amounted to $218,766.

DEFERRED COMPENSATION

Deferred compensation, related to equity issuances, is charged to operations over the periods of contractual performance for consultants and service providers and over vesting periods for employees. Deferred compensation related to future periods as of April 1, 2005 amounted to $588,869. Amortization of all sources of deferred compensation during the period amounted to $149,945. Deferred compensation related to future periods as of September 30, 2005 amounted to $438,924.

NUTMEG SUBSCRIPTION AGREEMENT

During May 2004, the Company entered into a Subscription Agreement with an unaffiliated investor. Under the terms of the Subscription Agreement, the Company received cash of $950,000 (net of $50,000 of expenses) during the year ended March 31, 2005. The Company is to receive additional cash of $750,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreement. The number of common shares to be issued is equal to the amount received divided by the lesser of a) $.20per share, b) 57% of the average closing bid price for common stock on the two trading days immediately prior to closing on the sale or c) 57% of the average closing bid price of the Company's common stock on the two trading days immediately prior to the date on which the registration statement is declared effective ("Fixed Price"). The proceeds from this transaction have been classified as Stock Settlement Liability at September 30, 2005. In addition, the Subscription Agreement provides for the issuance of warrants equal 50% of the purchase price of the common stock divided by the Fixed Price. The warrants expire in December, 2008 and are exercisable at 71.25% of the average closing bid price for common stock on the two trading days immediately prior to filing a

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

5.  STOCKHOLDERS' EQUITY (CONTINUED)

NUTMEG SUBSCRIPTION AGREEMENT (Continued)

registration statement with the Securities Exchange Commission (the Company is required to register the aforementioned shares as well as the shares underlying common stock warrants).

As a result of the above Subscription Agreement, at September 30, 2005, the Company has issued 7,572,284 shares of unregistered common stock, which represents the minimum number of shares to be issued under the Subscription Agreement in exchange for cash received through September 30, 2005. The ultimate number of shares to be issued is indeterminate as the number of shares is dependent on the Company's closing bid price when a registration statement is declared effective. As a result, the $950,000 of cash received under the Subscription Agreement through September 30, 2005 is included in liabilities.

At September 30, 2005 and 2004, the Company measured the value of the shares to be issued under the Subscription Agreement through September 30, 2005 and 2004, respectively, based on the Company's closing bid price at September 30, 2005 and 2004 respectively, compared to the actual shares issued. As a result of this measurement, an additional $1,192,000 and $550,000 was charged to operations in the caption Derivative Loss during the six months ended September 30, 2005 and 2004, respectively.

PRO FORMA STOCK COMPENSATION INFORMATION

The following table reflects supplemental financial information related to stock-based employee compensation for the six months ended September 30, 2005 and 2004, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                               September 30,     September 30,
                                                                                   2005              2004
                                                                                -----------       -----------
Loss applicable to common shareholders, as reported                             $(3,684,429)      $(2,537,750)
Stock-based employee compensation, as reported                                      617,733         1,047,554
Stock-based employee compensation under the fair value method                    (2,290,967)       (2,858,845)
                                                                                -----------       -----------
Pro-forma loss applicable to common shareholders under fair value method        $(5,357,663       $(4,349,041)
                                                                                ===========       ===========
Loss applicable to common shareholders per share, as reported                   $     (0.04)      $     (0.03)
                                                                                ===========       ===========
Pro-forma  loss applicable to common stockholders per share under fair
  value method                                                                  $     (0.05)      $     (0.04)
                                                                                ===========       ===========

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

6. COMMITMENTS AND CONTINGENCIES

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

Additionally, Hartsfield is due warrants to purchase shares of the Company's common stock equal to 20.0% of the value of such transactions for successful common stock equity raised at 100.0% of the market price of the Company's common stock at the closing of such transaction

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

6.       COMMITMENTS AND CONTINGENCIES (continued)

Investment Banking Agreement (continued)

for a period of two (2) years, and/or to grant Hartsfield warrants to purchase that number of shares of the Company's common stock equal to 20.0% of the value of such transactions for successful preferred stock, debt, hybrid debt of any kind (convertibles, warrants, etc.) or debt and equity combination raised at 100.0% of the market price of the Company's common stock at the closing of such transaction for a period of two (2) years. These stocks shall be delivered on a cashless exercise and issuable from the investment closing date up to no more than five (5) years from the date and upon exercise thereof. The stock obtainable under these warrants shall have "piggyback" registration rights on the next Registration Statement filed with the U. S. Securities and Exchange Commission after their issue.

Convertible debentures

On August 1, 2005, the Company signed a letter of intent with Spartan Securities Group. Ltd. who committed, subject to certain conditions and due diligence, to purchase up to $30,000,000 of securities convertible into shares of common stock of the Company. The securities under this agreement are convertible debentures at an interest rate of 7% per year and a maturity date of two years from issuance. The agreement also includes 1,000,000 warrants to purchase shares of the Company's common stock at $0.075 per share for three years.

7. SUBSEQUENT EVENTS

Equity Transactions:

During the period October 1, 2005 through November 10, 2005 the following equity transactions occurred:

      o On October 18, 2005, 2,675,000 shares of common stock were issued to employees, directors and others as compensation. The price of the shares issued was $0.044 per share.

      o The Company issued 1,494,864 shares of its common stock in consideration for professional services performed by unrelated third parties.

      o The Company issued warrants to purchase up to 50,000 shares of its common stock.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

7.  SUBSEQUENT EVENTS (continued)

Equity Transactions: (continued)

      On October 5, 2005 the Company received $100,000 from the issuance of secured convertible debentures and warrants to the Nutmeg Group.

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

RESULTS OF OPERATIONS

Six Months Ended September 30, 2005 and September 30, 2004

Revenues: Revenues for the six months ended September 30, 2005 amounted to $139,703, compared to $150,000 for the six months ended September 30, 2004. The current period revenues were derived from a license agreement related to the commercial application of the Company's technologies, and from its cyber security division. The prior year period's revenues were derived from a $150,000 firm, fixed-price contract (including a $50,000 option that was exercised) with the U.S. Department of Defense for use of our fully automated NetGet (C) Internet decryption service. The Company has recorded revenue on this fixed price contract on a straight-line basis, as earned, based upon the contract performance period of six months. The straight-line basis was considered appropriate for this contract because our deliverables, consisting solely of computer-generated activity reports, are delivered to the customer on a daily basis over the six month period contracted. While the Company expects future revenue producing government contracts, no additional contracts have been executed at this date.

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

Consulting and professional services: Consulting and professional services for the six months ended September 30, 2005 amounted to $733,938 compared to a $912,205 for the six months ended September 30, 2004. The decrease was attributable to the reduction in the engagement of firms to raise capital, assist in contract negotiation and acquisition and assist in seeking strategic merger/acquisition candidates. During the six months ended September 30, 2005, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see Note 5 to the Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company's consultants on an extended basis.

Salaries and related: Salaries and related for the six months ended September 30, 2005 amounted to $1,067,478 compared to $757,481 for the six months ended September 30, 2004. The increase relates to a higher head count compared to the same period last year.

General and administrative expenses: General and administrative expenses amounted to $415,984 for the six months ended September 30, 2005, compared to $252,062 for the six months ended September 30, 2004. The increase is largely attributable to the issuance of options to Directors, the penalty on the Nutmeg Subscription Agreement and increased travel expenses necessary to access customers.

Depreciation and amortization: Depreciation and amortization amounted to $7,320 for the six months ended September 30, 2005, compared to $3,881 for the six months ended September 30, 2004. The increase was attributable to higher levels of fixed assets in the current period. While the Company has no commitments to acquire property and equipment, significant levels of future revenue producing contracts, if any, will require comparable significant investments in fixed assets.

Other income (expense): Other income (expense) amounted to $(1,597,638) for the six months ended September 30, 2005, compared to ($553,567) for the six months ended September 30, 2004. The components of other income (expense) are as follows for the six months ended September 30, 2005 and 2004:

                                                 2005              2004
                                             -----------       -----------
    Other income (expense)
     Interest income (expense), net (a)      $  (174,780)      $    (3,567)
     Extinguishment losses (b)                  (230,858)               --
     Derivative loss (c)                      (1,192,000)         (550,000)

(a) Interest expense is expected to increase substantially over the next twelve month period due to the amortization of approximately $187,000 of debt discounts associated with the Series A Debentures as discussed in Note 4 to the financial statements.

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

(c) The Company accounts for derivative financial instruments indexed to and potentially settled in, its own stock in accordance with Emerging Issues Task Force Consensus No. 00-19, which provides that if the number of shares deliverable in a transaction be indeterminable, that said shares be presented as a liability in the balance sheet. Further, the liability is to be measured at fair value until such time as the obligation is settled. The shares issued in connection with the Nutmeg Subscription Agreement discussed in Note 5 to the financial statements are derivative transactions and, as such, have been presented in the accompanying balance sheet as liabilities. The change in the fair value of this liability at each financial reporting date is and will continue to be charged to operations until settled.

Preferred stock dividends and accretions: Preferred stock dividends relate to cumulative dividend features associated with the Company's Series A and Series B Preferred Stock. Preferred stock accretions relate to the amortization of discounts associated with beneficial conversion features on the Company's Series A and Series B Preferred Stock. Preferred stock dividends and accretions decreased from $166,554 during the six month period ended September 30, 2004 to $1,674 during the six month period ended September 30, 2005. The decrease in preferred stock dividends and accretions between periods is attributable to the conversions of Series A and Series B preferred stock during the prior fiscal year. For purposes of computing loss attributable to common stockholders, net loss is reduced by preferred stock dividends and accretions.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(3,682,755) and used cash of $(758,852) in conducting its operations during the six months ended September 30, 2005. In addition, the Company has a working capital deficiency of $(3,175,779) as of that date. These recurring conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2006 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $216,052, coupled with (i) an outstanding contingent commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 5) and (ii) proceeds of $100,000 from subsequent offerings (see Note 7), will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

      a. Management does not believe that the significant level of cash used in operations during the six months ended September 30, 2005 ($758,852) is indicative of cash flow usage during the next four fiscal quarters.

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

      d. The Company's working capital deficiency of $(3,175,779) includes a stock settlement liability of $2,610,000 that can be settled with registered equity securities upon the effectiveness of a related registration statement. However, obtaining an effective registration statement is presumed not to be within management's control. In the event that an effective registration statement related to these instruments can not be obtained, management believes that it can renegotiate the terms of the underlying instruments to provide for fulfillment with equity securities of the Company. There can be no assurances, though, that management would be successful in such negotiations.

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

The company signed a term sheet that includes significant conditions to closure, for a line of credit for $30 million for use in acquisitions. There can be no assurance that management can close this credit facility. The company has contracted the services of consultants in the merger and acquisition area. The company has identified a number of candidates for acquisition, which are strategically valuable and provide accretive value to the company in the defense, security and / or commercial areas. There can be no assurance that management can close a strategic merger or acquisition transaction.

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

LIQUIDITY

September 30, 2005 compared to March 31, 2005

The Company has working capital deficit of $(3,175,779) as of September 30, 2005 compared to $(1,611,881) as of March 31, 2005. Net working capital of $566,149 was generated from financing activities during the six months ended September 30, 2005, consisting primarily of proceeds from the sale of common stock to third parties, the exercise of stock options by employees and borrowings under Convertible Debentures (See Note 4 to the Unaudited Condensed Financial Statements). The working capital generated from these financing activities was diminished by $(758,852) and $(23,035) from operating and investing activities, respectively. Operating activities during the six months ended September 30, 2005 reflected significant continuing operating losses. Investing expenditures related to upgrades in the Company's computer network and loans issued to third parties.

As more fully described in Note 5 to the Unaudited Condensed Financial Statements, the Company has received a commitment from the Nutmeg Group for funding of a final Traunch of $750,000, less applicable expenses (expenses were 15% of total proceeds on the first two traunches), upon the effectiveness of the Registration Statement filed on July 23, 2004 and amended November 4, 2004 and October 31, 2005.. There can be no assurances that the Registration Statement will be declared effective by the Securities and Exchange Commission.

On July 7, 2005, the Company entered into two subscription agreements for the issuance of $100,000 of additional convertible debentures.

The Company continues to carry indebtedness of $166,783 that is being serviced in accordance with the original terms and conditions. Principal and interest payment terms on indebtedness may require payment in the near term.

During May 2005, the Company issued $290,000 face value of 10% Series A Redeemable Convertible Debentures, due May 2006 (the "Series A Debentures"). The Series A Debentures are convertible at the option of the holder into shares of Common Stock at a rate of $0.07 per share. The trading market price on the date of issuance of the Series A Debentures was $0.12, resulting in an embedded beneficial conversion feature. Series A Debenture holders were also issued an aggregate of 4,142,858 warrants to purchase Common Stock at $0.07 per share, over a five year term. The Series A Debentures and warrants were issued for cash of $165,000 and the extinguishment of the unsecured notes amounting to $125,000.

In July 2005, the Company issued $100,000 of 10% convertible debentures due July 2006 and warrants to purchase common stock. The debenture is convertible at the option of the holder into shares of common stock based on beneficial ownership percentages as defined. The warrants expire over a five year term. The debentures and warrants were issued for $100,000 cash.

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

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent AdZone securities sold by it for the period starting from July 1, 2005 to September 30, 2005 that were not registered under the Securities Act of 1933, as amended, all of which were issued by AdZone pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

During July, 2005, the Company issued $100,000 face value of 10% convertible debentures due July 7, 2006. The debentures are convertible into shares of the Company's common stock based on certain beneficial ownership percentages as defined. In addition, the debenture holders received 1,428,572 warrants to purchase the Company's stock at $0.07 per share. The market price on the date of issuance was $0.12. The warrants expire five years from the date of issuance.

On July 18, 2005, in light of current projects and potential contracts, 2,135,000 shares of common stock representing continuity bonuses were issued as follows: (i) 1,755,000 shares to employees, (ii) 360,000 shares to directors and
(iii) 20,000 shares to consultants. The price of the shares issued was $0.08 per share.

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

ADZONE RESEARCH, INC.

/s/ Charles Cardona          Chief Executive Officer,          November 18, 2005
---------------------------  Principal Accounting Officer
Charles Cardona              and Director

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