Form 10QSB/A
period 2004-09-30
ADZONE RESEARCH INC
filed 2006-02-09
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 2)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS...............................23
ITEM 3.  CONTROLS AND PROCEDURES............................................28

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................30
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS...........................................................31
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................32
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.................33
ITEM 5.  OTHER INFORMATION..................................................34
ITEM 6.  EXHIBITS ..........................................................35

SIGNATURES..................................................................36

                     PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                      SEPTEMBER 30, 2004 AND MARCH 31, 2004

                                                   SEPTEMBER 30,     MARCH 31,
                                                       2004            2004
                                                   ------------    ------------
                                                    unaudited/       (audited)
                                                    (Restated)
ASSETS                                               (Note 5)
Current assets:
   Cash                                            $    721,581    $    622,797
   Accounts receivable                                  157,378              --
   Other prepaid expenses                                27,635         134,272
                                                   ------------    ------------
Total current assets                                    906,594         757,069
Property and equipment, net                              19,893          10,423
Other assets                                             13,245          38,355
                                                   ------------    ------------
Total assets                                       $    939,732    $    805,847
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable                                $    121,044    $    297,972
   Accrued compensation                                  40,000         160,926
   Current notes payable                                 50,506          62,787
    Stock settlement liability                        1,500,000              --
                                                   ------------    ------------
Total current liabilities                             1,711,550         521,685

Notes payable                                           166,783         166,783

Commitments and contingencies (Note 4)                       --              --

Stockholders' (deficit) equity:
   Preferred stock                                      635,030         518,816
   Common stock                                          83,217          70,832
   Common stock to be issued                             45,000              --
   Additional paid-in capital                         7,998,201       6,690,030
   Accumulated deficit                               (9,667,284)     (7,129,534)
   Other stockholders' equity                           (32,765)        (32,765)
                                                   ------------    ------------
Total stockholders' (deficit) equity                   (938,601)        117,379
                                                   ------------    ------------
Total liabilities and stockholders'
  (deficit) equity                                 $    939,732    $    805,847
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

                              ADZONE RESEARCH, INC.
        UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       SIX MONTHS ENDED SEPTEMBER 30, 2004

                                                Series A    Preferred   Series B    Preferred         Common Stock       Paid-in
                                                 Shares       Amount      Shares      Amount      Shares      Amount     Capital
                                               ----------   ----------  ----------  ----------  ----------  ----------  ----------
Balances at April 1, 2004                              24   $  278,530          31  $  240,286  70,832,255  $   70,832  $6,690,030

Sales of common stock and warrants for
  cash, net of $150,000 of offering expenses                                                     8,717,284       8,717      47,966

Issuances of common stock to non-employees
  for services                                                                                   1,959,067       1,959     655,220

Issuances of common stock upon the exercise
  of warrants and stock options                                                                  1,709,000       1,709     291,354

Issuances of common stock to employees for
  services and compensation                                                                                                 44,250

Issuances of warrants and options to non-
  employees for services                                                                                                   307,110

Redemption of warrants                                                                                                     (76,744)

Employee stock-based compensation applying
  variable plan option accounting                                                                                           39,015

Preferred stock dividends

Periodic accretions of preferred stock
  carrying values to redemption values                                                 116,214

Net loss for the period
                                               ----------   ----------  ----------  ----------  ----------  ----------  ----------

Balances at September 30, 2004                         24   $  278,530          31  $  356,500  83,217,606  $   83,217  $7,998,201
                                               ==========   ==========  ==========  ==========  ==========  ==========  ==========

                                                       Common
                                                     Stock To Be    Accumulated      Other          Total
                                                       Issued         Deficit        Equity         Equity
                                                    ------------   ------------   ------------   ------------
Balances at April 1, 2004                           $         --   $ (7,129,534)  $    (32,765)  $    117,379

Sales of common stock and warrants for
    cash, net of $150,000 of offering expenses            45,000                                      101,683

Issuances of common stock to non-employees
    for services                                                                                      657,179

Issuances of common stock upon the exercise
    of warrants and stock options                                                                     293,063

Issuances of common stock to employees for
    services and compensation                                                                          44,250

Issuances of warrants and options to non-
    employees for services                                                                            307,110

Redemption of warrants                                                                                (76,744)

Employee stock-based compensation applying
    variable plan option accounting                                                                    39,015

Preferred stock dividends                                               (50,340)                      (50,340)

Periodic accretions of preferred stock carrying
    values to redemption values                                        (116,214)                           --

Net loss for the period                                              (2,371,196)                   (2,371,196)
                                                    ------------   ------------   ------------   ------------

Balances at September 30, 2004                      $     45,000   $ (9,667,284)  $    (32,765)  $   (938,601)
                                                    ============   ============   ============   ============

See accompanying notes.

                              ADZONE RESEARCH, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                              September 30,  September 30,
                                                                                  2004           2003
                                                                              ------------   ------------
                                                                               (Restated)
                                                                                (Note 5)
OPERATING ACTIVITIES
Net loss                                                                      $ (2,371,196)  $ (1,731,786)
   Adjustments to reconcile net loss to net cash flows from operating activities:
        Common stock issued for services                                           657,179      1,744,431
        Derivative loss                                                            550,000             --
        Warrants and options issued to non-employees  for services                 307,110             --
        Employee stock-based compensation                                           83,265             --
        Depreciation                                                                 3,881          2,553
        Changes in operating assets and liabilities:
             Accounts receivable                                                  (157,378)       (24,969)
             Prepaid expenses and other current assets                             106,637         17,750
             Other assets                                                           25,110        (79,065)
             Accounts payable and accrued expenses                                (297,854)      (268,789)
                                                                              ------------   ------------
Net cash flows from operating activities                                        (1,093,246)      (339,875)
                                                                              ------------   ------------
INVESTING ACTIVITIES
Purchases of equipment                                                             (13,351)            --
Increase in restricted cash                                                             --             --
                                                                              ------------   ------------
Net cash flows from investing activities                                           (13,351)            --
                                                                              ------------   ------------
FINANCING ACTIVITIES
Proceeds from sales of common stock, preferred stock and warrants, net of
    $150,000 and $78,839 of offering expenses in 2004 and 2003, respectively       101,683         47,600

Proceeds from stock settlement liability                                           950,000             --

Proceeds from the exercise of employee stock options                               293,063             --

Payment for the redemption of warrants                                             (76,744)            --

Payments for preferred stock dividends                                             (50,340)        (4,220)

Payments on principal received from notes payable                                  (12,281)       140,217

Cash paid for costs and expenses
   related to raising capital                                                           --        (78,839)

Sale of preferred stock                                                                 --        348,500

Payments to acquire treasury stock                                                      --         (2,215)
                                                                              ------------   ------------
Net cash flows from financing activities
                                                                                 1,205,381        451,043
                                                                              ------------   ------------
Net increase in cash                                                                98,784        111,168
Cash at beginning of year                                                          622,797          8,084
                                                                              ------------   ------------
Cash at end of year                                                           $    721,581   $    119,252
                                                                              ------------   ------------
SUPPLEMENTAL DISCLOSURES
Cash paid for interest                                                        $         --   $      2,239
                                                                              ============   ============

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

Pro forma Stock-Based Compensation Information:

The following table reflects supplemental financial information related to stock-based employee compensation for the six months ended September 30, 2004 and 2003, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                       2004            2003
                                                   ------------    ------------
Loss applicable to common stockholders,
  as reported                                      $ (2,371,196)   $ (1,731,786)
                                                   ============    ============
Stock-based compensation, as reported              $ (1,047,554)   $ (1,319,700)
                                                   ============    ============
Stock-based compensation under fair
  value method                                     $ (2,858,845)   $ (1,109,971)
                                                   ============    ============
Pro-forma loss applicable to common
  stockholders under fair value method             $ (4,182,487)   $ (1,522,057)
                                                   ============    ============

Loss applicable to common stockholders
  per share, as reported                           $      (0.03)   $      (0.03)
                                                   ============    ============
Pro-forma loss applicable to common
  stockholders per share under
  fair value method                                $      (0.04)   $      (0.03)
                                                   ============    ============

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

The following table reflects net loss, loss applicable to common stockholders and loss per common share as originally reported and as restated for the three and six months ended September 30, 2004:

                              ADZONE RESEARCH, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2004

                                              As Originally
                                                Reported                       Restatement           As Restated
                                           ------------------              ------------------    ------------------
ASSETS

Current Assets:
   Cash                                    $          721,581              $               --    $          721,581
   Account receivable                                 157,378                              --               157,378
   Prepaid consulting fees                            477,890  (3)                   (477,890)                   --
   Other prepaid expenses                              27,635                                                27,635
                                           ------------------              ------------------    ------------------
Total current assets                                1,384,484                        (477,890)              906,594

   Property and equipment, net                         19,893                              --                19,893
   Other assets                                        13,245                              --                13,245
                                           ------------------              ------------------    ------------------
Total assets                               $        1,417,622              $         (477,890)   $          939,732
                                           ==================              ==================    ==================

LIABILITIES AND STOCKHOLDERS
(DEFICIENCY) EQUITY

Current liabilities:
   Accounts payable:                       $          121,044              $               --    $          121,044
   Accrued compensation                                40,000                              --                40,000
   Current notes payable                               50,506                              --                50,506
   Stock settlement liability                              --  (1)                  1,500,000             1,500,000
                                           ------------------              ------------------    ------------------
Total current liabilities                             211,550                       1,500,000             1,711,550

   Notes payable                                      166,783                              --               166,783

Stockholders' (deficit) equity:
   Preferred stock                                    177,625  (2)                    457,405               635,030
   Common stock                                        83,217                              --                83,217
   Common stock to be issued                          374,600  (3)                   (329,600)               45,000
   Additional paid-in capital                       7,517,872  (1,3,4,5)              480,329             7,998,201
   Accumulated deficit                             (6,795,910) (1,2,4)             (2,871,374)           (9,667,284)
   Deferred employee stock-based
     compensation                                    (285,350) (5)                    285,350                    --
   Other stockholders' equity                         (32,765)                             --               (32,765)
                                           ------------------              ------------------    ------------------
Total stockholders' (deficit) equity                1,039,289                      (1,977,890)             (938,601)
                                           ------------------              ------------------    ------------------
Total liabilities and stockholders'
   (deficit) equity                        $        1,417,622              $         (477,890)   $          939,732
                                           ==================              ==================    ==================

                              ADZONE RESEARCH, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                       SIX MONTHS ENDED SEPTEMBER 30, 2004

                                               As Originally
                                                  Reported               Adjustments           As Restated
                                             ----------------         ----------------      ----------------
Net revenues                                 $        150,000         $             --      $        150,000
                                             ----------------         ----------------      ----------------

Operating costs and expenses:
   Cost of contract revenues                           42,000                       --                42,000
   Consulting and professional
     Services                                         912,205                       --               912,205
   Salaries and related                               757,481                       --               757,481
   General and administrative                         252,062                       --               252,062
   Depreciation and amortization                        3,881                       --                 3,881
                                             ----------------         ----------------      ----------------
                                                    1,967,629                       --             1,967,629
                                             ----------------         ----------------      ----------------
                                                   (1,817,629)                      --            (1,817,629)

Derivative loss                                            -- (1)             (550,000)             (550,000)
Other income (expense), net                            (3,567)                      --                (3,567)
                                             ----------------         ----------------      ----------------
Net Loss                                     $      1,821,196         $       (550,000)     $     (2,371,196)
                                             ================         ================      ================

Reconciliation of net loss to loss
 applicable to common shareholders:
     Net loss                                $     (1,821,196)        $             --      $     (2,371,196)
     Preferred stock accretions                       (58,456)(2)              (57,758)             (116,214)
     Preferred stock dividends paid                   (50,340)                      --               (50,340)
                                             ----------------         ----------------      ----------------
     Loss applicable to common
       stockholders                          $     (1,929,992)        $        (57,758      $     (2,537,750)
                                             ================         ================      ================

Loss per common share:
   Basic and diluted loss per
     common share                            $          (0.03)        $             --      $          (0.03)
                                             ----------------         ----------------      ----------------
Weighted average common shares,
   basic and diluted                               76,836,416                       --            76,863,416
                                             ================         ================      ================

                              ADZONE RESEARCH, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2004

                                               As Originally
                                                  Reported               Adjustments           As Restated
                                             ----------------         ----------------      ----------------
Net revenues                                 $        100,000         $             --      $        100,000
                                             ----------------         ----------------      ----------------

Operating costs and expenses:
   Cost of contract revenues                           32,000                       --                32,000
   Consulting and professional
     services                                         346,834                       --               346,834
   Salaries and related                               345,440                       --               345,440
   General and administrative                         173,143                       --               173,143
   Depreciation and amortization                        1,941                       --                 1,941
                                             ----------------         ----------------      ----------------
                                                      899,358                       --               899,358
                                             ----------------         ----------------      ----------------
Loss from operations                                 (799,358)                      --              (799,358)

Derivative loss                                            -- (1)             (370,000)             (370,000)
Other income (expense), net                            (1,787)                      --                (1,787)
                                             ----------------         ----------------      ----------------
Net loss                                     $       (801,145)        $       (370,000)     $     (1,171,145)
                                             ================         ================      ================

Reconciliation of net loss to loss
 applicable to common shareholders:

   Net loss                                  $       (801,145)        $       (370,000)     $     (1,171,145)
   Preferred stock dividends
     and accretions                                   (65,597)(2)               27,692               (37,905)
                                             ----------------         ----------------      ----------------
   Loss applicable to common
     Stockholders                            $       (866,742)        $       (342,308)     $     (1,209,050)
                                             ================         ================      ================

Loss per common share:
   Basic and diluted loss per
     common share                            $          (0.01)        $          (0.01)     $          (0.02)
                                             ----------------         ----------------      ----------------
Weighted average common shares,
   basic and diluted                               80,970,752                       --            80,970,752
                                             ================         ================      ================

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

                           PART II. OTHER INFORMATION

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


There was no change in the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ADZONE RESEARCH, INC.                                  February 9, 2006


/s/ Charles Cardona                 Chief Executive Officer,
---------------------------         Principal Accounting Officer and Director
Charles Cardona

ADZONE RESEARCH, INC.
EXHIBIT INDEX

Exhibit


EXHIBIT
NUMBER                                 DESCRIPTION
--------------------------------------------------------------------------------
2.1 Plan and Agreement of Merger dated as of 2001 by and between Executive Help Services, Inc. and AdZone Research, Inc.&
3.1   Certificate of Incorporation of Executive Help Services, Inc.**
3.2 Certificate of Amendment to Certificate of Incorporation of Executive Help Services, Inc.**
3.2   By-Laws of Executive Help Services, Inc.**
5.1   Opinion of Counsel (filed herewith)
10.1  Consulting Agreement dated as of October 26, 2001 with Theresa A.
        Kober***
10.2 Consulting Agreement dated as of November 2, 2001 with Blanchfield, King, Kober & Company, P.C. +
10.3 Consulting Agreement dates as of January 1, 2002 with Communique Media Services International, Inc.&&
10.4 Consulting Agreement dated as of February 5, 2002 with International Standard Consulting Corporation +++
10.5  Consulting Agreement dated as of April 2002 with NuQuest Consulting,
        Inc.&&&
10.6  Consulting Agreement dated as of August 13, 2002 with Thomas F. Gavin.#
10.7  Employment Agreement dated February 5, 2004 with Charles Cardona.##
10.8  Employment Agreement dated as of February 5, 2004 with John Cardona.##
10.9 Systems Integration Agreement dated as of June 21 2002 with Raytheon Company.&&&
10.10 A-K Consulting agreements with Kyle Kennedy Dated Aug. 19, 2002 -
        May 22, 2003.#
10.11 Multimedia Web Site design contract with Jason Genet dated
        Oct. 16, 2002.###
10.12 Investment Banking Agreement with Spartan Securities dated
        Nov. 27, 2002.###
10.13 Agreement to borrow shares for stock loans dated Mar. 7, 2003.###
10.14 Joint Marketing agreement with Sarnoff Corp. dated Mar. 3, 2003.###
10.15 Warrant agreement with Tom Gavin dated Mar. 12, 2003.###
10.16 Agreement with Boeing Autometric Division dated April 2003.###
10.17 Amending Agreement - Subscription Agreement dated July 23, 2004 @
10.18 Executed Subscription Agreement dated May20, 2004.@@
10.19 Registration Rights Agreement dated as of May 20, 2004 with The Nutmeg Group, LLC.@@
10.20 Class C Stock Purchase Warrant dated as of May 20, 2004 issued to The Nutmeg Group, LLC.@@
23.1  Consent of Accountants (filed herewith)

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

*** Incorporated by reference to Exhibit 101 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 13, 2001.

+ Incorporated by reference to Exhibit 10.2 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 13, 2001.

++ Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on January 28, 2002.

+++ Incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on February 21, 2002.

& Incorporated by reference to the Registrant's Preliminary Information Statement on Schedule 14C, as amended, filed with the Securities and Exchange Commission on April 18, 2001.

&& Incorporated by reference to the Registrant's registration statement on Form S-8 filed with the Securities and Exchange Commission on January 28, 2002.

&&& Incorporated by reference to the Registrant's annual report on Form 10-KSB for the year ended March 31, 2002 filed with the Securities and Exchange Commission on July 15, 2002.

# Incorporated by reference to the Registrant's quarterly report on Form 10-QSB for the quarter ended December 31, 2002 filed with the Securities and Exchange Commission on February 19, 2003.

## Incorporated by reference to the Registrant's annual report on Form 10-KSB for the year ended March 31, 2004 filed with the Securities and Exchange Commission on July 9, 2004.

### Incorporated by reference to the Registrant's annual report on Form 10-KSB/A for the year ended March 31, 2003 filed with the Securities and Exchange Commission on July 21, 2003.

@ Incorporated by reference to the Registrant's registration statement on Form S-2 filed with the Securities and Exchange Commission on July 23, 2004.

@@ Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2004.