Form 10QSB
period 2005-12-31
ADZONE RESEARCH INC
filed 2006-02-17
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDING DECEMBER 31, 2005

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

Indicate by check whether the registrant is a shell company (as defined in rule 12b of the Exchange Act) Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: 157,167,221 common shares, $.001 par value, as of February 13, 2006.

Transitional small business disclosure format (check one): Yes |_| No |X|

                              ADZONE RESEARCH, INC.
               FORM 10-QSB FOR THE PERIOD ENDED DECEMBER 31, 2005

                                      INDEX

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2005
              AND MARCH 31, 2005                                              3
         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE
         NINE AND THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004             4-5
         UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE
         NINE MONTHS ENDED DECEMBER 31, 2005                                  6
         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE
         NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004                       7-8
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                    9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                21
ITEM 3.  CONTROLS AND PROCEDURES                                             27

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   28
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
              PROCEEDS                                                       29
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     30
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 31
ITEM 5.  OTHER INFORMATION                                                   32
ITEM 6.  EXHIBITS                                                            33


SIGNATURES                                                                   34

PART I.  CONDENSED FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                      DECEMBER 31, 2005 AND MARCH 31, 2005

                                                   DECEMBER 31,      MARCH 31,
                                                       2005             2005
                                                   (UNAUDITED)       (AUDITED)

ASSETS
Current assets:
   Cash                                            $    255,977    $    431,790
   Accounts  receivable                                   1,892           8,755
   Assets restricted for dividend payments              126,532         202,503
   Prepaid expenses and other                           109,909          59,501
   Loan receivable                                       20,000              --
                                                   -----------------------------
Total current assets                                    514,311         702,549

Property and equipment, net                              37,919          25,200
Other assets                                              1,145             176
                                                   -----------------------------
Total assets                                       $    553,375    $    727,925
                                                   =============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                $     49,554    $     46,049
   Accrued compensation                                 373,859          98,244
   Accrued expenses                                     225,404         367,305
   Accrued dividend payable                             126,532         202,503
   Deferred revenue                                     100,000         132,329
   Current note payable                                      --          50,000
   Current maturities of long-term debt                 373,502              --
   Stock settlement liability                         2,610,000       1,418,000
                                                   -----------------------------
Total current liabilities                             3,858,851       2,314,430
                                                   -----------------------------

Long-term debt, less current maturities                  78,262         291,783
                                                   -----------------------------

Commitments and contingencies (Note 6)                       --              --

Stockholders' deficit:
   Preferred stock                                       43,469          43,469
   Common stock                                         129,708          98,144

   Additional paid-in capital                        13,291,122       9,751,311
   Accumulated deficit                              (16,800,695)    (11,730,947)
   Other stockholders' equity                           (47,342)        (40,265)
                                                   -----------------------------
Total stockholders' deficit                          (3,383,738)     (1,878,288)
                                                   -----------------------------
Total liabilities and stockholders' deficit        $    553,375    $     727,925
                                                   =============================
See accompanying notes

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                         DECEMBER 31,     DECEMBER 31,
                                                                            2005            2004
                                                                         (UNAUDITED)      (UNAUDITED)
Net contract revenues                                                   $     139,993    $     244,423
                                                                        ------------------------------

Operating costs and expenses:
     Cost of contract revenues                                                     --           42,000
   Consulting and professional services                                     1,353,633        1,367,954
   Salaries and related costs                                               1,370,721        1,041,161
   General and administrative                                                 775,520          520,726
   Depreciation and amortization                                               11,917            5,821
                                                                        ------------------------------
                                                                            3,511,791        2,977,662
                                                                        ------------------------------
Loss from operations                                                       (3,371,798)      (2,733,239)


Other income (expense)
         Interest expense, net                                               (272,581)         (62,134)
         Extinguishment losses                                               (230,858)              --
         Derivative loss                                                   (1,192,000)        (768,000)
                                                                        ------------------------------
Net loss                                                                $ (5,067,2372)   $  (3,563,373)
                                                                        ------------------------------

Reconciliation of net loss to loss applicable
   to common stockholders:
   Net loss                                                             $  (5,067,237)   $  (3,563,373)
   Preferred stock dividends and accretion:
         Preferred stock accretion                                                 --         (116,214)
         Preferred stock dividends paid                                        (2,511)         (61,060)
                                                                        ------------------------------
    Loss applicable to common stockholders                              $  (5,069,748)   $  (3,740,647)
                                                                        ------------------------------

Loss per common share;
      Basic and diluted loss per common share                           $       (0.05)   $       (0.05)
                                                                        ==============================

Shares used in computing basic and diluted loss per
       common                                                             106,138,337       80,123,404
share


Comprehensive loss:
       Net loss as reported                                             $  (5,067,237)   $  (3,563,373)
       Unrealized loss on available for sale securities                        (7,077)          (1,363)
                                                                        ------------------------------

Comprehensive loss                                                      $  (5,074,314)   $  (3,564,736)
                                                                        ------------------------------

See accompanying notes

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                          DECEMBER 31,     DECEMBER 31,
                                                                              2005            2004
                                                                          (UNAUDITED)      (UNAUDITED)
                                                                         ------------------------------
 Net contract revenues                                                   $         290    $      94,423
                                                                         ------------------------------
 Operating costs and expenses:

    Consulting and professional services                                       619,695          455,749
    Salaries and related costs                                                 384,979          283,680
    General and administrative                                                 277,200          268,664
    Depreciation and amortization                                                4,597            1,940
                                                                         ------------------------------
                                                                             1,286,471        1,010,033
                                                                         ------------------------------
 Loss from operations                                                       (1,286,181)        (915,610)

 Other income (expense)
          Interest expense, net                                                (97,801)         (58,567)
          Derivative loss                                                           --         (218,000)
                                                                         ------------------------------
 Net loss                                                                $  (1,383,982)   $  (1,192,177)
                                                                         ==============================

 Reconciliation of net loss to loss applicable
    to common stockholders:
    Net loss                                                             $  (1,383,982)   $  (1,192,177)
    Preferred stock dividends:

          Preferred stock dividends paid                                          (837)         (32,875)
                                                                         ------------------------------
    Loss applicable to common stockholders                               $  (1,384,819)   $  (1,225,052)
                                                                         ==============================

 Loss per common share:
    Basic and diluted loss per common share                              $       (0.01)   $       (0.01)
                                                                         ==============================
 Shares used in computing basic and diluted loss per common
    share                                                                  113,129,239       85,754,920
                                                                         ==============================

See accompanying notes

                              ADZONE RESEARCH, INC.
             UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                       NINE MONTHS ENDED DECEMBER 31, 2005

                                                         PREFERRED STOCK           COMMON STOCK
                                                         ---------------           ------------
                                                                                                                       PAID-IN
                                                      SHARES           AMOUNT          SHARES           AMOUNT         CAPITAL
                                                    ---------       ------------    -----------       ---------      -----------
Balances, March 31, 2005                                 3.12           $ 43,469     98,144,253       $  98,144      $ 9,751,311

Issuance of common stock for:
     Cash                                                                             3,114,286           3,114          208,186
     Employee compensation                                                            6,551,000           6,551          543,108
      Exercise of employee stock options                                              6,100,000           6,100          279,516
     Cashless exercise of warrants                                                    1,300,162           1,300          (1,300)
     Professional services
     (including $16,650 related to
      capital improvements)                                                          13,948,855          13,949          841,172
Issuance of options for
     employee                 compensation                                                                               115,500
Issuance of options to                                                                                                   107,800
     directors

Debt extinguishment                                                                     550,000             550           65,450
Preferred stock dividends paid
Issuance of warrants for services                                                                                        370,520
Amortization of deferred
compensation                                                                                                            290,144
Warrants issued, and beneficial conversion
feature associated with debentures
                                                                                                                         504,857
Warrants issued in connection with debt
extinguishment                                                                                                           214,858

Unrealized loss on
     marketable securities
Net loss
                                                    ---------       ------------    -----------       ---------      -----------
Balances, December 31, 2005                              3.12           $ 43,469    129,708,556       $ 129,708      $13,291,122
                                                    =========       ============    ===========       =========      ===========

                                                     ACCUMULATED
                                                        DEFICIT         OTHER            TOTAL
                                                    -------------     ---------      -------------
Balances, March 31, 2005                            $ (11,730,947)    $ (40,265)     $ (1,878,288)

Issuance of common stock for:                                                                    -
     Cash                                                                                  211,300
     Employee compensation                                                                 549,659
      Exercise of employee stock options                                                   285,616
     Cashless exercise of warrants                                                               -
     Professional services
     (including $16,650 related to
      capital improvements)                                                                855,121
Issuance of options for
     employee                 compensation                                                 115,500
Issuance of options to                                                                     107,800
     directors

Debt extinguishment                                                                         66,000
Preferred stock dividends paid                             (2,511)                         (2,511)
Issuance of warrants for services                                                          370,520
Amortization of deferred
compensation                                                                               290,144
Warrants issued, and beneficial conversion
feature associated with debentures
                                                                                           504,857
Warrants issued in connection with debt
extinguishment                                                                             214,858

Unrealized loss on                                                       (7,077)           (7,077)
     marketable securities
Net loss                                               (5,067,237)                     (5,067,237)
                                                    -------------     ---------      -------------
Balances, December 31, 2005                         $ (16,800,695)    $ (47,342)     $ (3,383,738)
                                                    =============     =========      =============

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                        DECEMBER, 31,  DECEMBER 31,
                                                                            2005           2004
                                                                        (UNAUDITED)    (UNAUDITED)
                                                                        ---------------------------
OPERATING ACTIVITIES
Net loss                                                                $(5,067,237)   $(3,563,373)
Adjustments to reconcile net loss to net cash flows used in operating activities:
     Depreciation expense                                                    11,917          5,821
     Derivative loss                                                      1,192,000        768,000
     Extinguishment losses                                                  230,858             --
     Stock based compensation;
            Professional services                                         1,606,935      1,048,007
            Salaries, wages and bonuses                                     665,159        174,985
     Warrants and options issued to non-employees for services                   --        479,801
     Amortization of debt discount                                          249,838             --
     Amortization of deferred revenue                                       (32,329)       (93,698)
     Write down of investments and marketable securities                     36,814
     Changes in operating assets and liabilities:
         Accounts receivable                                                  6,211             --
         Prepaid expenses and other current assets                          (56,833)       129,379
         Other assets                                                            --         34,616
         Accounts payable and accrued expenses                              137,218       (262,947)
                                                                        ---------------------------
Net cash flows used in operating activities                              (1,056,263)    (1,242,595)
                                                                        ---------------------------

INVESTING ACTIVITIES
Purchases of equipment                                                       (7,986)       (18,136)
Issuance of loan receivable                                                 (20,000)            --
                                                                        ---------------------------
Net cash flows used in investing activities                                 (27,986)       (18,136)
                                                                        ---------------------------

FINANCING ACTIVITIES
Proceeds from sales of common stock and warrants, net of $0 and
         $150,000 of offering expenses                                      211,300        141,683
Proceeds from stock settlement liability                                         --        950,000
Proceeds from issuance of  long-term debt                                   415,000             --
Proceeds from the exercise of employee stock options                        285,616        329,870
Cash paid to redeem preferred stock                                              --        (76,744)
Cash paid for preferred stock dividends                                      (2,511)       (61,060)
Increase in restricted cash                                                    (969)            --
Payments of principal paid on notes payable                                      --        (12,280)
                                                                        ---------------------------
Net cash flows provided by financing activities                             908,436      1,271,469
                                                                        ---------------------------

Net (decrease) increase in cash                                            (175,813)        10,738
Cash at beginning of period                                                 431,790        622,797
                                                                        ---------------------------
Cash at end of period                                                   $   255,977    $   633,535
                                                                        ===========================

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                                        DECEMBER 31,  DECEMBER 31,
                                                                            2005         2004
                                                                        (UNAUDITED)   UNAUDITED)
                                                                        ------------------------
SUPPLEMENTAL DISCLOSURES

Cash paid for interest                                                    $  27,410    $   1,914
                                                                        ------------------------

SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Marketable securities declared as a property dividend                            --    $ 233,186
                                                                        ------------------------

Securities received as payment of revenues (deferral)                            --    $ 300,000
                                                                        ------------------------

Unrealized loss on marketable securities                                  $  (7,077)   $  (1,363)
                                                                        ------------------------

Increase in valus of investment declared as property dividend                    --    $  24,547
                                                                        ------------------------

Property and equipment acquired through issuance of common stock          $  16,650    $      --
                                                                        ------------------------

Note payable satisfied through issuance of common stock                   $  50,000    $      --
                                                                        ------------------------

Warrants issued and beneficial conversion feature associated with
debentures                                                                $ 504,857    $      --
                                                                        ------------------------

Debt extinguished through issuance of debentures                          $ 125,000    $      --
                                                                        ------------------------

See accompanying notes.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America for interim financial information and pursuant to the Regulation S-B of the Rules and Regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosure normally included in annual financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America have been condensed or omitted. Accordingly, the accompanying financial statements should be read in conjunction with ADZONE's annual financial statements and notes thereto included in its Form 10-KSB for the year ended March 31, 2005.

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006.

The Company's revenues during the nine month period ended December 31, 2005 were concentrated with one commercial licensure contract. The Company's revenues during the nine month period ended December 31, 2004 were concentrated with the United States Department of Defense and related agencies, and a commercial licensure contract.

CERTAIN ACCOUNTING POLICIES:

Revenue recognition: The Company derived $ 132,329 of revenues during the nine month period ended December 31, 2005 and $94,423 of revenues during the nine month period ended December 31, 2004 under licensing arrangements for commercial applications of the Company's technologies. Revenue is recognized ratably over the term of the agreement. In addition, the Company derived $7,664 from its cyber security division during the nine month period ending December 31, 2005.

The Company derived $150,000 of revenues during nine month period ended December 31, 2004 under contracts with the United States Department of Defense and related agencies. Revenues under contracts with the United States Department of Defense are recorded when earned.

Assets restricted for dividend payments:

This caption consists of 1,350,000 shares of the Justice Fund valued at $126,532 at December 31, 2005 which is restricted as property dividends, that has been declared.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

1. BASIS OF PRESENTATION (CONTINUED)

Stock issued for services:

The Company compensates some of its professional service providers, consultants and directors with shares of the Company's stock or stock options. The Company recognizes the related expenses based on the trading market value of the common stock or the fair value of the options based on the Black-Scholes model. The expenses are recognized over the underlying service period.

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

2. LIQUIDITY AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(5,067,237) and used cash of $(1,056,263) in conducting its operations during the nine months ended December 31, 2005. In addition, the Company has a working capital deficiency of $(3,344,540) as of that date. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining period in fiscal year ended March 31, 2006 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $255,977, coupled with (i) an outstanding contingent commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 5) and (ii) proceeds of $25,000 from subsequent offerings (see Note 7), will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

      a. Management does not believe that the significant level of cash used in operations during the nine months ended December 31, 2005 of $(1,056,263) is indicative of cash flow usage during the next four fiscal quarters.

      b. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current nine months, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

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

d. The Company's working capital deficiency of $(3,344,540) includes a stock settlement liability of $2,610,000 that can be settled with registered equity securities upon the effectiveness of a related registration statement. However, obtaining an effective registration statement is presumed not to be within management's control. In the event that an effective registration statement related to these instruments can not be obtained, management believes that it can renegotiate the terms of the underlying instruments to provide for fulfillment with equity securities of the Company. There can be no assurances, though, that management would be successful in such negotiations.

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

The Company has introduced a new product called Online Predator Profiling System
(OPPS) developed with the help of a number of law enforcement departments for identifying and tracking online predators as well as finding missing children, and has started taking orders for same.

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

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

4. LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2005 and March 31, 2005:

                                                                 December 31,    March 31,
                                                                     2005           2005
                                                                 -----------    -----------
Face value $290,000, 10% Series A Convertible Debentures (a)     $143,468       $     --

Face value $100,000, 10% Series A Convertible Debenture (b)        63,246             --

                                                                                  78,262
Face Value $100,000 8% Convertible Debenture  (C)
                                                                        5
Face value $50,000, 8% Convertible Promissory Notes (d)

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

Two unsecured notes payable with maturity dates of May 2006 (a)               --           125,000
                                                                    ------------        ----------
                                                                         451,764           291,783
Less current maturities                                                 (373,502)              --
                                                                    ------------        ----------
                                                                    $     78,262        $ 291,783
                                                                    ============        ==========

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

      Cash Purchase:  The proceeds of $165,000 were allocated between the Series
      A

                              ADZONE RESEARCH, INC
                  NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

      Debentures and the warrants based upon relative fair values. The fair value of the warrants was determined using the Black Scholes Valuation Model. As a result of this allocation, $104,211 of proceeds were allocated to the warrants and recorded as paid in capital. The resulting debt discount was amortized to the earliest date the debenture was Convertible, which was during the nine months ended December 31, 2005. The remaining $36,842 applies to the beneficial conversion feature which is amortized using the effective interest method over the remaining term of the debt. The amortization of the debt discount from the warrants and beneficial conversion feature charged to interest expense for the nine months ended December 31, 2005 was $105,756.

      Debt Extinguishment: The excess of the aggregate fair value of the Series A Debentures and warrants issued (amounting to $339,858) over the carrying value of the debt extinguished was recorded as an extinguishment charge of $214,858. As noted above, the Series A Debentures contained a beneficial conversion feature. The amount of the beneficial conversion feature associated with the $125,000 face value of the Series A Debentures amounted to $89,857 and was recorded as additional paid in capital. The discount will be amortized over the debt term using the effective interest method. The amortization of the debt discount associated with the beneficial conversion feature was $ 1,998 for the nine month period ended December 31, 2005.

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

      The proceeds of $100,000 were allocated to the debentures and warrants based upon the relative fair values. The warrants were valued at $63,158 and were amortized to the earliest date the debenture was convertible which was during the quarter ended September 30, 2005. The fair value of the warrants was determined using the Black Scholes Valuation Model. The remaining $36,842 applies to the beneficial conversion feature which is amortized using the effective interest method over the debt term. The relative fair value of the warrants and the beneficial conversion feature is greater than the fair value of the debt, resulting in a debt discount of $100,000. Amortization for the nine month period ended December 31, 2005 was $63,246.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


(C) In October, 2005, the Company issued $100,000 of its 10% secured convertible debenture due October, 2007 and warrants to purchase common stock to The Nutmeg Group,LLC. The debenture is convertible at the option of the holder into shares of common stock based on beneficial ownership percentages as defined. The warrants will be exercisable into common stock at $.15 per share and the unexercised warrants will expire December 31, 2010. The debenture and warrants were issued for $100,000 cash less $11,250 for a fixed non-accountable allowance to cover due diligence expenses.

      The proceeds of $100,000 were allocated to the debentures and warrants based upon the relative fair values .The warrants were valued at $78,261 and were amortized to the earliest date the debenture was convertible which was during the quarter ended December 31, 2005.The fair value of the warrants was determined using the Black Scholes Valuation Model. The remaining $21,739 applies to the beneficial conversion feature which is amortized using the effective interest method over the debt term .The relative fair value of the warrants and the beneficial conversion feature is greater than the fair value of the debt, resulting in a debt discount of $100,000. Amortization for the nine month periods ended December 31, 2005 was $78,262.

(d) In December 2005, the Company issued convertible promissory notes for proceeds of $50,000. The notes bear interest at 8% and are due in one year. The notes are convertible, at the holder's option, into shares of the Company's common stock based on a conversion price as defined.

      The relative fair value of the beneficial conversion feature is greater than the fair value of the debt, resulting in a debt discount of $50,000. The debt discount is amortized over the debt term using the effective interest method. Amortization for the period ended December 31, 2005 was $5.

STOCKHOLDERS' EQUITY

ISSUANCES OF COMMON STOCK AND WARRANTS

During the nine month  period  ended  December  31,  2005,  the  Company  issued
31,564,303 shares of common stock, as follows: 3,114,286 shares for cash proceeds of $211,300; 1,300,162 shares for the exercise of warrants in a cashless transaction; 13,948,855 shares for consulting and non-employee related services; 550,000 shares in liquidation of a note payable, 6,551,000 shares for employee related services, and 6,100,000 shares for the exercise of employee stock options. The Company recorded stock-based compensation during the nine months ended December 31, 2005, in all instances, based upon the closing market price on the date the stock was issued for purposes of fair value. This resulted in charges to operations of $1,606,935 for consulting and non-employee related services and $665,159 for employee related services. These charges are included in Consulting and Professional Services and Salaries and related costs in the accompanying unaudited condensed statements of operations.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


During the nine months ended December 31, 2005, the Company issued warrants to acquire 6,420,716 shares of common stock, as follows: 5,571,430 warrants to the Company's convertible debenture holders (see Note 4) and 849,286 warrants in connection with service providers. Warrants issued for services were valued at fair value on the date issued using the Black Scholes Valuation Model. The charge to operations of $250,660 is included in the caption Consulting and Professional Services in the accompanying statement of operations. (The Black Scholes Valuation Model requires the use of subjective estimates. Management estimated the future volatility and the risk free rate of return for issuances during the nine months ended December 31, 2005 at 360% and 3.0%, respectively.)

The Company placed 13,000,000 shares of its common stock in escrow with its transfer agent in anticipation of future exercises of stock options issued under the Company's stock option plans.

In November and December, 2005, the Company received $35,000 for the future issuance of 700,000 shares of common stock at a purchase price of $0.05 per share. These shares were issued in January, 2006.

ISSUANCES OF STOCK OPTIONS

During the nine months ended December 31, 2005, the Company granted stock options to acquire an aggregate 11,350,000 shares of common stock to the Company's Chief Executive Officer, Chief Operating Officer and Executive Vice President. Also, during the nine months ended December 31, 2005, the Company granted stock options to acquire an aggregate of 1,600,000 shares of common stock to the Company's Directors. These options are exercisable at exercise prices ranging from $0.125 to $3.00 per share and will expire on April 20, 2011.

In addition, the Company also granted stock options to acquire an aggregate 8,350,000 shares of common stock to the Company's Chief Executive Officer, Chief Operating Officer and Executive Vice President, as well as an aggregate of 900,000 shares of common stock to the Company's Directors. These options are exercisable at exercise prices ranging from $0.05 to $0.33 per share and will expire on December 31, 2014.

During the nine months ended December 31, 2005, the Company granted stock options to acquire an aggregate 8,750,000 shares of common stock to its employees. These options are exercisable at a $.01 discount to the lowest bid price of the common stock of the Company on the day of exercise.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


The Company accounts for stock options to employees using the intrinsic method and to non-employees and to directors using the fair-value method. The intrinsic method resulted in compensation expense of $115,500 related to the employee stock options for the nine months ended December 31, 2005. The fair value of the Director stock options, applying the Black-Scholes methodology, amounted to $248,000.

DEFERRED COMPENSATION

Deferred compensation, related to equity issuances, is charged to operations over the periods of contractual performance for consultants and service providers and over vesting periods for employees. Deferred compensation related to future periods as of April 1, 2005 amounted to $588,869. Amortization of all sources of deferred compensation during the period amounted to $207,999. Deferred compensation related to future periods as of December 31, 2005 amounted to $210,925.

NUTMEG SUBSCRIPTION AGREEMENT

During May 2004, the Company entered into a Subscription Agreement with an unaffiliated investor. Under the terms of the Subscription Agreement, the Company received cash of $950,000 (net of $50,000 of expenses) during the year ended March 31, 2005. The Company is to receive additional cash of $750,000 within five days of registering the common shares and warrants issued as a result of the Subscription Agreement. The number of common shares to be issued is equal to the amount received divided by the lesser of a) $.20 per share, b) 57% of the average closing bid price for common stock on the two trading days immediately prior to closing on the sale or c) 57% of the average closing bid price of the Company's common stock on the two trading days immediately prior to the date on which the registration statement is declared effective ("Fixed Price"). The proceeds from this transaction have been classified as Stock Settlement Liability at December 31, 2005. In addition, the Subscription Agreement provides for the issuance of warrants equal 50% of the purchase price of the common stock divided by the Fixed Price. The warrants expire in December, 2008 and are exercisable at 71.25% of the average closing bid price for common stock on the two trading days immediately prior to filing a

5. STOCKHOLDERS' EQUITY (CONTINUED)

NUTMEG SUBSCRIPTION AGREEMENT (Continued)

registration statement with the Securities Exchange Commission (the Company is required to register the aforementioned shares as well as the shares underlying common stock warrants).

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FIFANCIAL STATEMENTS
                                DECEMBER 31,2005


As a result of the above Subscription Agreement, at December 31, 2005, the Company has issued 7,572,284 shares of unregistered common stock, which represents the minimum number of shares to be issued under the Subscription Agreement in exchange for cash received through September 30, 2005. The ultimate number of shares to be issued is indeterminate as the number of shares is dependent on the Company's closing bid price when a registration statement is declared effective. As a result, the $950,000 of cash received under the Subscription Agreement through December 31, 2005 is included in liabilities.

At December 31, 2005 and 2004, the Company measured the value of the shares to be issued under the Subscription Agreement through December 31, 2005 and 2004, respectively, based on the Company's closing bid price at December 31, 2005 and 2004 respectively, compared to the actual shares issued. As a result of this measurement, an additional $1,192,000 and $768,000 was charged to operations in the caption Derivative Loss during the nine months ended December 31, 2005 and 2004, respectively.

PRO FORMA STOCK COMPENSATION INFORMATION

The following table reflects supplemental financial information related to stock-based employee compensation for the nine months ended December 31, 2005 and 2004, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                               December 31,     December 31,
                                                                                   2005             2004
                                                                               -----------------------------
Loss applicable to common shareholders, as reported                            $(5,069,748)     $(3,740,647)
Stock-based employee compensation, as reported                                     665,750          174,985
Stock-based employee compensation under the fair value method                   (2,886,583)        (964,256)
                                                                               -----------------------------
Pro-forma loss applicable to common shareholders under fair
    value method                                                               $(7,290,581)     $(4,529,918)
                                                                               =============================
Loss applicable to common shareholders per share, as reported                  $     (0.05)     $     (0.05)
                                                                               =============================
Pro-forma  loss  applicable  to common  stockholders  per share
    under fair value method                                                    $     (0.07)     $     (0.06)
                                                                               =============================

The following table reflects supplemental financial information related to stock-based employee compensation for the three months ended December 31, 2005 and 2004, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                     December 31,    December 31,
                                                                         2005           2004
                                                                    -----------------------------
Loss applicable to common shareholders, as reported                 $(1,384,819)     $(1,225,052)
Stock-based employee compensation, as reported                           48,017          872,569
Stock-based employee compensation under the fair value method          (595,616)       1,894,589
                                                                    -----------------------------
Pro-forma loss applicable to common shareholders under fair
    value method
                                                                    $(1,932,418)     $  (203,032)
                                                                    =============================
Loss applicable to common shareholders per share, as reported       $     (0.01)     $     (0.01)
                                                                    =============================
Pro-forma  loss  applicable  to common  stockholders  per share
    under fair value method                                         $     (0.02)     $     (0.00)
                                                                    =============================

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


6. COMMITMENTS AND CONTINGENCIES

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

7. SUBSEQUENT EVENTS

Equity Transactions:

During the period January 1, 2006 through February 10, 2006 the following equity transactions occurred:

On January 18, 2006, the company provided incentive stock and options as follows; (i) 4,800,000 shares granted and 4,800,000 options granted to officers. The price of the options issued is $0.037 per share and they expire December 31, 2012. (ii) 1,270,000 shares granted and 1,510,000 options granted to employees. The price of the options issued is $0.037 per share and they expire December 31, 2008. and (iii) 600,000 shares granted and 900,000 options granted to directors. The price of the options issued is $0.037 per share and they expire December 31, 2012..

On January 20, 2006, the Company issued a Convertible Promissory Note in the amount of $25,000 bearing interest at 8% per annum. The note is convertible into shares of common stock based on beneficial ownership percentages as defined. The note was issued for cash and matures on January 20, 2007.

The Company issued 4,675,478 shares of its common stock in consideration for professional services performed by unrelated third parties.

On January 23, 2006, the Company issued 1,000,000 shares to an accredited investor for a purchase price of $0.05 per share.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


On February 6, 2006, the company granted stock options to acquire an aggregate 6,900,000 shares of common stock as follows; (i) 5,500,000 shares to its employees and (ii) 1,400,000 shares to consultants. These options are exercisable for six months at a $.02 discount to the lowest bid price of the common stock of the Company on the date of exercise.

On February 6, 2006, the Company placed 6,900,000 shares of common stock to be held in escrow for its 2006 Stock Option Plan for the benefit of the Adzone Stock Option Holders.

On  February  2, and  February  8,  2006,  several  warrants  holders  converted
2,799,683   warrants  into  1,644,377   shares  of  common  stock,  in  cashless
transactions.

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

RESULTS OF OPERATIONS
Nine Months Ended December 31, 2005 and December 31, 2004

Revenues: Revenues for the nine months ended December 31, 2005 amounted to $139,993, compared to $244,423 for the nine months ended December 31, 2004. The current period revenues were derived from a license agreement related to the commercial application of the Company's technologies, and from its cyber security division. The prior year period's revenues were derived from a $150,000 firm, fixed-price contract (including a $50,000 option that was exercised) with the U.S. Department of Defense for use of our fully automated NetGet (C)
Internet decryption service. The Company has recorded revenue on this fixed price contract on a straight-line basis, as earned, based upon the contract performance period of six months. The straight-line basis was considered appropriate for this contract because our deliverables, consisting solely of computer-generated activity reports, are delivered to the customer on a daily basis over the nine month period contracted. While the Company expects future revenue producing government contracts, no additional contracts have been executed at this date.

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

Consulting and professional services: Consulting and professional services for the nine months ended December 31, 2005 amounted to $1,353,633 compared to a
$1,367,954 for the nine months ended December 31, 2004. The decrease was attributable to the reduction in the engagement of firms to raise capital, assist in contract negotiation and acquisition and assist in seeking strategic merger/acquisition candidates. During the nine months ended December 31, 2005, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see Note 5 to the Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company's consultants on an extended basis.

Salaries and related: Salaries and related for the nine months ended December 31, 2005 amounted to $1,370,721 compared to $1,041,161 for the nine months ended December 31, 2004. The increase relates to a higher head count compared to the same period last year and the issuance of stock grants to employees..

General and administrative expenses: General and administrative expenses amounted to $775,520 for the nine months ended December 31, 2005, compared to $520,726 for the nine months ended December 31, 2004. The increase is largely attributable to the issuance of options to Directors, the penalty on the Nutmeg Subscription Agreement and increased travel expenses necessary to access customers.

Depreciation and amortization: Depreciation and amortization amounted to $11,917 for the nine months ended December 31, 2005, compared to $5,821 for the nine months ended December 31, 2004. The increase was attributable to higher levels of fixed assets in the current period. While the Company has no commitments to acquire property and equipment, significant levels of future revenue producing contracts, if any, will require comparable significant investments in fixed assets.

Other income (expense): Other income (expense) amounted to $(1,695,439) for the nine months ended December 31, 2005, compared to ($830,134) for the nine months ended December 31, 2004. The components of other income (expense) are as follows for the nine months ended December 31, 2005 and 2004:

                                                      2005             2004
                                                 ----------------------------
Other income (expense)
         Interest income (expense), net (a)     $  (272,581)     $   (62,134)
         Extinguishment losses (b)                 (230,858)              --
         Derivative loss (c)                     (1,192,000)        (768,000)

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

Preferred stock dividends and accretions: Preferred stock dividends relate to cumulative dividend features associated with the Company's Series A and Series B Preferred Stock. Preferred stock accretions relate to the amortization of discounts associated with beneficial conversion features on the Company's Series A and Series B Preferred Stock. Preferred stock dividends and accretions decreased from $177,274 during the nine month period ended December 31, 2004 to $2,511 during the nine month period ended December 31, 2005. The decrease in preferred stock dividends and accretions between periods is attributable to the conversions of Series A and Series B preferred stock during the prior fiscal year. For purposes of computing loss attributable to common stockholders, net loss is reduced by preferred stock dividends and accretions.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(5,067,237) and used cash of $(1,056,263) in conducting its operations during the nine months ended December 31, 2005. In addition, the Company has a working capital deficiency of $(3,344,540) as of that date. These recurring conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2006 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $207,190, coupled with (i) an outstanding contingent commitment for approximately $750,000 in connection with the Nutmeg Subscription Agreement (see Note 5) and (ii) proceeds of $100,000 from subsequent offerings (see Note 7), will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

      a. Management does not believe that the significant level of cash used in operations during the nine months ended December 31, 2005 ($1,056,263) is indicative of cash flow usage during the next four fiscal quarters.

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

      d. The Company's working capital deficiency of $(3,344,540) includes a stock settlement liability of $2,610,000 that can be settled with registered equity securities upon the effectiveness of a related registration statement. However, obtaining an effective registration statement is presumed not to be within management's control. In the event that an effective registration statement related to these instruments can not be obtained, management believes that it can renegotiate the terms of the underlying instruments to provide for fulfillment with equity securities of the Company. There can be no assurances, though, that management would be successful in such negotiations.

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

The Company has introduced a new product called Online Predator Profiling System
(OPPS) Developed with the help of a number of law enforcement departments for identifying and tracking online predators as well as finding missing children, and has started taking orders for same.

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

LIQUIDITY
December 31, 2005 compared to March 31, 2005

The Company has working capital deficit of $(3,344,540) as of December 31, 2005 compared to $(1,611,881) as of March 31, 2005. Net working capital of $908,436 was generated from financing activities during the nine months ended December 31, 2005, consisting primarily of proceeds from the sale of common stock to third parties, the exercise of stock options by employees and borrowings under Convertible Debentures (See Note 4 to the Unaudited Condensed Financial Statements). The working capital generated from these financing activities was diminished by $(1,056,263) and $(27,986) from operating and investing activities, respectively. Operating activities during the nine months ended December 31, 2005 reflected significant continuing operating losses. Investing expenditures relate to upgrades in the Company's computer network and loans issued to third parties.

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

In October, 2005, the Company issued $100,000 of 10% secured convertible debentures due October, 2007 and warrants to purchase common stock. The debenture is convertible at the option of the holder into shares of common stock based on beneficial ownership percentages as defined. The warrants will expire December 31, 2010. The debenture and warrants were issued for $100,000 cash.

In December, 2005, the Company issued $50,000 of 8% convertible promissory notes due December 2006 to purchase common stock. The notes are convertible at the option of the holders into shares of common stock based on beneficial ownership percentages as defined. The notes were issued for $50,000 cash.

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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities described below represent AdZone securities sold by it for the period starting from October 1, 2005 to December 31, 2005 that were not registered under the Securities Act of 1933, as amended, all of which were issued by AdZone pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

On October 18, 2005, in light of current projects and potential contracts, 2,675,000 shares of common stock representing continuity bonuses were issued as follows: (i) 2,215,000 shares to employees, (ii) 450,000 shares to directors and
(iii) 10,000 shares to consultants. The price of the shares issued was $0.044 per share.

On December 15, 2005, in light of current projects and potential contracts, 135,000 shares of common stock representing continuity bonuses were issued as follows; (i) 100,000 shares to employees. (ii) 15,000 shares to directors and
(iii) 10,000 shares to a consultant. The price of the shares issued was $0.04 per share.

On December 16, 2005, 96,000 shares of common stock was issued to an employee as a bonus for a special project. The price of the shares issued was $0.04 per share.

The  issuance of the  aforementioned  securities  was exempt  from  registration requirements  of the  Securities  Act of 1933  pursuant to Section  4(2) of such
Securities  Act  and  Regulation  D  promulgated   thereunder   based  upon  the
representations of each of the purchasers that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities .

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


ADZONE RESEARCH, INC.


/s/ Charles Cardona              Chief Executive Officer,     February, 17, 2006
---------------------------      Principal Accounting
Charles Cardona                  Officer and Director

ADZONE RESEARCH, INC.
EXHIBIT INDEX


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