Form 10QSB/A
period 2004-09-30
ADZONE RESEARCH INC
filed 2006-04-13
CIK 1102013

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

                              ADZONE RESEARCH, INC.
              FORM 10-QSB/A FOR THE PERIOD ENDED SEPTEMBER 30, 2004


                                      INDEX

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS:

         CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2004 AND
           MARCH 31, 2004 ...................................................  4

         CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
           MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 .........................  5

         CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX
           MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 .........................  7

         CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
           ENDED SEPTEMBER 30, 2004 AND 2003 ................................  8

         NOTES TO CONDENSED FINANCIAL STATEMENTS ............................  9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS ............................... 23

ITEM 3.  CONTROLS AND PROCEDURES ............................................ 28

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .................................................. 30

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
           PROCEEDS ......................................................... 31

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................... 32

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS ................. 33

ITEM 5.  OTHER INFORMATION .................................................. 34


ITEM 6.  EXHIBITS ........................................................... 35

SIGNATURES .................................................................. 36

                     PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                      SEPTEMBER 30, 2004 AND MARCH 31, 2004

                                                     SEPTEMBER 30,        MARCH 31,
                                                          2004              2004
                                                     --------------    --------------
                                                       unaudited/         (audited)
                                                       (Restated)
                                                        (Note 5)
ASSETS
Current assets:
   Cash                                              $      721,581    $      622,797
   Accounts receivable                                      157,378                --
   Other prepaid expenses                                    27,635           134,272
                                                     --------------    --------------
Total current assets                                        906,594           757,069
Property and equipment, net                                  19,893            10,423
Other assets                                                 13,245            38,355
                                                     --------------    --------------
Total assets                                         $      939,732    $      805,847
                                                     ==============    ==============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable                                  $      121,044    $      297,972
   Accrued compensation                                      40,000           160,926
   Current notes payable                                     50,506            62,787
   Stock settlement liability                             1,500,000                --
                                                     --------------    --------------
Total current liabilities                                 1,711,550           521,685

Notes payable                                               166,783           166,783

Commitments and contingencies (Note 4)                           --                --

Stockholders' (deficit) equity:
   Preferred stock                                          635,030           518,816
   Common stock                                              83,217            70,832
   Common stock to be issued                                 45,000                --
   Additional paid-in capital                             7,998,201         6,690,030
   Accumulated deficit                                   (9,667,284)       (7,129,534)
   Other stockholders' equity                               (32,765)          (32,765)
                                                     --------------    --------------
Total stockholders' (deficit) equity                       (938,601)          117,379
                                                     --------------    --------------

Total liabilities and stockholders'
   (deficit) equity                                  $      939,732    $      805,847
                                                     ==============    ==============

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                           2004              2003
                                                      --------------    --------------
                                                        (Restated)
                                                         (Note 5)
Net contract revenues                                 $      100,000    $       24,969
                                                      --------------    --------------

Operating costs and expenses:
   Cost of contract revenues                                  32,000            19,758
   Consulting and professional services                      346,834           161,551
   Salaries and related                                      345,440         1,303,578
   General and administrative                                173,143           142,905
   Depreciation and amortization                               1,941               544
                                                      --------------    --------------
                                                             899,358         1,628,336
                                                      --------------    --------------
Loss from operations                                        (799,358)       (1,603,367)

Derivative loss                                             (370,000)               --
Other income (expense), net                                   (1,787)           (4,881)
                                                      --------------    --------------
Net loss                                              $   (1,171,145)   $   (1,608,248)
                                                      ==============    ==============

Reconciliation of net loss to loss
  applicable to common stockholders:
   Net loss                                           $   (1,171,145)   $    1,608,248)
   Preferred stock dividends and accretion                   (37,905)          (95,412)
                                                      --------------    --------------
   Loss applicable to common stockholders             $   (1,209,050)   $    1,703,660)
                                                      ==============    ==============

Loss per common share:
   Basic and diluted loss per common share            $        (0.02)   $        (0.03)
                                                      ==============    ==============

Shares used in computing basic and diluted
  loss per common share                                   80,970,752        61,782,346
                                                      ==============    ==============

See accompanying notes.

                             ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                         2004              2003
                                                    --------------    --------------
                                                      (Restated)
                                                       (Note 5)
Net contract revenues                               $      150,000    $       64,094
                                                    --------------    --------------

Operating costs and expenses:
   Cost of contract revenues                                42,000            60,486
   Consulting and professional services                    912,205           161,551
   Salaries and related                                    757,481         1,363,224
   General and administrative                              252,062           197,262
   Depreciation and amortization                             3,881             1,088
                                                    --------------    --------------
                                                         1,967,629         1,783,611
                                                    --------------    --------------
Loss from operations                                    (1,817,629)       (1,719,517)

Derivative loss                                           (550,000)               --
Other income (expense), net                                 (3,567)          (12,269)
                                                    --------------    --------------
Net loss                                            $   (2,371,196)   $   (1,731,786)
                                                    ==============    ==============

Reconciliation of net loss to loss
  applicable to common stockholders:
   Net loss                                         $   (2,371,196)   $   (1,731,786)
   Preferred stock dividends and accretion                (166,554)          (95,412)
                                                    --------------    --------------
   Loss applicable to common stockholders           $   (2,537,750)   $   (1,827,198)
                                                    ==============    ==============

Loss per common share:
   Basic and diluted loss per common share          $        (0.03)   $        (0.03)
                                                    ==============    ==============

Shares used in computing basic and diluted
  loss per common share                                 76,836,416        53,473,954
                                                    ==============    ==============

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
                                                    ============   ============   ============   ============

                              ADZONE RESEARCH, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                        September 30,     September 30,
                                                                            2004              2003
                                                                       --------------    --------------
                                                                          (Restated)
                                                                           (Note 5)
OPERATING ACTIVITIES
Net loss                                                               $   (2,371,196)   $   (1,731,786)
   Adjustments to reconcile net loss to net cash flows from
     operating activities:
        Common stock issued for services                                      657,179         1,744,431
        Derivative loss                                                       550,000                --
        Warrants and options issued to non-employees  for services            307,110                --
        Employee stock-based compensation                                      83,265                --
        Depreciation                                                            3,881             2,553
        Changes in operating assets and liabilities:
           Accounts receivable                                               (157,378)          (24,969)
           Prepaid expenses and other current assets                          106,637            17,750
           Other assets                                                        25,110           (79,065)
           Accounts payable and accrued expenses                             (297,854)         (268,789)
                                                                       --------------    --------------
Net cash flows from operating activities                                   (1,093,246)         (339,875)
                                                                       --------------    --------------

INVESTING ACTIVITIES
Purchases of equipment                                                        (13,351)               --
Increase in restricted cash                                                        --                --
                                                                       --------------    --------------
Net cash flows from investing activities                                      (13,351)               --
                                                                       --------------    --------------

FINANCING ACTIVITIES
Proceeds from sales of common stock, preferred stock and warrants, net of $150,000 and $78,839 of offering expenses in 2004 and 2003,
  respectively                                                                101,683            47,600

Proceeds from stock settlement liability                                      950,000                --

Proceeds from the exercise of employee stock options                          293,063                --

Payment for the redemption of warrants                                        (76,744)               --

Payments for preferred stock dividends                                        (50,340)           (4,220)

Payments on principal received from notes payable                             (12,281)          140,217

Cash paid for costs and expenses
  related to raising capital                                                       --           (78,839)

Sale of preferred stock                                                            --           348,500

Payments to acquire treasury stock                                                 --            (2,215)
                                                                       --------------    --------------

Net cash flows from financing activities                                    1,205,381           451,043
                                                                       --------------    --------------

Net increase in cash                                                           98,784           111,168
Cash at beginning of year                                                     622,797             8,084
                                                                       --------------    --------------
Cash at end of year                                                    $      721,581    $      119,252
                                                                       --------------    --------------

SUPPLEMENTAL DISCLOSURES
Cash paid for interest                                                 $           --    $        2,239
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
                                                   ============    ============

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

3. STOCKHOLDERS' EQUITY (continued)

                          NUTMEG SUBSCRIPTION AGREEMENT

On May 20, 2004, the Company executed a Subscription Agreement with The Nutmeg Group, L. L. C., a U. S. Virgin Islands limited liability company, for the sale of common stock and warrants. The aggregate selling price was $1,750,000 (increased on July 23, 2004 to $1,850,000) to be received in four traunches as follows: (1) $400,000 by May 20, 2004 (net proceeds of $320,000 were received for 3,457,217 shares and warrants to acquire 1,728,609 shares of common stock);
(2) $600,000 by June 4, 2004 (net proceeds of $530,000 were received for 3,289,474 share of common stock and warrants to acquire 1,644,737 shares of common stock); (3) $100,000 on July 23, 2004 (net proceeds of $100,000 were received for 825,593 shares of common stock and warrants to acquire 412,797 shares of common stock); and, (4) $750,000, at the option of the Company, within five (5) days of the date that a Registration Statement covering the underlying securities in this agreement is declared effective by the U. S. Securities and Exchange Commission. The number of shares issued and/or to be issued is stated to be equal to the purchase price divided by the lesser of a) $0.20 per share;
b) 57% of the average closing bid price for the Company's common stock on the two trading days prior to the closing of the respective traunche; or c) 57% of the average closing bid price for the Company's common stock on the two (2) trading days prior to the date on which the Registration Statement covering the underlying shares in this agreement is declared effective by the U. S. Securities and Exchange Commission. The proceeds from this transaction have been classified as stock settlement liability in the accompanying condensed balance sheets.

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

                                                         Preferred
                                                           Stock           Warrants         Proceeds
                                                       --------------   --------------   --------------
Series A Preferred Stock:
   Initial allocation                                  $      197,525   $      150,975   $      348,500
                                                                        ==============   ==============
   Beneficial conversion feature included in
     additional paid-in capital                              (145,997)
                                                       --------------
   Initial carrying value of the preferred stock       $       51,528
                                                       ==============


Series B Preferred Stock:
   Initial allocation                                  $      133,853   $      176,147   $      310,000
                                                                        ==============   ==============
   Beneficial conversion feature included in
     additional paid-in capital                              (133,853)
                                                       --------------
   Initial carrying value of the preferred stock       $           --
                                                       ==============

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

ADZONE RESEARCH, INC.                                  April 13, 2006


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