Form 10KSB
period 2006-03-31
ADZONE RESEARCH INC
filed 2006-07-14
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark one)

|X|   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of
      1934

                    For the fiscal year ended March 31, 2006

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


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Check whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenues for the fiscal year ended March 31, 2006 were $154,781.

The aggregate market value of voting common equity held by non-affiliates as of June 30, 2006 was approximately $13,511,288 using the closing price of AdZone's common stock of $0.07 per share on June 30, 2006. As of July 6, 2006, there were 193,018,402 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                              ADZONE RESEARCH, INC.
                                   FORM 10-KSB

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006

                                      INDEX

                                     PART I

                                                                            Page

Item 1.   Description of Business                                             1
Item 2.   Description of Property                                             7
Item 3.   Legal Proceedings                                                   7
Item 4.   Submission of Matters to a Vote of Security Holders                 7

                                     PART II

Item 5.   Market for Common Equity and
            Related Stockholder Matters                                       8
Item 6.   Management's Discussion and Analysis or Plan of Operation          10
Item 7.   Financial Statements                                               17
Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                              17
Item 8A.  Controls and Procedures                                            19
Item 8B.  Other Information                                                  20

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(A) of the Exchange Act.               20
Item 10.  Executive Compensation                                             22
Item 11.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  26
Item 12.  Certain Relationships and Related Transactions                     27
Item 13.  Exhibits                                                           27

                                     PART IV

Item 14.  Principal Accountant Fees and Services                             29

SIGNATURES                                                                   31

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

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

We were incorporated in Delaware on May 31, 1994 under the name Executive Help Services, Inc. for the purpose of developing an Internet web site that would offer planning of professional office space and design of modular office furniture with direct ordering capabilities. From our inception until June 1999, we had no significant operations. In June 1999, we began to offer our products and services through an e-commerce website, "www.modularoffice.com", which offered office furnishings to businesses ranging in size from small businesses operating in home offices to large corporate customers.

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

On August 10, 2001, we closed an Agreement and Plan of Share Exchange with AII whereby we exchanged 18,000,000 shares of our restricted common stock for 100% of the issued and outstanding common stock of AII. Immediately thereafter, we effected a merger of the two entities with AII as the surviving entity. At the time of the merger, we changed our corporate name to AdZone Research, Inc. and our trading symbol was changed to "ADZR."

Since our merger with AII, we have continued the business of AII as an Internet advertising research firm engaged in the extraction of data through the monitoring of Internet websites. The extracted data are then used to provide various market research statistics and other focused information as requested by AdZone's clients. There is considerable competition in the internet advertising business worldwide, and we have not been able to successfully establish a profitable business.

In June 2002, AdZone concluded a Systems Integrator Agreement with the Raytheon Company under which Raytheon agreed to use its best efforts to obtain systems integrator agreements with smaller technology firms to provide software tools developed by AdZone that would enhance the data analysis capabilities of Raytheon's software or that would more effectively gather data for analysis by Raytheon and any of its systems integrator partners. Raytheon's intent is to demonstrate AdZone's technologies in conjunction with its own technologies to its prospective governmental customers, which include all agencies and departments of the United States government and its approved international allies. This agreement was terminated in August 2005.

In May 2004, AdZone received its first purchase order from a US Defense contractor in connection with using AdZone's technology to monitor the internet for specific information on behalf of the US Government. In the summer and fall of 2004, AdZone delivered data products relating to the May 2004 defense contract. The Company recorded revenue and was paid approximately $150,000 for this through fiscal 2005. There have been no additional purchase orders to date and there are no assurances that this revenue stream will continue.

On September 9, 2004, AdZone Research entered into a Joint Venture/Distribution agreement with Senticore, Inc. and the Justice Fund. Under the agreement, The Justice Fund and Senticore, jointly, licensed the exclusive right to market, service and distribute AdZone's Net Get internet monitoring technology in Asia and South America. For the first year's distribution rights under this agreement, The Justice Fund and Senticore were to pay a fee to AdZone Research of $150,000 each. As a marketing fee in the first year, AdZone was to pay Senticore a fee of $150,000. For Senticore's database of marketing information, The Justice Fund was to pay Senticore a $100,000 fee. In October 2004, the Joint Venture/Distribution agreement was amended to provide for the requirement for each party to pay their respective fees in-kind, i.e., in the same value of registered common stock. It was further agreed that each receiving party would distribute 90% of this stock to their shareholders as a dividend. The payments of in-kind stock were made in December, 2005_. AdZone distributed 90% of Senticore's stock, or approximately 1.2 million shares, to their stockholders as a dividend in August, 2005. AdZone was unable to distribute The Justice Fund shares to shareholders as a dividend because The Justice Fund remained a private Company and the shares were not registered. Senticore did not distribute the AdZone shares to their shareholders as a dividend. AdZone performed under this agreement for under a year by providing Senticore and The Justice Fund access to their Net Get technology. At the end of this fiscal year, neither of the parties were performing under this agreement.

The resulting revenue from this agreement has been deferred and is being recognized over the term of the Distributorship Agreement. At March 31, 2006 and March 31,2005, $132,329 and $167,671, respectively, is associated with this contract and is included in revenue.

At March 31, 2006 the investment in The Justice Fund was written off as a loss, but the liability for the dividend remains.

In December 2004, AdZone began marketing its Cyber Security products and services. The Company has generated approximately $6,000 and $13,000 in revenues for the fiscal years ended March 31, 2006 and March 31, 2005, respectively, from this venture.

During fiscal 2005, the Company raised more than $1 million from the Nutmeg Group through the execution of_their financing agreement. These proceeds were used for working capital, new product development and growth initiatives.

On August 18, 2005, AdZone entered into a Distribution/Subscription agreement with EWANI, Inc. Under the agreement, AdZone will provide EWANI online advertising and market research data using its online monitoring technology for an annual fee of $100,000 in cash or EWANI stock. The payment was not made and neither party has performed under the agreement.

On August 18, 2005, AdZone entered into a Distribution/Subscription agreement with Billy Martin's USA. Under the agreement AdZone will provide Billy Martin's USA online advertising and market research data using its online monitoring technology for an annual fee of $100,000 in cash or Billy Martin's USA stock. The payment was not made and neither party performed under the agreement.

On August 18, 2005, AdZone entered into a Distribution/Subscription agreement with Image Global Solutions, Inc. Under the agreement AdZone will provide Image Global Solutions, Inc. online advertising and market research data using its online monitoring technology for an annual fee of $100,000 in cash or Image Global Solutions, Inc. The payment was not made and neither party performed under the agreement.

On August 18, 2005, AdZone entered into a Distribution/Subscription agreement with ICM Telecommunications, Inc. Under the agreement AdZone will provide ICM Telecommunications, Inc. online advertising and market research data using its online monitoring technology for an annual fee of $100,000 in cash or ICM Telecommunications, Inc. The payment was not made and neither party performed under the agreement.

On October 3, 2005, AdZone entered into an Internet Monitoring agreement with the Justice Fund. Under the agreement AdZone will monitor the internet using its Inter-cept internet monitoring technology for pirated copies of the movie "All In" and 2 planned sequels. The agreement value to AdZone is $100,000 and was paid in October 2005, but not recognized.

During fiscal 2006 AdZone generated revenues of approximately $157,000.The Company added new products in the Cyber-Security, Defense, Law Enforcement and Anti Piracy areas. In the last half of fiscal 2006 the Company's focus shifted to its new law enforcement product, the Online Predator Profiling System (OPPS) and its related products.

Business Description

OPPS Product Description

In November 2005, AdZone introduced a new product called OPPS, (Online Predator Profiling System). This online application is designed to identify and track online sexual predators as well as assist in finding missing children. The OPPS database is a continually updated database of Internet chat rooms activity (The chat rooms were selected with input from law enforcement personnel). The user interface allows searches by screen name, key word and chat room, then allows users to track conversations.

The OPPS family of products includes three products from the OPPS main database. OPPS, the main system is used in house by detectives and is desktop based. OPPS FAST report is designed for quick identification of predator activity or missing children activity for field officers. OPPS ALERT is designed to alert officers when a known predator is chatting, which we anticipate will be released in the second half of 2006.

AdZone's business model is to market and provide these products to law enforcement personnel on an annual subscription basis.

AdZone's objective is to build a growing, profitable business based on licensing the OPPS family of products to help stop sexual predators, to assist in finding missing children, and to make a contribution to society. The marketing plan includes providing the opportunity for local and national businesses to sponsor licenses for law enforcement organizations, and also to sell directly to law enforcement organizations

Product development

The initial structured programming efforts for OPPS began in April of 2005. This programming and testing was to develop a data collection system whereby AdZone could capture and extract information from "chat rooms" leveraging AdZone's existing internet monitoring technology. By the fall of 2005, a multi-protocol IM/chat room client manager (GAIM) was utilized as a means to increase the number of simultaneous chat rooms, which could be monitored. The user interface was developed specifically for law enforcement by allowing single field and multiple word searches of the database. The first "user" version of OPPS was ready for release in July 2005.

OPPS Business Activities and Timeline

o In mid November 2005, AdZone developed a community based sponsorship marketing plan to launch its new Online Predator Profiling System (OPPS) product. This marketing plan envisions sponsors paying for OPPS licenses for law enforcement organizations. This sales approach requires AdZone to match sponsors willing to pay for OPPS licenses with law enforcement organizations that want an OPPS license. This approach was launched as a nationwide law enforcement awareness marketing program.

      AdZone focuses on attracting sponsors in three areas; local businesses that are willing to sponsor local law enforcement organizations, national businesses that are willing to sponsor law enforcement organizations in the communities they conduct business, and developing relationships with non-profit organizations that are committed to supporting and funding tools for the safety of children from predators, especially internet predators.

      AdZone has begun to approach law enforcement organizations and educate them about the value of OPPS. This included a direct mail campaign to approximately 13,000 law enforcement organizations that included OPPS product literature, an explanation of the sponsorship program, and a sponsorship request form.

o In December 2005, the OPPS product was fully functional and the chat room database began to archive chat room activity history. AdZone also received its first sponsor, a Virginia based reality group. In December, 2004, AdZone received 3 additional OPPS licenses from Northern Virginia county police departments. The direct mail sponsorship program to law enforcement organizations has been accelerated.

o From November 2005 through January 2006, AdZone received total OPPS sponsorship requests from approximately 86 law enforcement organizations requesting approximately 2,714 OPPS sponsored licenses. Because OPPS was new to the marketplace and to the law enforcement community, AdZone does not know how realistic the number of total OPPS sponsored license requests is. However, each sponsor request form was filled out in detail and signed by a law enforcement official.

      In addition, in January 2006 AdZone signed a Strategic Alliance agreement with Web Wise Kids. Web Wise Kids is a not for profit organization in Santa Ana, California that is focused on education and protecting children from the dangers of using the internet. Web Wise Kids endorsed the use of OPPS by law enforcement organizations and agreed to work with AdZone to promote OPPS and their sponsorship program. AdZone agreed to donate $3.00 to Web Wise Kids for each OPPS license sold.

o In February 2006, AdZone developed a relationship with Mark Lunsford, whose daughter was brutally slain by a child predator. Mark Lunsford created the Jessica Marie Lunsford Foundation as a non profit organization to lobby for state legislation to protect children from child predators, and to engage in other related activities to protect children. Mark Lunsford supported the use of OPPS by law enforcement organizations and signed an endorsement agreement to actively represent AdZone and OPPS. The agreement includes a monthly donation from AdZone of $2,500 to the Jessica Maria Lunsford Foundation and also a donation of 1% of OPPS gross license proceeds. AdZone also agreed to donate 50,000 AdZone shares to the Jessica Maria Lunsford foundation.

      In February 2006, AdZone introduced an OPPS product extension, the Fast Report. This product operates on laptops and PDA's and allows law enforcement to identify where a missing child's screen name was being used on internet chat rooms This allows law enforcement officers to identify who the child may have been talking with and what they may have been talking about. We believe that this information could help law enforcement quickly locate missing children.

      In addition, in February 2006 AdZone signed an agreement with Sunshine Network for Youth Safety. This not for profit organization was newly formed to raise funds to sponsor OPPS licenses to law enforcement organizations nationwide, create and fund educational programs and materials to keep kids aware of the dangers online, to fund programs to educate kids of the dangers of drugs, and to provide Law Enforcement with additional software tools that will assist them in keeping our children safe. Also, in February 2006, the requests for sponsored OPPS licenses grew in total to approximately 4,857 licenses from approximately 140 law enforcement organizations.

o In March 2006 the requests for sponsored licenses grew to approximately 6,807 from 195 law enforcement organizations. The requests were overwhelming and AdZone did not have the staffing or funds to aggressively pursue sponsors. At that time, AdZone had 17 paid licenses. To develop direct sales of OPPS to law enforcement organizations, AdZone engaged Captain William Murphy. He brought direct experience with law enforcement organizations and insight into their procurement practices.

COMPETITION

AdZone has several competitors in the Internet advertising monitoring area, many of which have financial and other resources that are far greater than its own. AdZone's limited resources may hinder its ability to compete effectively. AdZone's principal competitor is Competitive Media Research (CMR), a division of Taylor Nelson Sofres, which offers advertising expenditure information on close to 300 web sites as well as an online application for accessing certain of its data.

AdZone has many competitors in the movie and music piracy business, many of which have financial and other resources that are far greater than its own. AdZone's limited resources may hinder its ability to compete effectively.

AdZone has no known competitors to our Online Predator Profiling System.

SALES AND MARKETING

AdZone markets its products and services principally through e-mail distributions to selected target markets, through direct sales contacts, through the sales efforts of advisor General Paul Weaver and through its websites, www.AdZoneinteractive.com, and www.AdZoneresearch.com.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

AdZone distributes its products and services electronically through e-mailing its reports to the client, posting such reports to a private website that is accessible to the client, distribution of the report on a CD-ROM, or faxing its reports to the client location. In June 2002, AdZone concluded a Systems Integrator Agreement with Raytheon Company, whereby Raytheon agreed to demonstrate and promote sales of AdZone's proprietary software for defense and security applications. Any such sales of AdZone's software products through Raytheon, therefore, would be completed through sales of Raytheon's own technology with which AdZone's products would be integrated. This agreement was terminated in August 2005.

OPPS is an Online Application. All licensed users gain access to the product, its application and database through the internet.

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

AdZone's inter-cept product for monitoring the internet for movie piracy is active and has one customer agreement valued at $100,000.

AdZone's OPPS product is active and has 17 active paid licensed customers.

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

The Company derived substantially all of its revenues from one major customer.

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

PRODUCTION COSTS

AdZone has expended approximately $491,000 and $498,000 during fiscal 2006 and 2005, respectively, for the maintenance and upgrading of its proprietary software.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

AdZone has not expended any funds for compliance with environmental laws and does not anticipate its business plan will require any such compliance.

EMPLOYEES

AdZone has thirteen full time employees. None of AdZone's employees are represented by a union, and AdZone considers its employee relationships to be good.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

AdZone has not conducted any meetings of shareholders during the preceding quarter.

                                     PART II

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

The following are the high and low closing prices of AdZone's Common Stock for each quarter during the last two fiscal years. These high and low bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

FISCAL YEAR ENDED MARCH 31, 2006

                          High                   Low
                          -----                  -----
First Quarter             $0.17                  $0.12
Second Quarter            $0.16                  $0.12
Third Quarter             $0.09                  $0.04
Fourth Quarter            $0.20                  $0.04

FISCAL YEAR ENDED MARCH 31, 2005

                          High                   Low
                          -----                  -----
First Quarter             $0.56                  $0.20
Second Quarter            $0.32                  $0.16
Third Quarter             $0.24                  $0.09
Fourth Quarter            $0.17                  $0.12

As of March 31, 2006, there were 176,434,965 shares of $0.001 par value common stock of AdZone outstanding and owned by approximately 213 shareholders of record, exclusive of shareholders holding their shares in street name. As of July 6, 2006, there were 193,018,402 shares of $0.001 par value common stock of AdZone outstanding and owned by approximately 213 shareholders of record, exclusive of shareholders holding their shares in street name.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the aggregate number of shares of AdZone's Common Stock that may be issued upon exercise of outstanding options granted to Mr. Charles Cardona, our Chairman of the Board of Directors, and Mr. John Cardona, our Vice Chairman of the Board of Directors of AdZone, and the weighted average exercise price of such options.

                                           Number of            Weighted-
                                       securities to be          average             Number of
                                          issued upon            exercise       securities remaining
                                          exercise of            price of       available for future
                                          outstanding           outstanding        compensation
                                            options,             options,      (excluding securities
                                          warrants and           warrants         referred to in
                                             rights             and rights            column 1
                                        ----------------     ----------------     ----------------
Equity compensation plans approved
  by security holders                                -0-                  -0-                  -0-

Equity compensation plans not
  approved by security holders                 4,000,000                  .98                  -0-

      Total                                    4,000,000                  .98                  -0-

RECENT SALES OF UNREGISTERED SECURITIES

On January 23, 2006, we issued 1,000,000 shares of common stock to Kyle Kennedy for a purchase price of $0.05 per share.

On February 28,2006, we issued 4,000 shares of common stock to Thomas Madigan for a purchase price of $0.05 per share.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of AdZone or executive officers of AdZone, and transfer was restricted by AdZone in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note on Forward-Looking Statements. Certain statements in "Management's Discussion and Analysis or Plan of Operation" below, and elsewhere in this annual report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report beginning on page F-1.

AdZone follows the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

OVERVIEW

We were incorporated in Delaware on May 31, 1994 under the name Executive Help Services, Inc. for the purpose of developing an Internet web site that would offer planning of professional office space and design of modular office furniture with direct ordering capabilities. From our inception until June 1999, we had no significant operations. In June 1999, we began to offer our products and services through an e-commerce website, "www.modularoffice.com", which offered office furnishings to businesses ranging in size from small businesses operating in home offices to large corporate customers.

On August 10, 2001, we closed an Agreement and Plan of Share Exchange with AII whereby we exchanged 18,000,000 shares of our restricted common stock for 100% of the issued and outstanding common stock of AII. Immediately thereafter, we effected a merger of the two entities with AII as the surviving entity. At the time of the merger, we changed our corporate name to AdZone Research, Inc. and our trading symbol was changed to "ADZR."

Our principal executive offices are located at 4062-80 Grumman Boulevard, Calverton, New York 11933 and our telephone number is (631) 369-1100.

RESULTS OF OPERATIONS

Years Ended March 31, 2006 and March 31, 2005.

REVENUES:

Revenues for the year ended March 31, 2006 amounted to $154,781 compared to $332,037 for the same period of the prior fiscal year. This decrease in revenues is primarily attributable to termination of a Department of Defense contract in the amount of $150,000.

Current period revenues of $132,329 are derived from licensing arrangements for commercial applications of the Company's technologies. In addition, the Company derived $6,343 from its cyber security division and $16,109 from its Online Predator Profiling System. Revenues for the prior fiscal year were derived from sales of our Defense Division representing sub-contracting sales to a major defense supply contractor; licensing arrangements for commercial application of the Company's technologies and its cyber security division. While the Company expects similar revenue producing industry contracts in the future, no additional US Government or defense contracts have been entered into as of this date. AdZone does have an intercept contract that it has not recognized the revenue for, and a small and growing number of OPPS licenses.

PRODUCTION EXPENSES:

Salaries, wages and related costs:

For the fiscal year ended March 31, 2006, AdZone incurred wage related costs of $276,921 compared to $381,267 for the same period of the prior fiscal year. This decrease was caused by a reduction in bonuses paid in fiscal 2006 compared to fiscal 2005. The Company has instituted the use of interns to supplement salaried positions for standard monitoring for future contracts. See salaries, wages and related costs under the caption OPERATING EXPENSES, below, for information about stock-based compensation.

Direct occupancy and operating expenses:

For the fiscal year ended March 31, 2006, AdZone incurred operating-related expenses of $214,422 compared to $116,416 for the same period of the prior fiscal year. This increase was due to expanded efforts to develop revenue-producing contracts.

OPERATING EXPENSES:

Salaries and wages and related costs:

For the fiscal year ended March 31, 2006, AdZone incurred wage related costs for marketing of $4,223,461 compared to $1,171,861 for the prior fiscal year. The increase relates to the issuance of stock grants and options to employees in fiscal 2006. In addition, as a result of the adoption of SFAS No. 123r, the Company is required to recognize greater compensation expense for the options issued to employees beginning in January 2006.

Salaries and wages included $3,574,922 and $318,059 of stock-based compensation during the fiscal years ended March 31, 2006 and 2005, respectively. Stock-based awards were made to Company officers and employees to preserve existing cash reserves. The Company has measured compensation associated with stock awards to employees using the closing market price for the Company's trading common stock on the dates of awards and the Black Scholes method for valuing stock options.

Consulting and professional fees:

For the fiscal year ended March 31, 2006, AdZone incurred consulting and professional fees of $2,350,487 compared to $1,705,805 for the prior fiscal year. The increase is due to the greater use of consultants and professionals during the fiscal year. Consultants have been used by the Company to identify revenue opportunities and develop business strategies.

The Company compensated certain consultants and professionals with stock-based compensation. During the fiscal years ended March 31, 2006 and 2005, this expense category included $2,248,028 and $1,748,853 of stock-based compensation. The Company measures the compensation associated with stock awards to consultants and professional service providers using the closing market price for the Company's trading common stock on the date of the award.

General and administrative expense:

For the fiscal year ended March 31, 2006, AdZone incurred general and administrative expense of $1,110,301 compared to $633,935 for the prior fiscal year. General and administrative expenses increased as a result of directors' fees and expanded efforts to develop revenue-producing contracts.

Depreciation and amortization:

Depreciation and amortization expense amounted to $14,153 for the fiscal year ended March 31, 2006 compared to $13,981 for the prior fiscal year. Depreciation increased as a result of certain computer equipment being acquired during the current year. The Company currently has no commitments to acquire property or equipment at this time. However, new revenue producing contracts, when and if awarded, will require the Company to acquire additional computer equipment to support the contracts.

OTHER INCOME (EXPENSE):

Interest expense:

For the fiscal year ended March 31, 2006, AdZone incurred interest expense of $42,980 compared to $5,796 for the same period of the prior fiscal year. Interest has increased due to the addition of debt in fiscal 2006. The increase is a result of the issuance of debt during the fiscal year ended March 31,2006.

Write down of marketable securities:

During the fiscal year ended March 31, 2005, AdZone took a fair market value writedown on certain marketable securities that had been declared as property dividends. The writedown was recorded as of the date of the dividend declaration in the amount of $36,813.

Loss on investment:

During the fiscal year ended March 31, 2006, AdZone recorded a loss in its investment in The Justice Fund in the amount of $150,000.

NET LOSS:

Based upon the aforementioned discussion items, AdZone incurred a net loss of $(12,005,573) for the fiscal year ended March 31, 2006, as compared to a net loss of $(4,653,464) for the fiscal year ended March 31, 2005. This increase in net loss is primarily attributable to ; the loss recognized as a result the extinguishment of the Company's obligation to the Nutmeg Group, increased compensation costs as a result of increased use of stock grants and options and the adoption of SFAS 123r in the fourth quarter.

PREFERRED STOCK DIVIDENDS AND ACCRETIONS:

Preferred stock dividends and accretions relate to the Company's 9% Series A and 9% Series B Preferred Stock. The Company carries its preferred stock based upon amounts allocated to these securities in connection with certain unit offerings during the year. The Company accretes the carrying value to its respective redemption values through periodic charges to retained earnings. Accretions during the years ended March 31, 2006 and 2005 amounted to $-0- and $116,214, respectively. Preferred stock dividends paid which amounted to $3,348 and $61,060 for the fiscal years ended March 31, 2006 and 2005, respectively, plus accretions are reflected as increases in net loss to arrive at loss attributable to common stockholders for purposes of our loss per common share computations. Preferred stock dividends will be recorded so long as the preferred stock is outstanding.

Preferred stock is carried as an equity security in accordance with generally accepted accounting principles. There are no instances, irrespective of how remote, that the holders of preferred stock can require the Company to redeem shares for cash.

LIQUIDITY AND CAPITAL RESOURCES

Conditions raising doubt about the Company's ability to continue as a going concern and management's plans:

The Company's financial statements have been prepared in accordance with generally accepted accounting principles and contemplate that the Company will continue as a going concern for a reasonable period. As noted in the financial statements, the Company incurred a net loss of ($12,005,573) and used cash of ($1,659,083) in conducting its operations during the year ended March 31, 2006. These recurring negative trends raise substantial doubt about the Company's ability to continue as a going concern.

Operating cash flows for fiscal year ended March 31, 2007 are not projected to be sufficient to sustain the Company's operations. However, management currently believes that existing cash reserves of $1,068,871 as of March 31, 2006 will be sufficient to fund operating deficits for a period of approximately twelve months following March 31, 2006. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve months following March 31, 2006:

      a. Management does not believe that the significant level of cash used in operations during the year ended March 31, 2006 ($1,659,083) is indicative of cash flow usage during the next four fiscal quarters. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company's year to date operations.

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

      c. Management does not currently project expending significant levels of cash to acquire equipment to support revenue growth during the next four fiscal quarters. Equipment necessary for the Company's contracts principally relates to computer equipment, which is projected to be sufficient for the foreseeable future. However, the nature of contracts awarded in the future and new OPPS licenses, may result in additional computer hardware and infrastructure expenses.

      d. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses are principally related to employment and facility costs.

Management plans to continue to promote contracts with the U.S. Department of Defense and Commercial uses of its technologies. There can be no assurances that the Company can execute revenue-producing contracts under acceptable terms and conditions.

The Company has introduced a new product called Online Predator Profiling System
(OPPS), developed with the help of a number of law enforcement departments for identifying and tracking online predators as well as finding missing children, and has started taking orders for same.

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves and ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

The capitalization of AdZone through the sale of equity securities, loans and the exercise of options has allowed AdZone to maintain a positive cash position. AdZone has approximately $1,068,871 on hand at March 31, 2006 as compared to $431,790 at March 31, 2005.

Liquidity during fiscal 2006 and 2005 was provided principally through the sales of equity securities, loans and the exercise of options under the Company's stock option plan. There is no guarantee that we will be successful in raising cash from the sale of unregistered securities or through loans. Total proceeds from sales of equity securities were $225,200 during Fiscal 2006 and $1,456,863 during Fiscal 2005. Total proceeds from loans during fiscal 2006 and 2005 were $815,000 and $125,000, respectively.

PLAN OF OPERATION

The Company has initially identified four key potential markets for AdZone's products: businesses engaged in advertising research; agencies of the federal and of state governments, the defense and security industries and law enforcement. The Company's operations will continue to focus on mining of data and other information through the monitoring of Internet websites developed and maintained by independent third parties worldwide. Additionally, if the Company is able to obtain one or more contracts with governmental agencies or other organizations to provide internet monitoring for possible terrorist, cybercrime and/or bioterrorist activities, management intends to use its proprietary software in accordance with the requirements of such respective contracts. AdZone has been very successful in garnering support from many members of Congress.

The Company has introduced a new product called Online Predator Profiling System
(OPPS), developed with the help of a number of law enforcement departments for identifying and tracking online predators as well as finding missing children, and has started taking orders for same.

This direct effort resulted in AdZone receiving a test contract from the Department of Defense in early FY 2003 which ran through parts of the first two quarters of fiscal year end March 31, 2005 (June to the end of September, 2004). The undertaking was successful enough to 1) receive official "validation" from a government-owned testing laboratory of AdZone's ability to find and log the presence of specific information contained in English and other languages communicated over the Internet in a fashion for which these were not meant to be used (a process that took over 5 months for the government to complete), and 2) receipt of a formal commendation to the highest levels of the re-organized U.S. intelligence establishment. While delays have occurred, AdZone is confident it will achieve revenues from this.

In September 2004 AdZone signed a contract with Senticore Inc and The Justice Fund granting rights to distribute its NetGet (TM) Internet monotoring technology for a period of one year in exhange for $300,000. The contract contains three one-year renewal options, at the discretion of the distributor, with a maximum revenue potential of $2.25 million. This contract provides AdZone with marketing and additional services for distribution of the Company's products internationally. It also provides access to additional legal services supporting the Company's anti-piracy efforts. At the end of this fiscal year, neither of the parties was performing under this agreement.

AdZone will face considerable risks in each of its future business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated website decoding, difficulty in completing key business acquisitions, and a shortfall of funding due to AdZone's inability to raise capital in the equity securities market. AdZone is currently dependent upon the sale of equity securities, loans and the exercise of options. AdZone's officers and directors have no formal commitments or arrangements to advance or loan funds to AdZone and do not have any legal requirement to do so.

CONTRACTUAL OBLIGATIONS

The table below reflects the Company's contractual obligations for the next five years.

                              Less than        One to        Three to         After
                               One Year     Three Years     Five Years      Five Years       Total
                              ----------     ----------     -----------     -----------     ----------
Short-term debt               $  955,385     $       --     $        --     $        --     $  955,385

Employment agreements            575,000      1,937,500              --              --      2,512,500

Operating lease obligations       50,188         25,332              --              --         75,520
                              ----------     ----------                                     ----------
                              $1,580,573     $1,962,832              --              --     $3,543,405
                              ==========     ==========                                     ==========

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any additional off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

                                  RISK FACTORS

In addition to other information contained in this Form 10-KSB, the following Risk Factors should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

              RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

WE REQUIRE ADDITIONAL FINANCING IN ORDER TO CONTINUE IN BUSINESS AS A GOING CONCERN, THE AVAILABILITY OF WHICH IS UNCERTAIN. WE MAY BE FORCED BY BUSINESS AND ECONOMIC CONDITIONS TO ACCEPT FINANCING TERMS WHICH WILL REQUIRE US TO ISSUE OUR SECURITIES AT A DISCOUNT, WHICH COULD RESULT IN FURTHER DILUTION TO OUR EXISTING STOCKHOLDERS.

We require additional financing to fund our operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. In addition, any additional equity financing may involve substantial dilution to our stockholders. If we fail to raise sufficient financing to meet our immediate cash needs, we will be forced to scale down or perhaps even cease the operation of our business, which may result in the loss of some or all of your investment in our common stock.

In addition, in seeking debt or equity private placement financing, we may be forced by business and economic conditions to accept terms which will require us to issue our securities at a discount from the prevailing market price or face amount, which could result in further dilution to our existing stockholders.

WE HAVE A HISTORY OF OPERATING LOSSES AND FLUCTUATING OPERATING RESULTS, WHICH RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Since inception through March 31, 2006, we have incurred cumulative losses of $(24,202,380). Our net loss for the fiscal years ended March 31, 2006 and March 31, 2005 were ($12,005,573) and ($4,653,464), respectively. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

Although we are confident that revenues will increase, we also expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative operating cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated July 10, 2006, our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING.

We currently have no legally binding commitments with any third parties to obtain any material amount of additional equity or debt financing. We need immediate funds and may not be able to obtain any additional financing in the amounts or at the times that we may require the financing or, if we do obtain any financing, that it would be on acceptable terms because of the following:

-     We have no assets to pledge as security for the loan

-     We are in poor financial condition

-     We maybe viewed as a high market risk

As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of our development, expansion and expenditures, which could harm our business and the value of our common stock.

WE MAY HAVE TO CURTAIL OR CEASE OUR DEFENSE DIVISION AND MARKETING OF ANTI-TERRORIST SERVICES TO GOVERNMENT SECURITY AGENCIES IF WE DO NOT ENTER INTO REVENUE PRODUCING CONTRACTS ON FAVORABLE TERMS.

Our success of our Defense Division and the marketing of our anti-terrorist services to government security agencies is dependent upon our ability to execute revenue producing contracts for the sale of such services on terms that are generally favorable to us. On September 30, 2004, our agreement with the U.S. Department of Defense was not renewed and terminated. As of the date hereof, we have not entered into a new agreement with the government agency.

There can be no assurance that additional contracts will be executed by us or on terms acceptable to us, if at all. The inability to enter into such contracts may cause us to curtail or cease our Defense Division and the marketing of our anti-terrorist services to government security agencies and may reduce our ability to continue to conduct business operations.

                       RISKS RELATING TO OUR COMMON STOCK

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE.

The market price of our common stock may decline because there are a large number of shares which we are required to issue pursuant to our May 2004 financing, and shares underlying our warrants that may be available for future sale, and the sale of these shares may depress the market price. As of July 6, 2006, there were 193,018,402 shares of common stock issued and outstanding and outstanding options and warrants to purchase up to approximately 61,224,049 shares of common stock. All of the shares included in this prospectus may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o that a broker or dealer approve a person's account for transactions in penny stocks; and

o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and

o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and

o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.


ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required accompanying financial statements begin on page F-1 of this Annual Report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

On November 23, 2005, Aidman, Piser & Co. P.A. (the "Former Accountant") resigned as the auditors for AdZone Research, Inc. (the Company).

On December 9, 2005,the Company engaged Holtz Rubenstein Reminick LLP. (the "New Accountant"),as its certified public accountant. The Company's decision to engage the new Accountant was approved by its Board of Directors on December 9, 2005. A form 8K has been filed as a result of the change.

The report of the Former Accountant on the financial statements of the Company for the fiscal year end March 31, 2005 , did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years and all subsequent interim periods, except that the Former Accountant's opinion in its report on the Company's financial statements expressed substantial doubt with respect to the Company's ability to continue as a going concern for the last fiscal year.

During the Company's last recent fiscal year and the subsequent interim period through the date of resignation, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B, except for the following:

The Former Accountant advised management that they noted deficiencies in internal controls relating to:

o     the valuation of equity securities issued to employee and non-employees;
      and

o the accounting and reporting for preferred stock that had also included the issuance of warrants and beneficial conversion features.

In addition, the Former Accountant advised management that internal controls necessary to develop reliable financial statements did not exist for the two most recent fiscal years ended March 31, 2005 and 2004, respectively.

The Former Accountant advised management that each of these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No, 60. Certain of these internal control weaknesses may also constitute material weaknesses in the Company's disclosure controls.

During the Company's two previous fiscal years and the subsequent period through the date of resignation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

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

The Company has had discussions with the accounting staff (the "Staff") of the SEC with respect to (1) the valuation of equity securities, including options, issued to employees and non-employees and (2) the accounting and reporting for preferred stock that had also included the issuance of warrants and beneficial conversion features. After the Company's discussions with the Staff, and after the Company consulted with its independent registered public accounting firm, the Company determined the need to restate its annual and quarterly financial statements for fiscal 2004. Aidman, Piser & Company, P.A. advised AdZone that each of these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. Management has considered the effects of the financial statement restatements on its evaluation of disclosure controls and procedures and has concluded that weaknesses are present. Our chief executive officer and our principal accounting officer concluded that as of the Evaluation Date our disclosure controls and procedures were not effective, and as of the date of the filing of this report, our chief executive officer and our chief financial officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our principal acconting officer, to allow timely decisions regarding required disclosure.

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

(iiii) implementing more structured financial controls and reporting.

We currently believe we will need to take additional steps to remediate the above-referenced material weaknesses, and we will continue to evaluate the effectiveness of our design and operation of our disclosure controls and procedures on an ongoing basis, and will take further action as appropriate.

Year ending March 31, 2005

It has come to the attention of the company through an independent due diligence process that there is an error in the calculation of the stock settlement liability reported as of March 31, 2005. As a result, the stock settlement liability and related derivative loss, as originally reported in the March 31, 2005 statement of operations, was understated by $462,512. Net loss and accumulated deficit were also understated by this amount. The statements of operations and comprehensive loss, cash flows and changes in the shareholders deficit for the year ended March 31, 2005, presented in the current year financial statements have been restated to correct this error.

We are implementing a better system of controls and review process by our management to avoid similar problems in the future. This is being accomplished by a periodic review of our day to day financial entries by management to avoid any improper entries or issues that need to be resolved in accordance with proper generally accepted accounting principals (GAAP) accounting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

ITEM 8B - OTHER INFORMATION

None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers serving AdZone are as follows:

Name                  Position Held and Tenure      Date First Elected/Appointed
----                  ------------------------      ----------------------------
Charles Cardona*      Chairman of the Board of
                        Directors                            August 2001

Jeffrey Hale          Chief Executive Officer                 May 2006
                        and President

John Cardona*         Vice Chairman of the Board
                        of Directors                          May 2006

Terrance Kent         Chief Operating Officer                 May 2006

Warren Hamburger      Director                               August 2001

Russell Ivy           Director                              January 2001

John Conley           Director                               August 2005

*Charles Cardona and John Cardona are brothers.

The directors named above will serve until the next annual meeting of AdZone's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. Charles Cardona has entered into an employment agreement with AdZone that terminates on December 31, 2009, John Cardona has entered into an employment agreement with AdZone that terminates on December 31, 2009, Jeffrey Hale has entered into an employment agreement that terminates on May 1, 2009 and Terrance Kent has entered into an employment agreement with AdZone that terminates on May 1, 2009. There is no arrangement or understanding between any of the directors or officers of AdZone and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to AdZone's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of AdZone's affairs.

BIOGRAPHICAL INFORMATION

CHARLES CARDONA

Charles Cardona, age 42, has served as AdZone's Chief Executive Officer and Chairman of the Board since AdZone's merger with AdZone Interactive, Inc. in August 2001. From February 2000 to August 2001, Mr. Cardona was President and Chief Executive Officer of AdZone Interactive, Inc., with which AdZone merged in August 2001. From 1992 to February 2000, Mr. Cardona was the President of Owl Data Systems, Inc., a software development Company owned by Mr. Cardona.

On April 28, 2006, Mr. Cardona resigned his position as Chief Executive Officer of the Company, but shall remain Chairman of the Board of Directors.

JEFFREY HALE

Jeffrey Hale, age 49, was employed as the Chief Executive Officer and President on May 1, 2006. From 1995 to 2001, Mr. Hale was Group President OF VNU'S Media Information Group of companies where he developed and implemented growth strategies across the group of businesses. VNU is a Dutch media and marketing information Company. Mr. Hale, as a member of VNU USA's Executive Committee from 1989 to 2001, contributed to growing VNU's United States managed businesses. From 1993 to 2000, Mr. Hale was the President of Competitive Media Reporting, a wholly owned subsidiary of VNU, which monitored and measured media and advertising. In 2001, Mr. Hale left VNU and formed Baltic Ventures, LLC, to develop acquisition strategies with financial backers, provide leadership to start up companies, and to advise companies on growth strategies.

JOHN CARDONA

John Cardona, age 39, is serving as the Chief Operating Officer of AdZone and has served as its Homeland Security Defense Advisor with responsibility for long-term corporate planning and global and operational strategies in the past. From August, 2001 to June, 2002, Mr. Cardona served as President of AdZone. Mr. Cardona did serve as a consultant to Competitrack, a market research Company. Mr. Cardona has also served AdZone as a Director from August 2001 to the present time. From 1990 through August 2001, Mr. Cardona was a director of sales for Competitive Media Reporting, an advertising research firm. Mr. Cardona received a Bachelor of Arts Degree from New York Institute of Technology, Long Island, New York.

On April 28, 2006, Mr. Cardona resigned his position as President and Chief Operating Officer of the Company. On the same date, the Board of Directors appointed him as Vice Chairman of the Board of Directors.

TERRANCE KENT

Terrance Kent, age 54, was employed as the Chief Operating Officer on May 1, 2006. From 1986 to 2001, Mr. Kent was employed at VNU NV a Dutch media and marketing information Company where he held a variety of executive level positions. Beginning as a founding member of VNU's original five-person acquisition team in the United States, Mr. Kent last served as Chief Operating officer for VNU's Media Information Group. In 2001, Mr. Kent was the co-founder of Baltic Ventures, LLC, to work with corporations and investors in the business information and intelligence sector. Mr. Kent received a science and engineering degree from Lehigh University in 1974.

WARREN HAMBURGER

Warren Hamburger, age 53, has been a director of AdZone from August 2001 to the present. He has been a practicing attorney for 21 years during which he has operated his own firm as a sole practitioner. Mr. Hamburger received a Juris Doctor degree from New England School of Law, Boston Massachusetts, and a Bachelor of Science degree in business administration from Duquesne University, Pittsburgh, Pennsylvania.

RUSSELL STOVER IVY

Russell Stover Ivy, age 40, is a Director of AdZone and was President of Executive Help from January 2001 until the merger with AdZone in August 2001. Mr. Ivy has been a consultant to small and medium sized companies for over 20 years. He has been involved in the start-up, design and implementation of numerous business ranging from small financial services corporations to publicly traded telecommunications companies. In 1998, Mr. Ivy was a consultant to IWL Communications, which merged with CapRoc Communications, which was later purchased by McLeod Communications. In 1999 and 2000, Mr. Ivy was a consultant to First Financial Group of America, where he served as Director of Operations. Mr. Ivy continues to consult for companies regarding their operational activities and goals. Mr. Ivy received a Bachelor's degree in international economics from Texas Tech University in 1991.

JOHN CONLEY

John Conley age 80, is a director of AdZone Research, Inc. From 1999 to the present, Mr. Conley has been retired from a career in commercial and military aviation. Prior to his retirement, he was employed by the Department of Military and Naval Affairs from 1953 to 1984. During such time, he also held command of the New York National Guard.

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

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal accounting officer. The Code of Business Conduct and Ethics will be posted on our website at http://www.AdZoneinteractive.com.

ITEM 10 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth all cash and non-cash compensation paid or accrued for services rendered in all capacities to the named Executive Officers for the fiscal years ended March 31, 2006, 2005, and 2004:

                           SUMMARY COMPENSATION TABLE

                                                          Other Annual         Long-Term
                                                          Compensation        Compensation
                                                         (# of Share of    Awards (# Securities
Name and Positions   Year      Salary ($)      Bonus      Common Stock)     Underlying Options)
===============================================================================================
Charles Cardona
                     2006      $153,310
                     2005      $312,624
                     2004      $188,551(2)       0        5,471,151(1)           50,000

John Cardona
                     2006      $153,310
                     2005      $312,624          0
                     2004      $ 83,418(3)       0        5,706,899(1)          100,000

(1) These shares were issued and charged against accrued liabilities in the amount of $160,000.
(2)   Excludes $98,472 that was charged against accrued liabilities.
(3)   Excludes $41,800 that was charged against accrued liabilities.

DIRECTOR COMPENSATION

From time to time the members of the board of directors receive shares of common stock at the discretion of the board for their services. The following table is a list of directors and the amount of shares each one has received as compensation during the year ended March 31, 2006:

--------------------------------------------------------------------------------
     NAME           TITLE                NUMBER OF SHARES       DATE OF ISSUANCE
--------------------------------------------------------------------------------
Warren Hamburger   Director                 150,000            July 18, 2005
                                            100,000            October 18, 2005
                                              5,000            December 15, 2005
                                            300,000            January 18, 2006
                                            120,000            March 6, 2006

Russell Ivy        Director                 105,000            July 18, 2005
                                            250,000            October 18, 2005
                                              5,000            December 15, 2005
                                            300,000            January 18, 2006
                                            100,000            March 6, 2006

John Conley        Director                 100,000            October 18, 2005
                                              5,000            December 15, 2005
                                            300,000            January 18, 2006
                                            115,000            March 6, 2006
                                          ---------            -----------------
                                          1,955,000
                                          =========

No cash compensation was paid to any member of the Board of Directors during the year ended March 31, 2006.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                             Percent of Total
                  Number of Securities         Options/SAR's
                      Underlying           Granted to Employees       Exercise
Name             Options/SAR's Granted        in Fiscal Year         Price/Share     Expiration
----             ---------------------        --------------         -----------     ----------
Charles Cardona           -0-                      -0-                   -0-
John Cardona              -0-                      -0-                   -0-

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                   Number of Unexercised
                                                   Securities Underlying         Value of Unexercised
                Shares Acquired       Value        Options/SARs at FY-End      In-The-Money Option/SARs
Name              On Exercise       Realized      Exercisable/Unexercisable     At FY-End Exercisable
----              -----------       --------      -------------------------     ---------------------
Charles Cardona       -0-              $0                4,000,000                    $60,000
John Cardona          -0-              $0                4,000,000                    $60,000

On February 6, 2006, we entered into an employment agreement with Mr. Charles Cardona, which superseded all prior agreements. In this agreement, Mr. Cardona will continue to serve as our Chief Executive Officer, through December 31, 2009. This agreement contains the following terms and conditions:

Position: Chief Executive Officer

Effective Date: February 6, 2006

BASE SALARY:

2006 - $275,000 annual
2007 - $325,000 annual
2008 - $350,000 annual
2009 - $375,000 annual

The initial base salary shall be reduced to $2,000 per week until such time as the Company reaches a cash flow positive position for at least 1 month, or the Company raises at least $2 Million within 12 months, or management deems that the Company's cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

Bonuses: Quarterly Qualitative Bonus of $ 20,000
         Year end Qualitative Bonus oF $ 50,000

Profitability Bonus: If the Company reaches annual profitability employee will receive a $250,000 bonus plus 250,000 shares in stock.

Mr. Cardona shall receive an annual bonus as follows:

0.5% of the previous years revenues plus 3.5% of the previous years profits plus 0.5% of the transaction price of any acquisition.

The Board of Directors shall at its discretion grant up to an additional $150,000 in bonus to Mr. Cardona on an annual basis.

The Board of Directors shall at its discretion grant up to an additional 3,000,000 options in bonus to the employee on an annual basis at strike prices the Board may determine.

The Board of Directors shall at its discretion grant up to an additional 3,000,000 shares in bonus to the employee on an annual basis.

All bonuses shall be net of payroll taxes.

Stock Options: The employee shall receive options to purchase 3,000,000shares as follows:

      o     Options for 750,000 shares at $.25
      o     Options for 750,000 shares at $.30
      o     Options for 750,000 shares at $.35
      o     Options for 750,000 shares at $.40

Additionally the employee shall receive the following;

3,000,000 options upon the Company achieving $500,000 in total revenues prior to March 31,2007. Options shall be priced at the closing stock bid price the next trading date after $500,000 in revenues have been received.

All the options granted above shall be exercisable for 6 years from the date of granting.

Additionally the Company shall maintain any existing options under previous contracts and option grants.

Additional Incentives: Charles A. Cardona will receive 5% of all sales he is involved with.

Other Agreements: Medical and Dental insurance is fully paid for the employee by the Company during the employment period. Company shall reimburse or pay for reasonable Company vehicle expenses including lease or purchase payments, gas, tolls and repairs. AdZone Research agrees to defend employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to attorney's fee's, legal fee's and miscellaneous expenses. Legal representation for Charles A. Cardona will continue beyond the term of this contract and will continue for the remainder of Charles A. Cardona's life.

The employee shall be reimbursed for any and all reasonable business related expenses upon presentation of an expense report as currently in use as of February, 2006. Any personal expenses reimbursed may be used to reduce outstanding compensation due and or unpaid to the employee.

See May 1, 2006 Subsequent Events for modification of this contract.

On February 6, 2006, the Company entered into an Employment Agreement with Mr. John A. Cardona (Jcardona) which superseded all prior agreements. In this agreement, JCardona will serve as the Company's Chief Operating Officer, through December 31, 2009. This agreement contains the following terms and conditions:

Position: Chief Operating Officer

Effective Date: February 5, 2006

BASE SALARY:

2006 - $275,000 annual
2007 - $325,000 annual
2008 - $350,000 annual
2009 - $375,000 annual

The initial base salary shall be reduced to $2,000 per week until such time as the Company reaches a cash flow positive position for at least 1 month, or the Company raises at least $2 Million within 12 months, or management deems that the Company's cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

Bonuses: Quarterly Qualitative Bonus of $ 20,000
         Year end Qualitative Bonus of $ 50,000

Profitability BONUS:

If the Company reaches annual profitability employee will receive a $250,000 bonus plus 250,000 shares in stock.

JCardona shall receive an annual bonus as follows:

0.5% of the previous years revenues plus 3.5% of the previous years profits plus 0.5% of the transaction price of any acquisition.

The Board of Directors shall at its discretion grant up to an additional $150,000 in bonus to JCardona on an annual basis.

The Board of Directors at its discretion grant up to an additional 3,000,000 options in bonus to the employee on an annual basis at strike prices the Board may determine.

The Board of Directors shall at its discretion grant up to an additional 3,000,000 shares in bonus to the employee on an annual basis.

All bonuses shall be net of payroll taxes.

Stock Options: The employee shall receive options to purchase 3,000,000 (Three Million) shares as follows:

      o     Options for 750,000 shares at $.25
      o     Options for 750,000 shares at $.30
      o     Options for 750,000 shares at $.35
      o     Options for 750,000 shares at $.40

Additionally the employee shall receive the following;

3,000,000 options upon the Company achieving $500,000 in total revenues prior to March 31, 2007. Options shall be priced at the closing stock bid price the next trading date after $500,000 in revenues have been received.

All the options granted above shall be exercisable for 6 years from the date of granting.

Additionally the Company shall maintain any existing options under previous contracts and option grants.

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

The employee shall be reimbursed for any and all reasonable business related expenses upon presentation of an expense report as currently in use as of February, 2006. Any personal expenses reimbursed may be used to reduce outstanding compensation due and or unpaid to the employee.

See May 1, 2006 Subsequent Events for modification of this contract.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 6, 2006, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of AdZone. Also included are the shares held by all executive officers and directors as a group.

                                                                  % of Class
Name and address                     Number of Shares         Beneficially Owned
----------------                     ----------------         ------------------

Charles Cardona                        38,867,422 (1)               15.80%
17 Sunny Line Dr.
Calverton, NY 11933

John Cardona                           35,101,849 (2)               14.27%
118 Overlook Dr.
Aquebogue, NY 11931

Warren Hamburger                        3,318,000                    1.35%
42 Fire Island Ave.
Babylon, NY 11702

Russell Ivy                             2,085,000                    .85%
211 West Sealy Street
Alvin, TX 77511

John Conley                             2,058,000                    .84%
90 Red Creek Road
Hampton Bays, NY 11946

Jeffrey Hale                            4,125,000                    1.68%
128 Bank Street
New York, N.Y. 10014

Terrance Kent                           3,125,000                    1.27%
135 New Jersey Avenue
Lake Hopatcong, N.J. 07849
                                      -----------                 -------
All Executive Officers and
Directors of AdZone as
a Group (7 persons)                    88,680,271                   36.06%
                                      ===========                 =======

The above-referenced percentages are given on a fully-diluted basis for such owner only. We are not assuming in the number of shares outstanding for purposes of this table that all options and rights have been exercised.

(1) Includes 18,1355,000 shares that may be acquired upon exercise of stock options granted to Mr. Cardona at exercise prices ranging from $0.05 to $3.00 per share. Excludes securities owned by John Cardona, Mr. Cardona's brother; 113,500 shares owned by Peter Cardona, Mr. Cardona's brother and 765,000 shares owned by Valerie Cardona, Mr. Cardona's mother, with respect to all of which Mr. Cardona disclaims beneficial ownership. Plus 4,000,000 shares owed to Mr. Cardona under the agreement which he loaned AdZone 4,000,000 shares for the purpose of a stock loan.

(2) Includes 18,355,000 shares that may be acquired upon exercise of stock options granted to Mr. Cardona at exercise prices ranging from $0.05 to $3.00 per share. Excludes securities owned by Charles Cardona, Mr. Cardona's brother; 113,500 shares owned by Peter Cardona, Mr. Cardona's brother and 765,000 shares owned by Valerie Cardona, Mr. Cardona's mother, with respect to all of which Mr. Cardona disclaims beneficial ownership. Plus 4,000,000 shares owed to Mr. Cardona under the agreement which he loaned AdZone 4,000,000 shares for the purpose of a stock loan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In prior periods, our officers advanced various monies to us under formal unsecured note documents bearing interest at 10.0%. The advances were repayable in at least minimum aggregate monthly amounts of approximately $370.

The following table reflects the advances and repayments during each of the two years in the period ended March 31, 2006:

Year ended March 31,             Advances        Repayments
                              --------------------------------
      2005                         none            none
      2006                         none            none

In the opinion of management, the above-referenced transactions are at least as fair to us as we would expect to negotiate with unaffiliated third parties.

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

10.17          Amending Agreement - Subscription Agreement dated July 23, 2004 @

10.18          Executed Subscription Agreement dated May20, 2004.@@

10.19 Registration Rights Agreement dated as of May 20, 2004 with The Nutmeg Group, LLC.@@

10.20 Class C Stock Purchase Warrant dated as of May 20, 2004 issued to The Nutmeg Group, LLC.@@

23.1           Consent of Holtz Rubenstein Reminick LLP.

31.1 Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302.

31.2 Certification by Principal Accounting Officer pursuant to Sarbanes-Oxley Section 302.

32.1           Certification by Chief Executive Officer pursuant to U.S.C.
               Section 1350

32.2           Certification by Principal Accounting Officer pursuant to U.S.C.
               Section 1350

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the two fiscal years to Holtz Rubinstein Reminick LLP of Melville, New York, and Aidman, Piser & Company, P.A. of Tampa, Florida:

                                       Year ended      Year ended
                                        March 31,       March 31,
                                          2006            2005
                                       ----------      ----------

(1)   Audit fees                       $  202,757      $  148,929
(2)   Audit-related fees                       --              --
(3)   Tax fees                                 --              --
(4)   All other fees                           --              --
                                       ----------      ----------
      Totals                           $  202,757      $  148,929
                                       ==========      ==========

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

The Board reviewed the audited financial statements of the Company as of and for the year ended March 31, 2006 and 2005 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2006, for filing with the Securities and Exchange Commission.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, AdZone caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    ADZONE RESEARCH, INC.


Dated: July 14, 2006                By: /s/ Jeffrey M. Hale
                                        ----------------------------------------
                                        Jeffrey M. Hale, Chief Executive Officer
                                        (Principal Executive Officer)
                                        and President


Dated: July 14, 2006                By: /s/ Charles Cardona
                                        ----------------------------------------
                                        Charles Cardona, Principal Accounting
                                        Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of AdZone and in the capacities and on the date indicated.


Dated: July 14, 2006                By: /s/ Charles A. Cardona
                                        ----------------------------------------
                                        Charles A. Cardona, Chairman of the
                                        Board of Directors


Dated: July 14, 2006                By: /s/ John A. Cardona
                                        ----------------------------------------
                                        John A. Cardona, Vice Chairman of the
                                        Board of Directors


Dated: July 14, 2006                By: /s/ Warren Hamburger
                                        ----------------------------------------
                                        Warren Hamburger, Director


Dated: July 14, 2006                By: /s/ Russell Ivy
                                        ----------------------------------------
                                        Russell Ivy, Director


Dated: July 14, 2006                By: /s/ John B. Conley
                                        ----------------------------------------
                                        John B. Conley, Director

                              ADZONE RESEARCH, INC.
                              FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 2006 AND 2005

                                    CONTENTS

                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                   F-2

FINANCIAL STATEMENTS
      Balance Sheet as of March 31, 2006                                   F-3
      Statements of Operations and Comprehensive Loss for
        the years ended March 31, 2006 and 2005                            F-4,5
      Statements of Shareholders' Equity (Deficit) for the
        years ended March 31, 2006 and 2005                                F-6,7
      Statements of Cash Flows for the years ended
        March 31, 2006 and 2005                                            F-8,9
      Notes to Financial Statements                                        F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
AdZone Research, Inc.

We have audited the accompanying balance sheet of AdZone Research, Inc. as of March 31, 2006, and the related statements of operations and comprehensive loss, shareholders' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of AdZone's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdZone Research, Inc. at March 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                               Holtz Rubenstein Reminick LLP

Melville, NY
July 10, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Adzone Research, Inc.

We have audited the statements of operations and comprehensive loss, shareholders' equity (deficit) and cash flows for the year ended March 31, 2005. These financial statements are the responsibility of Adzone's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations, changes in stockholders' equity (deficit) and cash flows of Adzone Research, Inc. for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note C, the accompanying financial statements have been restated.


                                               /s/ AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida
July 7, 2005, except for Note C, as
to which the date is July 14, 2006

                              ADZONE RESEARCH, INC.
                                  BALANCE SHEET
                                 March 31, 2006


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                  $    1,068,871
   Prepaid  expenses                                                  23,716
   Marketable securities                                                 955
   Accounts and loan receivable, net of
     allowance for doubtful accounts of $20,000                        7,349
                                                              --------------

     TOTAL CURRENT ASSETS                                          1,100,891
                                                              --------------

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $59,136                                 16,985

LEASEHOLD IMPROVEMENTS, net of
  accumulated amortization of $8,642                                  21,548

Restricted cash - preferred stock dividend reserve
  and convertible debenture interest                                  10,246
                                                              --------------
    TOTAL ASSETS                                              $    1,149,670
                                                              ==============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable - trade                                   $       88,542
   Accrued expenses                                                  466,617
   Accrued dividends payable                                         135,000
   Deferred revenue                                                  100,000
   Current maturities of long-term debt                              166,783
   Loan payable-convertible debentures                               788,602
   Due to Stockholder                                              2,000,000
                                                              --------------

     TOTAL CURRENT LIABILITIES                                     3,745,544
                                                              --------------

COMMITMENTS AND CONTINGENCIES (Notes K, M and R)                          --

SHAREHOLDERS' DEFICIT
   Preferred stock - $0.001 par value;
     20,000,000 shares authorized:
       Series A - 50 shares authorized;
         2.78 shares issued and outstanding                           31,969
       Series B - 100 shares authorized;
         .34 share issued and outstanding                             11,500
   Common stock - $0.001 par value; 200,000,000
     shares authorized; 176,434,965 shares issued
     and outstanding                                                 176,435
   Additional paid-in capital                                     21,402,862
   Accumulated deficit                                           (24,202,380)
   Treasury stock - at cost (25,000 shares)                           (2,215)
   Accumulated comprehensive loss                                    (14,045)
                                                              --------------
     TOTAL SHAREHOLDERS' DEFICIT                                  (2,595,874)
                                                              --------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $    1,149,670
                                                              ==============

See notes to financial statements.

                              ADZONE RESEARCH, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       YEARS ENDED March 31, 2006 AND 2005


                                                                   (RESTATED)
                                                   2006              2005
                                              --------------    --------------

REVENUES                                      $      154,781    $      332,037
                                              --------------    --------------
PRODUCTION EXPENSES
    Salaries, wages and related costs                276,921           381,267
    Direct occupancy and operating expenses          214,422           116,416
                                              --------------    --------------
      Total production expenses                      491,343           497,683
                                              --------------    --------------

GROSS (LOSS)                                        (336,562)         (165,646)
                                              --------------    --------------

OPERATING EXPENSES
    Salaries, wages and related costs              4,223,461         1,171,861
    Consulting and professional fees               2,547,466         1,705,805
    General and administrative expense             1,110,301           633,935
    Depreciation and amortization                     14,153            13,981
                                              --------------    --------------
      Total operating expenses                     7,895,381         3,525,582
                                              --------------    --------------

LOSS FROM OPERATIONS                              (8,231,943)       (3,691,228)

OTHER INCOME (EXPENSE)
    Interest and other income                          6,068            10,885
    Interest expense                                 (42,980)           (5,796)
    Interest Expense-Debenture Amortization         (861,579)               --
    Extinguishment losses                         (2,725,139)               --
    Write down of marketable securities                  (--)          (36,813)
    Derivative Loss                                       --          (930,512)
    Loss on Investment                              (150,000)               --
                                              --------------    --------------

NET LOSS                                         (12,005,573)       (4,653,464)

OTHER COMPREHENSIVE LOSS                             (14,045)           (7,500)
                                              --------------    --------------

COMPREHENSIVE LOSS                            $  (12,019,618)   $   (4,660,964)
                                              ==============    ==============

(Continued)

                              ADZONE RESEARCH, INC.
           STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS - CONTINUED
                       YEARS ENDED MARCH 31, 2006 AND 2005


                                                                   (RESTATED)
                                                   2006              2005
                                              --------------    --------------

RECONCILIATON OF NET LOSS TO LOSS
  ATTRIBUTABLE TO COMMON SHAREHOLDERS:

NET LOSS                                      $  (12,005,573)   $   (4,653,464)
                                              --------------    --------------
PREFERRED STOCK DIVIDENDS
  AND ACCRETIONS:
    Accretions of preferred stock
      carrying values to redemption
      values                                              --          (116,214)
    Preferred dividends paid                          (3,348)          (61,060)
                                              --------------    --------------
TOTAL PREFERRED STOCK DIVIDENDS AND
  ACCRETIONS                                          (3,348)         (177,274)
                                              --------------    --------------
LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                                $  (12,008,921)   $   (4,830,728)
                                              ==============    ==============
LOSS PER COMMON SHARE:
  BASIC AND DILUTED LOSS PER
    COMMON SHARE                              $        (0.10)   $        (0.06)
                                              ==============    ==============
  WEIGHTED AVERAGE COMMON SHARES
    USED IN BASIC AND DILUTED LOSS
    PER COMMON SHARE                             116,323,499        83,746,186
                                              ==============    ==============

See notes to financial statements.

                              ADZONE RESEARCH, INC.
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED MARCH 31, 2006 AND 2005

                                                                                                                  (RESTATED)
                                         Preferred Stock                 Common Stock            Additional
                                   ----------------------------    ---------------------------     paid-in       Accumulated
                                      Shares          Amount          Shares         Amount        capital         Deficit
                                   ------------    ------------    ------------   ------------   ------------    ------------
BALANCES, MARCH 31, 2004                  55.22    $    518,816      70,832,255   $     70,832   $  6,690,031    $ (7,129,535)

Issuance of common stock for:
   Cash                                      --              --      10,167,284         10,167        170,516              --
   Employee compensation                     --              --       2,570,000          2,570        280,638              --
   Exercise of stock options
     and warrants                            --              --       1,969,000          1,969        324,211              --
   Professional services                     --              --       6,253,232          6,254      1,050,404              --
   Conversion of Preferred Stock
     Series A                            (22.10)       (246,561)      2,614,941          2,615        243,946              --
     Series B                            (30.00)       (345,000)      3,169,340          3,169        341,831              --
   Warrant conversion                        --              --         568,201            568           (568)             --
Accretions of discounts
  on preferred stock                         --         116,214              --             --             --        (116,214)
Redemption of warrants                       --              --              --             --        (76,744)             --
Preferred stock dividends paid               --              --              --             --             --         (61,060)
Common stock dividends declared              --              --              --             --             --        (233,186)
Issuance of stock options
  for services                               --              --              --             --        121,101              --
Issuance of
  warrants for services                      --              --              --             --        605,945              --
Derivative loss                              --              --              --             --             --              --
Unrealized loss on marketable
  securities                                 --              --              --             --             --              --
Net loss, as restated                        --              --              --             --             --      (4,653,464)
                                   ------------    ------------    ------------   ------------   ------------    ------------
BALANCES, MARCH 31, 2005,
  as restated                              3.12    $     43,469      98,144,253   $     98,144   $  9,751,311    $(12,193,459)
                                   ============    ============    ============   ============   ============    ============

                                            Stock         Treasury     Accumulated
                                         subscription      Stock      Comprehensive
                                          receivable      at cost          Loss           Total
                                         ------------   ------------   ------------   ------------
BALANCES, MARCH 31, 2004                 $    (30,550)  $     (2,215)  $         --   $    117,379

Issuance of common stock for:
   Cash                                            --             --        180,683
   Employee compensation                           --             --        283,208
   Exercise of stock options
     and warrants                                  --             --             --        326,180
   Professional services                           --             --             --      1,056,658
   Conversion of Preferred Stock
     Series A                                      --             --             --             --
     Series B                                      --             --             --             --
   Warrant conversion                              --             --             --             --
Accretions of discounts
  on preferred stock                               --             --             --             --
Redemption of warrants                             --             --             --        (76,744)
Preferred stock dividends paid                     --             --             --        (61,060)
Common stock dividends declared                    --             --             --       (233,186)
Issuance of stock options for services             --             --             --        121,101
Issuance of warrants for services                  --             --             --        605,945
Unrealized loss on marketable
  securities                                       --             --         (7,500)        (7,500)
Net loss, as restated                              --             --             --     (4,653,464)
                                         ------------   ------------   ------------   ------------
BALANCES, MARCH 31, 2005, as restated    $    (30,550)  $     (2,215)  $     (7,500)  $ (2,340,800)
                                         ============   ============   ============   ============

See notes to financial statements.

                              ADZONE RESEARCH, INC.
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED MARCH 31, 2006 AND 2005

                                                                                                                       (RESTATED)
                                                 Preferred Stock                Common Stock           Additional
                                           ---------------------------   ---------------------------     paid-in       Accumulated
                                              Shares         Amount         Shares         Amount        capital         Deficit
                                           ------------   ------------   ------------   ------------   ------------    ------------
BALANCES, APRIL 1, 2005, as restated               3.12   $     43,469     98,144,253   $     98,144   $  9,751,311    $(12,193,459)

Preferred stock dividends paid                       --             --             --             --             --          (3,348)
 Issuance of common stock for:
 Cash                                                --             --      4,118,286          4,118        221,082              --
   Exercise of stock options and warrants            --             --     22,541,500         22,541      1,754,977              --
   Employee compensation                             --             --     14,216,000         14,216        924,906              --
   Professional services                             --             --     22,060,356         22,061      1,588,166              --
   Debt extinguishments                              --             --     11,550,000         11,550      2,036,655              --
   Warrant conversion                                --             --      3,804,570          3,805         (3,805)             --

Issuance of stock options for employee
  compensation                                       --             --             --             --      2,635,800              --
Issuance of options to directors                     --             --             --             --        660,000              --
Issuance of warrants for services                    --             --             --             --         76,829              --
Debt issued with warrants and
  beneficial conversion features                     --             --             --             --        953,214              --
Warrants issued in connection with
  debt extinguishment                                --             --             --             --        214,858              --
Amortization of deferred compensation
  and consulting fees                                --             --             --             --        588,869              --
Net loss for the year                                --             --             --             --             --     (12,005,573)
                                           ------------   ------------   ------------   ------------   ------------    ------------
BALANCES, MARCH 31, 2006                           3.12   $     43,469    176,434,965   $    176,435   $ 21,402,862    $(24,202,380)

                                               Stock         Treasury       Accumulated
                                            subscription       Stock       Comprehensive
                                             receivable       at cost           Loss           Total
                                            ------------    ------------    ------------    ------------
BALANCES, APRIL 1, 2005, as restated        $    (30,550)   $     (2,215)   $     (7,500)   $ (2,340,800)

Issuance of warrants:

Preferred stock dividends paid                        --              --              --          (3,348)
 Issuance of common stock for:
   Cash                                               --              --              --         225,200
   Exercise of stock options and warrants             --              --              --       1,777,518
   Employee compensation                              --              --              --         939,122
   Professional services                          30,550              --              --       1,614,927
   Debt extinguishments                               --              --              --       2,074,055
   Warrant conversion                                 --              --              --              --

Issuance of stock options for employee
  compensation                                        --              --              --       2,635,800
Issuance of options to directors                      --              --              --         660,000
Issuance of warrants for services                     --              --              --          76,829
Debt issued with warrants and
  beneficial conversion features                      --              --              --         953,214
Warrants issued in connection with
  debt extinguishments                                --              --              --         214,858
Amortization of deferred compensation
  and consulting fees                                 --              --              --         588,869
Unrealized loss on marketable
  securities                                          --              --          (6,545)         (6,545)
Net loss for the year                                 --              --              --     (12,005,573)
                                            ------------    ------------    ------------    ------------
BALANCES, MARCH 31, 2006                    $        (--)   $     (2,215)   $    (14,045)   $ (2,595,874)
                                            ============    ============    ============    ============

See notes to financial statements.

                              ADZONE RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2006 AND 2005

                                                                       (RESTATED)
                                                          2006            2005
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $(12,005,573)   $ (4,653,464)
   Adjustments to reconcile net loss
     to net cash flows used in operating activities
       Depreciation                                         14,153          13,981
       Derivative loss                                          --         930,512
       Amortization of debt discount                       861,579              --
       Bad debts                                            20,000              --
       Write down of investments                           150,000          36,813
       Securities received in exchange for services             --        (300,000)
       Stock-compensation:
         Salaries, wages and bonuses                     3,574,922         318,059
         Professional services                           2,274,078       1,748,853
         Warrants issued for services                       76,829              --
         Extinguishment losses                           2,725,139              --
         Amortization of deferred compensation             588,869              --
       Changes in operating assets and liabilities:
         Prepaid expenses and other                         13,284          97,272
         Accounts receivable                               (18,594)         (8,755)
         Deposits and other assets                              --          38,179
         Accounts payable and accrued liabilities          196,805         115,382
         Accrued officers compensation                     (98,244)        (62,682)
         Deferred revenue                                  (32,329)        132,329
                                                      ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                   (1,659,083)     (1,593,521)
                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid to purchase property and equipment             (8,136)        (28,758)
                                                      ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                       (8,136)        (28,758)
                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock, including $950,000
     stock settlement liability in 2005                  2,002,718       1,456,863
   Proceeds from issuance of debt                          815,000         125,000
   Payment for stock settlement                           (500,000)             --
   Increase in restricted cash                             (10,070)             --
   Cash paid to redeem preferred stock                          --         (76,744)
   Cash paid for preferred stock dividends                  (3,348)        (61,060)
   Principal paid on notes payable                              --         (12,787)
                                                      ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                2,304,300       1,431,272
                                                      ------------    ------------
INCREASE (DECREASE) IN CASH                                637,081        (191,007)
Cash and cash equivalents, beginning of year               431,790         622,797
                                                      ------------    ------------
Cash and cash equivalents, end of year                $  1,068,871    $    431,790
                                                      ============    ============

See notes to financial statements.

                              ADZONE RESEARCH, INC.
                      STATEMENTS OF CASH FLOWS - CONTINUED
                       YEARS ENDED MARCH 31 2006 AND 2005


                                                                   (RESTATED)
                                                     2006             2005
                                                --------------   --------------

SUPPLEMENTAL DISCLOSURE OF INTEREST AND
  INCOME TAXES PAID

     Interest paid during the period            $       32,825   $        5,796
                                                ==============   ==============
     Income taxes paid during the period        $           --   $           --
                                                ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

     Stock investment declared as
       a property dividend                      $           --   $      233,186
                                                ==============   ==============

     Reduction in value of property
       declared as dividends                    $           --   $       30,683
                                                ==============   ==============

     Purchase of leasehold improvements
       through issuance of stock                $       19,350   $           --
                                                ==============   ==============
     Consulting services acquired
       through issuance of debt                 $       18,500   $           --
                                                ==============   ==============

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

NOTE C - RESTATEMENT

In July 2006, the Company discovered an error in the calculation of it's stock settlement liability as of March 31, 2005. As a result, the stock settlement liability and related derivative loss, as originally reported in the March 31, 2005 statement of operations, was understated by $462,512. Net loss and accumulated deficit were also understated by this amount. The accompanying statements of operations and comprehensive loss, cash flows and changes in shareholders equity for the year ended March 31, 2006, have been restated to correct this error.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE D - GOING CONCERN UNCERTAINTY

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying financial statements, the Company incurred a net loss of ($12,468,085) and used cash of ($1,659,083) in conducting its operations during the year ended March 31, 2006. These recurring negative trends raise substantial doubt about the Company's ability to continue as a going concern.

Operating cash flows for the fiscal year ended March 31, 2007 are not projected to be sufficient to sustain the Company's operations. However, management currently believes that existing cash reserves of $1,068,0871 as of March 31, 2006 will be sufficient to fund operating deficits for a period of twelve months following March 31, 2006. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve months following March 31, 2006:

      a. Management does not believe that the significant level of cash used in operations during the year ended March 31, 2006 ($1,659,083) is indicative of cash flow usage during the next four fiscal quarters. S While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are expected to be at the level, or at an increased level, than that reflected in the Company's current year to date operations.

      b. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the year ended March 31, 2006, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

      c. Management does not currently project expending significant levels of cash to acquire equipment to support revenue growth during the next four fiscal quarters. Equipment necessary for the Company's contracts principally relates to computer equipment, which is projected to be sufficient for the foreseeable future. However, the nature of contracts awarded in the future, if any, may result in additional modifications and expenditures necessary to enhance the Company' infrastructure to support the needs of increased client usage.

      d. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses are principally related to employment and facility costs.

Management plans to continue to promote contracts with the U.S. Department of Defense and Commercial uses of its technologies. There can be no assurances that the Company can execute revenue-producing licenses or contracts under acceptable terms and conditions.

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, its ability to raise capital, and ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty. The Company is currently negotiating additional financing with several financial institutions in order to fulfill the Company's acquisition strategy. However, there can be no assurance that such negotiations will be successful.

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

      Consists of 1,500,000 shares of the Justice Fund valued at $-0- at March 31, 2006.

4.    Accounts receivable and revenue recognition

      In the normal course of business, the Company periodically extends unsecured credit to its customers. Because of the credit risk involved, management will provide an allowance for doubtful accounts that will reflect its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

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

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

7.    Income taxes

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

      As of March 31, 2006 and 2005, the Company's outstanding stock options and warrants (shown in the following table) are deemed to be anti-dilutive due to the Company's net loss position.

                                                   March 31,         March 31
                                                     2006              2005
                                                  ----------        ----------
      Options and warrants outstanding to
        purchase common stock                     61,224,049        26,152,699
      Preferred stock convertible to
        common stock                                 282,273           282,273

      In July 2006, 6 option holders have agreed to relinquish stock options amounting to 41,995,000 shares, if the authorized number of shares of the Company is not increased to at least 300,000,000 authorized shares.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

9.    Stock-based compensation

      The Company uses stock-based compensation arrangements to compensate employees and professional service providers and consultants.

      Through December 31, 2005, the Company used the intrinsic method outlined in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretation. As of January 1, 2006, the Company implemented Statement of Financial Accounting Standards No, 123R Accounting for Stock-Based Compensation Share Based Payment (SFAS 123R). As a result, the Company recognizes compensation expense based on the estimated fair value of employee stock options. In all instances involving stock grants, with respect to employee and non-employee compensation, the Company uses the trading market value of the common stock on the date of the award. The related expense is recognized on a straight line basis over the underlying service period.

      The following tabular presentation reflects supplemental financial information related to stock-based employee compensation as if the fair value method was used to value employees stock options prior to the adoption of SFAS 123R.

                                                               (RESTATED)
                                                 March 31,      March 31,
                                                   2006           2005
                                               ------------   ------------
       Net loss attributable to common
         stockholders, as reported             $(12,468,085)  $  4,653,464
                                               ============   ============
       Stock-based employee compensation
         included in net loss                  $  3,588,115   $    318,059
                                               ============   ============
       Stock-based employee compensation
         using the fair value model            $ (5,335,615)  $ (1,954,917)
                                               ============   ============
       Pro forma net loss attributable to
         common stockholders, using
         the fair value method                 $(14,215,585)  $  6,290,322
                                               ============   ============

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE E - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

9.    Stock-based compensation (continued)

      Loss per share attributable to common
        shareholders, as reported                  $      (0.11)  $      (0.06)
                                                   ============   ============

      Pro forma net loss per share attributable
        to common shareholders                     $      (0.12)  $      (0.08)
                                                   ============   ============

      The Black Scholes Valuation Model is used to estimate fair values of employee stock options. Significant assumptions included an average expected term of sixty months; a volatility factor of 154%; and, a risk free interest rate of 4.25%.

10.   Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss consists of unrealized losses on marketable equity securities. Accumulated other comprehensive income has no applicable income tax.

11.   Derivative financial instruments

      The Company accounts for derivative financial instruments indexed to and potentially settled in, its own stock in accordance with Emerging Issues Task Force 00-19, which provides that if the number of shares deliverable in a transaction be indeterminable, that said shares be presented as a liability in the balance sheet. Further, the liability is to be measured at fair value until such time as the obligation is settled. The shares issued in connection with the Nutmeg Subscription Agreement discussed in
      Item 6 "Management's Discussion and Analysis", under the heading Liquidity and Capital Resources and Note O to the financial statements are derivative transactions and as such have been presented in the accompanying balance sheets as liabilities. The difference in the fair value of this liability at each financial reporting date is charged to operations.

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE F - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMER INFORMATION

The Company maintains its cash accounts in various financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the year ended March 31, 2006 the Company had deposits in these financial institutions at various times for varying lengths of time with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses to date as a result of any of these unsecured situations.

During the year ended March 31, 2006 the Company generated revenues from 1 customer representing 84% of total revenues. During the year ended March 31, 2005, the Company generated revenues from 2 customers which represented 50% and 45% of total revenues, respectively.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2006:

         Computer equipment                     $   63,623
         Office furniture and other equipment       12,498
                                                ----------
                                                    76,121
         Less accumulated depreciation             (59,136)
                                                ----------

         Net property and equipment             $   16.985
                                                ==========

Depreciation expense for the years ended March 31, 2006 and 2005 was $8,221 and $11,271, respectively.

Leasehold improvements consist of the following at March 31, 2006:

         Leasehold improvements                 $   30,190
         Less accumulated amortization              (8,642)
                                                ----------
         Net leasehold improvements             $   21,548
                                                ==========

Amortization expense for the years ended March 31, 2006 and 2005 was $ 5,932 and $2,710, respectively.

NOTE H - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2006:

         Accrued bonuses                        $   52,051

         Accrued payroll                           143,579

         Accrued professional services             190,400

         Other accrued expenses                     80,587
                                                ----------
                                                $  466,617
                                                ==========

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE I - LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2006:

Face value $290,000, 10% Series A Convertible Debentures (a)        $   254,285

Face Value $100,000, 10% Series A Convertible Debenture  (b)             65,817

Face value $400,000, 8% Convertible Promissory Notes   (c)              400,000

Face Value $50,000 10% Series A Convertible Debenture (d)                50,000

Face Value $18,500 9% Convertible Promissory Note (e)                    18,500
                                                                    -----------
                                                                    $   788,602
                                                                    ===========

      (a) During May 2005, the Company issued $290,000 face value of 10% Series A Redeemable Convertible Debentures, due May 2006 (the "Series A Debentures"). $125,000 was converted into common stock of the Company. The Company has not been notified by the remaining note holders as to their intentions. The Series A Debentures are convertible at the option of the holder into shares of Common Stock at a rate of $0.07 per share. The trading market price on the date of issuance of the Series A Debentures was $0.12, resulting in an embedded beneficial conversion feature. Series A Debenture holders were also issued an aggregate of 4,142,858 warrants to purchase Common Stock at $0.07 per share, over a five year term. The Series A Debentures and warrants were issued for cash of $165,000 and the extinguishment of the unsecured notes amounting to $125,000 in the table above. Accounting for each of these issuances was as follows:

      Cash Purchase: The proceeds of $165,000 were allocated between the Series A Debentures and the warrants based upon relative fair values. The fair value of the warrants was determined using the Black Scholes Valuation Model. As a result of this allocation, $104,211 of proceeds were allocated to the warrants and recorded as paid in capital. The resulting debt discount was amortized to the earliest date the debenture was Convertible, which was during the nine months ended December 31, 2005. The remaining $36,842 applies to the beneficial conversion feature which is amortized using the effective interest method over the remaining term of the debt. The amortization of the debt discount from the warrants and beneficial conversion feature charged to interest expense for the fiscal year ended March 31, 2006 was $169,000.

      Debt Extinguishment: The excess of the aggregate fair value of the Series A Debentures and warrants issued (amounting to $339,858) over the carrying value of the debt extinguished was recorded as an extinguishment charge of $214,858. As noted above, the Series A Debentures contained a beneficial conversion feature. The amount of the beneficial conversion feature associated with the $125,000 face value of the Series A Debentures amounted to $89,857 and was recorded as additional paid in capital. The discount will be amortized over the debt term using the effective interest method. The amortization of the debt discount associated with the beneficial conversion feature was $ 89,285 for the fiscal year ended March 31, 2006.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE I - LONG-TERM DEBT (continued)

      (b) During July 2005, the Company issued $100,000 face value of 10% convertible debentures due July 7, 2006. The Company has not been notified by the note holders as to their intentions. The debentures are convertible into shares of the Company's common stock based on certain beneficial ownership percentages as defined. In addition, the debenture holders received 1,428,572 warrants to purchase the Company's stock at $0.07 per share. The market price on the date of issuance was $0.12. The warrants expire five years from the date of issuance.

      The proceeds of $100,000 were allocated to the debentures and warrants based upon the relative fair values. The warrants were valued at $63,158 and were amortized to the earliest date the debenture was convertible, which was during the quarter ended September 30, 2005. The fair value of the warrants was determined using the Black Scholes Valuation Model. The remaining $36,842 applies to the beneficial conversion feature which is amortized using the effective interest method over the debt term. The relative fair value of the warrants and the beneficial conversion feature is greater than the fair value of the debt, resulting in a debt discount of $100,000. Amortization for the fiscal year ended March 31, 2006 was $65,817.

      (c) During fiscal year 2006, the Company issued $400,000 of convertible promissory notes for cash. The notes are convertible into shares of the Company's common stock at 50% of the market value on the date of conversion.

      The fair value of the beneficial conversion feature is greater than the fair value of the debt resulting in a debt discount of $400,000. The debt discount is amortized over the debt term. Amortization for the fiscal year ended March 31, 2006 was $400,000.

      (d) During July 2005, the Company issued $100,000 face value of 10% convertible debentures due July 7, 2006. The debentures are convertible into shares of the Company's common stock based on certain beneficial ownership percentages as defined. In addition, the debenture holders received 714,286 warrants to purchase the Company's stock at $0.07 per share. The market price on the date of issuance was $0.12. The warrants expire five years from the date of issuance.

      The proceeds of $50,000 was allocated to the debentures and warrants based upon the relative fair values. The relative fair value of the warrants and the beneficial conversion feature is greater than the fair value of the debt, resulting in a debt discount of $50,000. Amortization for the fiscal year ended March 31, 2006 was $50,000.

      (e) The Company issued a convertible promissory note with a face amount of $18,500 in exchange for services. The note is convertible into shares of common stock at $0.07 per share. The relative fair value of the beneficial conversion feature is greater than the fair value of the debt, resulting in a debt discount of $18,500. Amortization for the fiscal year ended March 31, 2006 was $18,500.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE J - OFFICERS' COMPENSATION

On February 6, 2006, the Company entered into an Employment Agreement with Mr. Charles Cardona (CCardona), which superseded all prior agreements. In this agreement, CCardona will continue to serve as the Company's Chief Executive Officer through December 31, 2009. This agreement contains the following terms and conditions:

Position:                  Chief Executive Officer
Effective Date:            February 6, 2006
Base Salary:               2006 - $275,000 annual
                           2007 - $325,000 annual
                           2008 - $350,000 annual
                           2009 - $375,000 annual

The initial base salary shall be reduced to $2,000 per week until such time as the Company reaches a cash flow positive position for at least 1 month, or the Company raises at least $2 Million within 12 months, or management deems that the Company's cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

Bonuses:                   Quarterly Qualitative Bonus of $ 20,000
                           Year End Qualitative Bonus of $ 50,000
Profitability Bonus:       If the Company reaches annual profitability,
                           employee will receive a $250,000 bonus plus
                           250,000 shares in stock.

CCardona shall receive an annual bonus as follows: 0.5% of the previous year's revenues plus 3.5% of the previous year's profits plus 0.5% of the transaction price of any acquisition.

The Board of Directors shall at its discretion grant up to an additional $150,000 in bonus to CCardona on an annual basis.

The Board of Directors shall at its discretion grant up to an additional 3,000,000 options in bonus to the employee on an annual basis at strike prices the Board may determine.

The Board of Directors shall at its discretion grant up to an additional 3,000,000 shares in bonus to the employee on an annual basis.

All bonuses shall be net of payroll taxes.

Stock Options:             The employee shall receive options to purchase
                           3,000,000 (three million) shares as follows:

                                 Options for 750,000 shares at $.25
                                 Options for 750,000 shares at $.30
                                 Options for 750,000 shares at $.35
                                 Options for 750,000 shares at $.40

                           Additionally, the employee shall receive the following; 3,000,000 options upon the Company achieving $500,000 in total. revenues prior to March 31, 2007. Options shall be priced at the stock bid price the next trading date after $500,000 in revenues have been received.

All the options granted above shall be exercisable for 6 years from the date of granting. Additionally the Company shall maintain any existing options under previous contracts and option grants.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE J - OFFICERS' COMPENSATION

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

Expense Reimbursement
Clause: The employee shall be reimbursed for any and all reasonable business related expenses upon presentation of an expense report as currently in use as of February, 2006. Any personal expenses reimbursed may be used to reduce outstanding compensation due and or unpaid to the employee.

See May 1, 2006 Subsequent Events for modification of this contract.

On February 6, 2006, the Company entered into an Employment Agreement with Mr. John A. Cardona (JCardona), which superseded all prior agreements. In this agreement, JCardona will serve as the Company's Chief Operating Officer through December 31, 2009. This agreement contains the following terms and conditions:

Position:                  Chief Operating Officer
Effective Date:            February 6, 2006
Base Salary:               2006 - $275,000 annual
                           2007 - $325,000 annual
                           2008 - $350,000 annual
                           2009 - $375,000 annual

The initial base salary shall be reduced to $2,000 per week until such time as the Company reaches a cash flow positive position for at least 1 month, or the Company raises at least $2 Million within 12 months, or management deems that the Company's cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

Bonuses:                   Quarterly Qualitative Bonus of $ 20,000
                           Year End Qualitative Bonus of $ 50,000
Profitability Bonus:       If the Company reaches annual profitability,
                           employee will receive a $150,000 bonus plus
                           250,000 shares in stock.

JCardona shall receive an annual bonus as follows: 0.5% of the previous year's revenues plus 3.5% of the previous year's profits plus 0.5% of the transaction price of any acquisition.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE J - OFFICERS' COMPENSATION (continued)

The Board of Directors shall at its discretion grant up to an additional $150,000 in bonus to JCardona on an annual basis.

The Board of Directors shall at its discretion grant up to an additional 3,000,000 options in bonus to the employee on an annual basis at strike prices the Board may determine.

The Board of Directors shall at its discretion grant up to an additional 3,000,000 shares in bonus to the employee on an annual basis.

All bonuses shall be net of payroll taxes.

Stock Options:             The employee shall receive options to purchase
                           3,000,000 (three million) shares as follows:
                                 Options for 750,000 shares at $.25
                                 Options for 750,000 shares at $.30
                                 Options for 750,000 shares at $.35
                                 Options for 750,000 shares at $.40

                           Additionally the employee shall receive the following; 3,000,0000 options upon the Company achieving $500,000 in total revenues prior to March 31, 2007. Options shall be priced at the closing stock bid price the next trading date after $500,000 in revenues have been received.

All the options granted above shall be exercisable for 6 years from the date of granting. Additionally the Company shall maintain any existing options under previous contracts and option grants.

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

Expense Reimbursement
Clause: The employee shall be reimbursed for any and all business related expenses upon presentation of an expense report as currently in use as of February, 2006. Any personal expenses reimbursed may be used to reduce outstanding compensation due and or unpaid to the employee.

See May 1, 2006 Subsequent Events for modification of this contract.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE J - OFFICERS COMPENSATION (continued)

As of March 31, 2006, there was $242,968 unpaid under the agreements with CCardona and JCardona. However in June, 2006, CCardona and Jcardona forgave this debt from AdZone.

Future minimum amounts payable under the Cardona contracts are as follows:

Year ending
 March 31,                 Amount

   2007               $   575,000
   2008                   662,500
   2009                   712,500
   2010                   562,500
                      -----------
   Totals             $ 2,512,500
                      ===========

NOTE K - INCOME TAXES

The components of income tax benefit (expense) for the years ended March 31, 2006 and 2005, respectively, are as follows:

                                     2006            2005
                                   --------        --------
                Federal:
                   Current         $     --        $     --
                   Deferred              --              --
                                   --------        --------
                State:
                   Current               --              --
                   Deferred              --              --
                                   --------        --------
                Totals             $     --        $     --
                                   ========        ========

As of March 31, 2006, the Company has a net operating loss carryforward of approximately $20,000,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2025. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards and the possible permanent loss of a portion of the carryforwards.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE K - INCOME TAXES (CONTINUED)

The Company's income tax expense for the years ended March 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                          2006          2005
                                                      -----------   -----------

Statutory rate applied to loss before income taxes    $ 4,239,000   $ 1,425,000
Increase (decrease) in income taxes resulting from:
    Non-deductible charges:
    Expenses not deductible for income taxes                  (--)     (135,000)
    Change in deferred tax valuation allowance         (4,346,000)   (1,360,000)
    Other                                                 107,000        70,000
                                                      -----------   -----------
      Income tax expense                              $        --   $        --
                                                      ===========   ===========


                                                        March 31,    March 31,
                                                          2006         2005
                                                      -----------   -----------
Deferred tax assets
   Net operating loss carryforwards                   $ 7,637,000   $ 3,000,000
   Deferred compensation                                   19,000       260,000
   Deferred revenue                                            --        50,000
   Less valuation allowance                            (7,656,000)   (3,310,000)
                                                      -----------   -----------
     Net Deferred Tax Asset                           $        --   $        --
                                                      ===========   ===========

During the years ended March 31, 2006 and 2005, the deferred tax asset valuation allowance increased by approximately $4,346,000 and $1,360,000, respectively.

NOTE L - LOSS ON EXTINGUISHMENT

At March 31, 2006, extinguishments loss consists of the following:

         Nutmeg Group (see (1) above)                     $2,494,281 (a)
         Convertible debenture                               214,858 (b)
         Note payable                                         16,000 (c)
                                                          ----------
                                                          $2,725,139
                                                          ==========

(a) On May 24, 2004, AdZone entered into a Subscription Agreement with the Nutmeg Group, LLC for a private placement up to $1,750,000. On July 23, 2004 the agreement was amended to increase the private placement upo to $1,850,000. The agreement provided four traunches: The first traunch of $400,000 on May 20, 2004; the second traunch of $600,000 on July 2, 2004; the third traunch of $100,000 on September 17, 2004 and the fourth traunch option for $750,000 within 5 days of effective registration.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE L - LOSS ON EXTINGUISHMENT (continued)

The first two traunches were executed as agreed. On October 5, 2005 the agreement for the third traunche was renegotiated to increase the shares provided to the Nutmeg Group. The fourth traunch was never exercised.

In February 2006, the entire agreement was renegotiated. The new agreement requires payment of $1,400,000 in cash, the issuance of 11,000,000 shares of common stock and 11,000,000 warrants to purchase common stock at $0.10. In addition, the Company is required to issue an additional 5,000,000 shares of common stock and 5,000,000 warrants. The additional shares and warrants could be reduced to 4,000,000 depending on the stock price, as defined.

The new agreement cancels debentures in the amount of $100,000 and warrants; a liability that was to be settled with the Company's stock valued at $2,610,000 and penalty accruals amounting to $154,000. As a result, the Company has recognized an extinguishment loss in the amount of $2,494,281.

The agreement has reset clauses c, d and e as below;

c. The 11,000,000 shares will be subject to a mutual reset. In the event that the stock price declines to below $0.125 per share and remains so at either the time such shares become registered or at the one-year anniversary of the October 2005 investment date (a "Nutmeg/Arbus Reset"), then AdZone shall issue an additional 5,000,000 shares. On the other hand, if there is no Nutmeg/Arbus Reset, at any time after such shares are tradable, without any selling restriction, and the closing bid price exceeds $0.30 per share and remains at least at such level for 3 days thereafter, and such shares have not been sold, the number of shares shall be reduced by 1,000,000, which then must be returned, to the extent not sold by that time (an "AdZone Reset").

d. AdZone shall issue at this time to Nutmeg/Arbus, 11,000,000 warrants exercisable at $0.10 per share, provided that in the event of a Nutmeg/Arbus Reset, then AdZone shall issue an additional 5,000,000 warrants; in the event of an AdZone Reset, and such warrants have not been exercised, the number of warrants shall be reduced by 1,000,000, which then must be returned, to the extent not exercised by that time; and in the event of an AdZone Reset, and such warrants have not been exercised, then the exercise price shall increase to $0.15 per share. The Common Stock into which the Warrants are exercisable will have piggyback registration rights, and the Warrants will be transferable. If within 360 days of Closing, the Company does not register the shares of Common Stock into which the Warrants are exercisable, or the shares of Common Stock into which the Warrants are exercisable are not otherwise freely tradable, then, at Nutmeg/Arbus' option, the Warrant exercise may be cashless.

e. Once the shares of Common Stock into which the Warrants are exercisable are registered, AdZone shall have the ability to cause Nutmeg/Arbus to exercise the warrants if the AdZone's Common Stock is trading above $.30 for twenty (20) consecutive trading days, to the extent of 10% of the Total Dollar Trading Volume for such period. For purposes of the preceding sentence, Total Dollar Trading Volume shall mean the number of shares traded on such exchange for such twenty (20) consecutive trading days, times the average price of such trades (a "Mandatory Exercise"). To cause a Mandatory Exercise, the AdZone shall issue twenty (20) day prior Notice. The exercise shall occur and be effective, immediately following such twenty (20) days of Notice.

Amounts due under the new agreement of $2,000,000, which consists of $900,000 in cash and $1,100,000 in stock amd warrants valued at the market price at March 31, 2006. The amount of $500,000 was paid in April, 2006 and the balance was due June 12, 2006. The Company is currently negotiating the last payment.

(b) The Company issued $125,000 face amount of convertible debentures and warrants to satisfy a note payable. (See Note I(a).

(c) The Company issued 550,000 shares of common stock valued at $66,000 to satisfy a note payable of $50,000.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE M - PREFERRED STOCK

Preferred stock consists of the following at March 31, 2006:

                                                       March 31, 2006
                                           ------------------------------------
                                                         Carrying    Redemption
                                             Shares       Value        Value
                                           ----------   ----------   ----------

9.0% Series A Cumulative Convertible Stock       2.78       31,969   $   31,969
9.0% Series B Cumulative Convertible Stock        .34       11,500       11,500
                                           ----------   ----------   ----------
     Totals                                      3.12   $   43,469   $   43,469
                                           ==========   ==========   ==========

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

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE M - PREFERRED STOCK (CONTINUED)

The Company is contractually obligated to file a Registration Statement with the
U. S. Securities and Exchange Commission, and use its best efforts to have said Registration Statement declared effective within 120 days of the closing date of this Private Placement Memorandum, registering a number of shares of its common stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants. This offering was closed by the Company on October 31, 2003. As of March 31, 2006, and subsequent thereto, the Company has not filed the required Registration Statement.

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

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE M - PREFERRED STOCK (CONTINUED)

The Company is contractually obligated to file a Registration Statement with the
U. S. Securities and Exchange Commission, and use its best efforts to have said Registration Statement declared effective within 120 days of the closing date of this Private Placement Memorandum, registering a number of shares of its common stock issuable upon the conversion of the Series B Preferred Stock and the exercise of the Warrants. This offering was closed by the Company on January 15, 2004. As of March 31, 2006, and subsequent thereto, the Company has not filed the required Registration Statement.

The Company initially sold approximately 31.00 Units for gross proceeds of approximately $310,000. The Company paid a commission of approximately $36,000 to Spartan Securities Group, Ltd. for the selling of this offering. Additionally, approximately $122,245 of the net proceeds were used to repurchase approximately 10.63 shares of the then issued and outstanding 9.0% Series A Preferred Stock.

During the twelve months ended March 31, 2005, 22.10 shares of Series A Preferred Stock and 30 shares of Series B Preferred Stock were converted to 2,614,941 and 3,169,340 shares of common stock, respectively.

Dividend reserve

In conjunction with the Series A and Series B Preferred Stock transactions, the Company established a contractual reserve account for the payment of 12 months of dividends. At March 31, 2006, approximately $5,285 was in a bank account maintained by the Company's Escrow Agent for the payment of monthly dividends.

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

                                                Initial
                                         Allocation of Proceeds
                                       -------------------------
                                        Series A
                                        Preferred                      Total
                                         Stock         Warrants      Proceeds
                                       -----------   -----------   -----------
Series A Unit Offering                 $   197,525   $   150,975   $   348,500
                                                     ===========   ===========
Beneficial conversion feature             (145,997)
                                       -----------
Initial carrying value                 $    51,528
                                       ===========

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE N - BENEFICIAL CONVERSION DISCOUNT FEATURE ON PREFERRED STOCK (CONTINUED)

                                                Initial
                                         Allocation of Proceeds
                                       -------------------------
                                        Series B
                                        Preferred                      Total
                                         Stock         Warrants      Proceeds
                                       -----------   -----------   -----------
Series B Unit Offering                 $   133,853   $   176,147   $   310,000
                                                     ===========   ===========
Beneficial conversion feature            (133,853)
                                       ----------
Initial carrying value                 $       --
                                       ==========

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

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE O - COMMON STOCK TRANSACTIONS

During Fiscal 2006 and 2005, the Company issued 84,270,902 and 27,311,998 shares, respectively, of common stock, in both registered and restricted, unregistered form.

On September 1, 2005, December 6, 2005, February 3, 2006 and February 24, 2006, the Company filed separate Registration Statements on Form S-8 registering 4,000,000, 20,950,000, 17,700,000 and 20,900,000 shares of common stock, respectively.

On July 20, 2004, November 5, 2004 and February 23, 2005, the Company filed separate Registration Statements on Form S-8 registering 5,000,000, 12,400,000 and 3,500,000 shares of common stock, respectively.

The following table recaps the status of each of the Company's Registration Statements on Form S-8:

                                 Cumulative        Cumulative
                                  number of         number of        Remaining
                                   shares            shares            to be
                                 registered          issued           issued
                              --------------    --------------    --------------
      Filing dated 7/20/04         5,000,000         4,995,964             4,036
      Filing dated 11/5/04        12,400,000         2,500,000         9,900,000
      Filing dated 2/23/05         3,500,000         3,500,000                --
      Filing dated 9/1/05          4,000,000         4,000,000                --
      Filing dated 12/6/05        20,950,000        14,074,800         6,875,200
      Filing dated 2/3/06         17,700,000        11,928,257         5,771,743
      Filing dated 2/24/06        20,900,000         4,001,500        16,898,500

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE O - COMMON STOCK TRANSACTIONS (CONTINUED)

The following table presents stock issuances during Fiscal 2006 and 2005:

                                                  Total
                                              -------------
       Balance at March 31, 2004                 70,832,255
         Cash (a)                                12,136,284
         Conversion of preferred stock
               Series A                           2,614,941
               Series B                           3,169,340
         Consulting and legal services            6,253,232
         Conversion of warrants                     568,201
         Personnel compensation                   2,570,000
                                              -------------
       Balance at March 31, 2005                 98,144,253
         Cash                                     4,118,286
         Consulting and legal services           19,920,546
         Conversion of warrants                   3,804,570
         Personnel compensation                  14,216,000
         Non-employee compensation                2,139,810
         Exercise of options                     22,541,500
         Liquidation of note payable                550,000
         Extinguishment of debt                  11,000,000
                                              -------------
       Balance at March 31, 2006                176,434,965
                                              =============

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

2006 Incentive Stock Option Plan

The Company has adopted a stock option plan (the "2006 Plan") covering 17,700,000 shares of the Company's Class A common stock, pursuant to which employees are eligible to receive qualified incentive as well as non-qualified stock options. Incentive stock options granted under the 2006 Plan are exercisable up to ten years from the date of grant at an exercise price of not less than the fair market value of the common stock on date of grant. Options shall vest over a period of no longer than five years.

Notwithstanding, the term of an incentive stock option granted under the 2006 Plan to a shareholder owning more than 10% of the voting rights may not exceed 5 years, and the exercise price of an incentive stock option granted to such shareholder may not be less than 110% of the fair market value of the common stock on the date of grant.

Pursuant to replacement employment contracts, executed in February 2006, the Company has granted options to purchase up to 3,000,000 shares of common stock each to Charles Cardona and John Cardona at exercise prices ranging from $0.25 to $0.40 per share. These

Options vested immediately upon execution of each respective employment agreement and expire in February 2012.

At various times during Fiscal 2005, the Company granted short-term options (generally with a term of 30 days) to Kyle Kennedy, a consultant to assist the Company with business strategy, business development and mergers and acquisitions. Mr. Kennedy's compensation was in the form of options to purchase registered freely trading securities at various discounts to the then current Market price. The agreement was on a month to month basis cancelable at 30 days notice by either party.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE P - STOCK OPTIONS (CONTINUED)

                                                                Weighted average
                                                                    exercise
                                                                 price per share
                                                                ----------------

     Options outstanding at April 1, 2004          10,200,000       $  1.04
       Issued                                       2,350,000          0.21
       Exercised                                   (1,969,000)         0.22
                                                -------------       -------
     Options outstanding at March 31, 2005         10,581,000       $  0.86
       Issued                                      61,660,000          0.30
       Exercised                                  (22,541,500)         0.10
       Expired/Terminated                            (581,000)         0.21
                                                -------------       -------
     Options outstanding at March 31, 2006         49,118,500       $  0.54
                                                =============       =======

The weighted-average remaining contractual life of the options outstanding at March 31, 2006 was 5.11 years. The following table summarizes the outstanding options at March 31, 2006:

                                                     Weighted         Weighted
                                                      Average         Average
Range of                   Stock Options             Remaining        Exercise
 Prices             Outstanding    Exercisable         Life            Price

$0.00 to $0.10       10,618,500     10,618,500        5.34 yrs          $0.05
$0.11 to $0.20       17,250,000     17,250,000        5.29 yrs.         $0.15
$0.21 to $0.40        7,350,000      7,350,000        6.39 yrs.         $0.33
$0.41 to $1.00        6,950,000      6,950,000        4.25 yrs          $0.82
$1.01 to $2.00        4,100,000      4,100,000        3.63 yrs          $1.66
$2.01 to $3.00        2,850,000      2,850,000        5.06 yrs          $3.00

                     49,118,500     49,118,500
                    ===========    ===========

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

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE Q - STOCK WARRANTS

During April, 2005 and February 2006, Preferred Stockholders exercised 6,640,018 warrants which were converted to 3,804,570 shares of common stock.

As additional compensation for investment banking services, Spartan Securities Group, Inc. received warrants in fiscal 2004 and 2003 to purchase up to an aggregate 1,523,463 shares of common stock at a price of either $0.0874 per share (114,416 shares), $0.07 per share (995,714 shares) or $0.20 per share (413,333 shares). On October 7, 2004, Spartan Securities exercised 877,572 warrants which were converted to 568,201 shares of common stock. On April 7, 2005, Spartan Securities exercised 413,333 warrants which were converted to 220,444 shares of common stock. On May 25, 2004, AdZone redeemed 232,558 warrants for $76,744.

During the year ended March 31, 2006, the Company entered into various contracts for professional services and in consideration thereof granted warrants to purchase up to 1,174,286 shares of the Company's common stock at exercise prices ranging from $0.07 to $1.00. These warrants expire in 2007 through 2010.

During the year ended March 31, 2006, the Company granted warrants to investors for financing thru convertible debentures and in consideration thereof granted warrants to purchase up to 6,285,716 shares of the Company's common stock at the exercise price of $0.07. These warrants expire in 2007 through 2010.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE Q - STOCK WARRANTS (CONTINUED)

The following table summarizes the outstanding warrants as of March 31, 2006:

                                          Warrants
                                         originally      Exercise price
                                           issued           per share
                                        -------------     -------------

Outstanding, April 1, 2004                  9,070,695     $0.07 - $0.85
  Warrants issued                           7,611,143     $0.12 - $5.00
  Warrants exercised                         (877,572)    $0.07 - $0.80
  Warrants expired                                 --                --
  Warrants redeemed                          (232,558)    $0.07
                                        -------------
Outstanding, March 31, 2005                15,571,708     $0.07 - $5.00
  Warrants issued                           7,460,002     $0.05 - $1.00
  Warrants exercised                       (6,640,018)    $0.07 - $0.80
  Warrants expired                           (500,000)    $0.15 - $1.00
  Warrants cancelled                       (3,786,144)    $0.14 - $0.39
                                        -------------
Outstanding, March 31, 2006                12,105,548     $0.05 - $5.00
                                        =============

The weighted-average exercise price of the Company's outstanding warrants at March 31, 2006 is approximately $0.35 per share.

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

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

Future minimum non-cancellable lease payments under this lease agreement are as follows:

                      Year ending
                       March 31,                 Amount

                         2007                 $    50,188
                         2008                      25,332
                                              -----------
                         Total                $    75,520
                                              ===========

Rent expense for the years ended March 31, 2006 and 2005 was $48,190 and $36,642, respectively.

NOTE R - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On March 21, 2005, the Company entered into a twelve month Consulting Agreement with PAW & Associates and/or Paul Weaver to provide various product sales services. In conjunction with the terms of the agreement, the Company has issued warrants to purchase up to 250,000 shares of AdZone common stock at a strike price of $1.00. These warrants expire March 21, 2007. AdZone agrees to pay a 2.0% commission on the first $1 million of acquired contract value and 5.0% on all acquired contract values in excess of $1 million. AdZone will also issue an additional 200,000 warrants with a strike price of $1.00 and a three year exercise period upon the first $1 million in contract value. This agreement has not been renewed as of March 31, 2006.

During the current fiscal year, the Company has entered into agreements with several individuals and companies for consulting services. The agreements call for payment in common stock and warrants for services rendered.

Several of the agreements are with related parties, namely Mr. Frank Pinizzotto, Blue Diamond Consulting LLC and Diamond Trust , LLC. These parties have also loaned the Company $620,000 thru convertible promissory notes.

During the year ended March 31, 2006, the Company paid an accounting firm $30,000 in stock for accounting services.

NOTE S - SUBSEQUENT EVENTS

On July 5, 2006, the Securities and Exchange Commission announced the temporary suspension, pursuant to Section 12(k) of the Securities act of 1934(the "Exchange Act"), of trading in the securities of AdZone Research, Inc. terminating on July 18, 2006.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers;

On April 28, 2006, Charles Cardona resigned as our Chief Executive Officer and John Cardona resigned as our Chief Operating Officer. Charles Cardona shall remain Chairman of our Board of Directors. There was no disagreement or dispute between Charles Cardona and John Cardona and our Company which led to their resignations.

In addition, on April 28,2006, our Board of Directors appointed John Cardona as Vice Chairman of our Board of Directors, Jeffrey Hale as our Chief Executive Officer and President and Terrance Kent as our Chief Operating Officer. There are no understandings or arrangements between Messrs. Cardona, Hale and Kent and any other person pursuant to which Messrs. Cardona, Hale and Kent were selected as a director and officers of our Company. John Cardona is the brother of Charles Cardona. Messrs. Hale and Kent do not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

On May 1, 2006, the Company signed new employment agreements with Charles Cardona and John Cardona. These agreements supercede any prior agreement between AdZone Research, Inc. and Charles Cardona and John Cardona. The Company assumes all outstanding unpaid back salary/compensation liability under previous contracts with AdZone Research, Inc.

On May 1, 2006, the Company entered into an employment agreement with Jeffrey Hale as our Chief Executive Officer and President which will terminate on May, 1, 2009. The agreement specifies a starting bonus of 500,000 shares of AdZone common stock. The base salary will be $300,000 annually as follows; $200,000 paid as a weekly salary, $50,000 guaranteed from the Stock Option Plan plus $50,000 will be deferred until the Company reaches either $200,000 in annual revenues or paid as $961.54 additional each week the Company stock price exceeds ..25 cents.

Upon reaching $500,000 in annual revenues, the base salary shall increase to $325,000, upon reaching $3,000,000 in annual revenues, the base salary shall increase to $450,000 and upon reaching $10,000,000 in annual revenues, the base salary shall increase to $650,000.

Bonuses: Quarterly Qualitative Bonus of $20,000 at the Board's discretion plus
         Year-end Qualitative bonus of $50,000 at the Board's discretion and in addition, Employee shall receive an annual bonus as follows; .5% of the previous year's revenues plus 5% of the prior year's profits, and in addition, if the Company reaches annual profitability, employee will receive a $250,000 bonus plus 250,000 shares of common stock.

Upon reaching the first $500,000 in annual revenues, the Employee shall receive 250,000 shares of common stock; upon reaching first $5,000,000 in annual revenues, the employee shall receive 500,000 shares of AdZone common stock plus $250,000 in cash; and upon reaching first $15,000,000 in annual revenues, the employee shall receive 1,000,000 shares of common stock plus $500,000 in cash.

Upon reaching positive cash flow for one quarter, the employee shall receive 250,000 shares of AdZone common stock.

The Board of Directors shall at its discretion grant up to an additional $150,000 in bonus to the employee on an annual basis.

The Board of Directors shall at its discretion grant up to an additional 3,000,000 options in bonus to the employee on an annual basis at strike prices the Board may determine.

Stock Options: The employee shall receive options to purchase 4,000,000 (Four Million) shares as follows;

      Options for 1,000,000 shares at $0.07
      Options for 750,000 shares at $.25
      Options for 750,000 shares at $.50
      Options for 750,000 shares at $1.00
      Options for 750,000 shares at $1.50

Additionally, the employee shall receive the following;

      3,000,000 options upon the Company achieving $5,000,000 in total revenues prior to March 31, 2008.

      Options shall be priced at the closing stock bid price the next trading date after $5,000,000 in revenues have been received.

      All the options granted above shall be exercisable for six years from the date of granting.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

Additional Consideration;

      The Board will in good faith recognize the employee with additional cash, stock and Stock options for contributing to successful business events including acquisitions and mergers.

Other Agreements;

      Medical and dental insurance will be fully paid for the employee by the Company during the employment period. In addition, the employee will participate in the Company 401 K Plan. The employee shall be reimbursed for business expenses reasonably and necessarily incurred in connection with employment duties, upon presentation of proper supporting documentation. Company shall reimburse or pay for reasonable Company vehicle expense including lease or purchase payments, gas, tolls and repairs upon the Company reaching the first $500,000 in revenues. AdZone Research agrees to defend employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to, attorney's fees, legal fees and miscellaneous expenses. Legal representation will continue during the term of this contract.

On May 1, 2006, the Company entered into an employment agreement with Terrance Kent as our Chief Operating Officer which will terminate on May, 1, 2009. The agreement specifies a starting bonus of 400,000 shares of AdZone common stock. The base salary will be $250,000 annually as follows; $150,000 paid as a weekly salary, $50,000 guaranteed from the Stock Option Plan plus $50,000 will be deferred until the Company reaches either $200,000 in annual revenues or paid as $961.54 additional each week the Company stock price exceeds .25 cents.

Upon reaching $500,000 in annual revenues, the base salary shall increase to $275,000, upon reaching $3,000,000 in annual revenues, the base salary shall increase to $400,000 and upon reaching $10,000,000 in annual revenues, the base salary shall increase to $500,000.

Bonuses: Quarterly Qualitative Bonus of $15,000 at the Board's discretion plus
         Year-end Qualitative bonus of $25,000 at the Board's discretion and in addition, Employee shall receive an annual bonus as follows; .35% of the previous year's revenues plus 2.5% of the prior year's profits, and in addition, if the Company reaches annual profitability, employee will receive a $100,000 bonus plus 150,000 shares of common stock.

Upon reaching the first $500,000 in annual revenues, the Employee shall receive 250,000 of common stock; upon reaching first $5,000,000 in annual revenues, the employee shall receive 500,000 shares of AdZone common stock plus $100,000 in cash; and upon reaching first $15,000,000 in annual revenues, the employee shall receive 750,000 shares of common stock plus $250,000 in cash.

Upon reaching positive cash flow for one quarter, the employee shall receive 200,000 shares of AdZone common stock.

The Board of Directors shall at its discretion grant up to an additional $75,000 in bonus to the employee on an annual basis.

The Board of Directors shall at its discretion grant up to an additional 1,500,000 options in bonus to the employee on an annual basis at strike prices the Board may determine.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

Stock Options: The employee shall receive options to purchase 3,000,000 (Three Million) shares as follows;

      Options for 1,000,000 shares at $0.07
      Options for 500,000 shares at $.25
      Options for 500,000 shares at $.50
      Options for 500,000 shares at $1.00
      Options for 500,000 shares at $1.50

Additionally, the employee shall receive the following;

      1,500,000 options upon the Company achieving $5,000,000 in total revenues prior to March 31, 2008.

      Options shall be priced at the closing stock bid price the next trading date after $5,000,000 in revenues have been received.

      All the options granted above shall be exercisable for six years from the date of granting.

Additional Consideration;

      The Board will in good faith recognize the employee with additional cash, stock and Stock options for contributing to successful business events including acquisitions and mergers.

Other Agreements;

      Medical and dental insurance will be fully paid for the employee by the Company during the employment period. In addition, employee will participate in the Company 401 K Plan. Employee shall be reimbursed for business expenses reasonably and necessarily incurred in connection with employment duties, upon presentation of proper supporting documentation. Company shall reimburse or pay for reasonable Company vehicle expense including lease or purchase payments, gas, tolls and repairs upon the Company reaching the first $500,000 in revenues. AdZone Research agrees to defend employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to, attorney's fees, legal fees and miscellaneous expenses. Legal representation will continue during the term of this contract.

                              ADZONE RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

During the period April 1, 2006 through July 7, 2006 the following equity transactions occurred:

In June, 2006, the Company filed a Schedule 14C in order to increase the $0.001 par value common stock from 200,000,000 shares to an authorized issuance of 400,000,000 shares.

During the period April 1, 2006 through July 7, 2006 the following equity transactions occurred:

      o The Company issued 5,422,394 shares of its common stock in consideration for professional services performed.

      o The Company placed 6,900,000 shares of its common stock in escrow with its stock transfer agent in anticipation of future exercises of stock options issued under the Company's stock option plans.

            Three holders of convertible debentures converted $143,500 of their debt for 2,067,839 shares of common stock.

      o The Company issued warrants to purchase up to 75,000 shares of its common stock.

      o The Company issued options to purchase up to 6,375,000 shares of its common stock to employees, 2,000,000 shares to directors and 900,000 shares to consultants.

      o The Company issued stock grants of 1,150,000 shares of common stock to employees and 1,000,000 shares to directors.