Form 10QSB
period 2006-06-30
ADZONE RESEARCH INC
filed 2006-08-21
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: 193,049,902 common shares, $.001 par value, as of August 11, 2006.

Transitional small business disclosure format (check one):  Yes |_| No |X|

                              ADZONE RESEARCH, INC.
                 FORM 10-QSB FOR THE PERIOD ENDED JUNE 30, 2006

                                      INDEX

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEETS AS OF JUNE 30, 2006
              AND MARCH 31, 2006                                             F-1
         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THREE
         MONTHS ENDED JUNE 30, 2006 AND 2005                                 F-2
         UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
              FOR THE THREE MONTHS ENDED JUNE 30, 2006                       F-3
         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE
         THREE MONTHS ENDED JUNE, 2006 AND 2005                          F-4 - 5
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS              F-6 - 15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION                                                       3
ITEM 3.  CONTROLS AND PROCEDURES                                               8

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    10
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS                                                                      10
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  12
ITEM 5.  OTHER INFORMATION                                                    13
ITEM 6.  EXHIBITS                                                             14


SIGNATURES                                                                    15

PART I.  CONDENSED FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                        JUNE 30, 2006 AND MARCH 31, 2006

                                                 June 30,         March 31,
                                                  2006              2006
                                               (unaudited)       (audited)

ASSETS
Current assets:
   Cash                                       $    584,633    $  1,068,871
   Accounts  receivable                              1,184           7,349
   Prepaid expenses and                             24,671          24,671
   other
Total current assets                               610,488       1,100,891

Property and equipment, net                         32,403          38,533
Other assets                                           968          10,246
Total assets                                  $    643,859    $  1,149,670

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Contingent stock settlement liability
                                              $    448,000    $         --
   Accounts payable                                 23,004          88,542
   Accrued compensation                            477,157         195,630
   Accrued expenses                                154,699         270,987
   Accrued dividend payable                        135,000         135,000
   Deferred revenue                                 77,778         100,000
   Loan payable -convertible debentures            877,049         788,602
   Current maturities of long-term debt            166,783         166,783
   Due to stockholder                            1,250,000       2,000,000
                                              ------------    ------------

Total current liabilities                        3,609,470       3,745,544

                                              ------------    ------------
Commitments and contingencies                           --              --

Stockholders' deficit:
   Preferred stock                                  43,469          43,469
   Common stock                                    191,565         176,435
   Additional paid-in capital                   23,589,328      21,458,599
   Accumulated deficit                         (26,646,273)    (24,202,380)
   Deferred compensation                          (127,440)        (55,737)
   Other stockholders' equity                      (16,260)        (16,260)
Total stockholders' deficit                     (2,965,611)     (2,595,874)
Total liabilities and stockholders' deficit   $    643,859    $  1,149,670

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005


                                                   June 30,        June 30,
                                                    2006             2005
                                                 (unaudited)      (unaudited)
                                                -------------    -------------
                                                                 (as restated)

Net contract revenues                           $      22,407    $      75,096
                                                -------------    -------------

Operating costs and expenses:

   Consulting and professional services               598,823          378,346
   Salaries and related costs                         968,675          511,591
   General and administrative                         456,734          258,485
   Depreciation and amortization                        6,130            3,035
                                                -------------    -------------
                                                    2,030,362        1,151,457
                                                -------------    -------------
Loss from operations                               (2,007,955)      (1,076,361)

Other income (expense)
      Interest (expense), net                          (5,154)             449
      Interest expense-debenture amortization        (231,947)              --
      Extinguishment gains                            250,000         (230,858)
      (losses)
      Derivative loss                                (448,000)        (242,000)
                                                -------------    -------------
Net loss                                        $  (2,443,056)   $  (1,548,770)
                                                =============    =============

Reconciliation of net loss to loss applicable
   to common stockholders:
   Net loss                                     $  (2,443,056)   $  (1,548,770)
   Preferred stock dividends                             (837)            (837)

                                                -------------    -------------
   Loss applicable to common stockholders       $  (2,443,893)   $  (1,549,607)
                                                =============    =============

Loss per common share:
   Basic and diluted loss per common share      $       (0.01)   $       (0.02)
                                                =============    =============
Shares used in computing basic and diluted
   loss per commonshare                           177,811,965       98,670,080
                                                =============    =============

See accompanying notes.

                              ADZONE RESEARCH, INC.
             UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                        THREE MONTHS ENDED JUNE 30, 2006

                                Preferred Stock        Common Stock
                                                                                              Paid-in
                                Shares     Amount             Shares           Amount          Capital
                                ------    --------          -----------      ---------      ------------
Balances,                         3.12    $ 43,469          176,434,965      $ 176,435      $ 21,458,599
March 31, 2006

Issuance of
common stock
for:

     Employee compensation                                    1,150,000          1,150           125,350
     Exercise of employee                                     4,190,000          4,190           251,444
      stock options
     Conversion of                                            2,067,839          2,068           142,681
debentures
     Professional services                                    7,722,394          7,722           778,004
Issuance of options for                                                                          410,750
    employee compensation
Issuance of options to                                                                           234,500
    directors
 and consultants
Preferred stock dividends
paid
Issuance of warrants for                                                                           6,000
services
Amortization of deferred
compensation
Debt issued with warrants                                                                        182,000
and beneficial conversion
features


Net loss
Balances ,June  30, 2006          3.12    $ 43,469          191,565,198      $ 191,565      $ 23,589,328

                             Accumulated                       Deferred
                               Deficit           Other          Compen.           Total
                            -------------      ---------       ---------      -------------
Balances,                   $ (24,202,380)     $ (16,260)      $ (55,737)     $  (2,595,874)
March 31, 2006

Issuance of                                                                               -
common stock
for:

     Employee compensation                                      (105,705)            20,795
     Exercise of employee
      stock options                                                                 255,634
     Conversion of                                                                  144,749
debentures
     Professional services                                                          785,726
Issuance of options for                                                             410,750
    employee compensation
Issuance of options to                                                              234,500
    directors
 and consultants
Preferred stock dividends            (837)                                             (837)
paid
Issuance of warrants for                                          34,002             6,000
services
Amortization of deferred                                                             34,002
compensation
Debt issued with warrants
and beneficial conversion                                                           182,000
features


Net loss                       (2,443,056)                                       (2,443,056)
Balances ,June  30, 2006     $(26,646,273)    $  (16,260)      $(127,440)     $  (2,965,611)

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                         June 30,      June 30,
                                                          2006           2005
                                                       (unaudited)    (unaudited)
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                 (as restated)

Net loss                                               $(2,443,056)   $(1,548,770)
Adjustments to reconcile net loss to net cash
   flows used in operating activities:
     Depreciation expense                                    6,130          3,035
     Derivative loss                                       448,000        242,000
     Amortization of debt discount                         233,196             --
     Extinguishment (gains)  losses                       (250,000)       230,858
     Stock based compensation;
            Professional services                          675,725        138,725
            Salaries, wages and bonuses                    542,046        302,900
     Warrants and options issued to non-employees
         for services                                      240,000         79,914
Amortization of deferred stock-based  compensation          34,002        358,168
     Changes in operating assets and liabilities:
         Accounts receivable                                 6,165          7,981
         Prepaid expenses and other current assets              --          2,000
         Deferred revenue                                  (22,222)            --
         Accounts payable and accrued expenses              99,701       (150,422)
         Due to stockholder                               (500,000)            --
                                                       -----------    -----------
Net cash flows used in operating activities               (930,313)      (333,611)

                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment                                          --          3,035
                                                       -----------    -----------
Net cash flows used in investing activities                     --         (3,035)
                                                       -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sales of common stock and
   warrants, net of $150,000 of offering expenses               --         75,000
Proceeds from issuance of  long-term debt                  182,000        165,000
Proceeds from the exercise of employee stock options       255,634             --
Cash paid for preferred stock dividends                       (837)          (837)

Decrease (increase) in restricted cash                       9,278        (10,107)
                                                       -----------    -----------
Net cash flows provided by financing activities            446,075        229,056

                                                       -----------    -----------
Net decrease i in cash                                    (484,238)      (107,590)
Cash at beginning of period                              1,068,871        431,790
                                                       -----------    -----------
Cash at end of period                                  $   584,633    $   324,200
                                                       ===========    ===========

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                                      June 30,    June 30,
                                                                       2006         2005
                                                                   (unaudited)   (unaudited)
                                                                    ----------   ----------
                                                                                 (restated)
SUPPLEMENTAL DISCLOSURES
Cash paid for interest                                              $    9,690   $    2,100
                                                                    ----------   ----------

SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Marketable securities declared as a property dividend
                                                                            --   $  233,186

                                                                    ----------   ----------

Property and equipment acquired through issuance of common stock    $       --   $   16,650
                                                                    ----------   ----------

Note payable satisfied through issuance of common stock             $       --   $   50,000
                                                                    ----------   ----------

Warrants issued and beneficial conversion feature associated with
debentures                                                          $       --   $  254,857
                                                                    ----------   ----------

Conversion of debentures                                            $  144,749   $       --
                                                                    ----------   ----------

See accompanying notes.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America for interim financial information and pursuant to the Regulation S-B of the Rules and Regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosure normally included in annual financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America have been condensed or omitted. Accordingly, the accompanying financial statements should be read in conjunction with ADZONE's annual financial statements and notes thereto included in its Form 10-KSB for the year ended March 31, 2006.

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

The Company's revenues during the three month period ended June 30, 2006 were concentrated with one commercial licensure contract. The Company's revenues during the three month period ended June 30, 2005 were concentrated with one commercial licensure contract.

Certain accounting policies:

Revenue recognition:
The Company derived $ 22,407 of revenues during the three month period ended June 30, 2006 and $75,096 of revenues during the three month period ended June 30, 2005 under licensing arrangements for commercial applications of the Company's technologies. Revenue is recognized ratably over the term of the agreement.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2006

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

Derivative financial instruments:

The Company accounts for derivative financial instruments indexed to and potentially settled in, its own stock in accordance with Emerging Issues Task Force Consensus No. 00-19, which provides that if the number of shares deliverable in a transaction are indeterminable, the fair value of said shares shall be presented as a liability in the balance sheet. The liability is to be measured at, and adjusted to, fair value until such time as the obligation is settled. The shares to be issued in connection with the Shortfall discussed in
Note 3 to the financial statements are such derivative transactions due to the Company's obligation to deliver registered shares, which cannot be assumed pursuant to Consensus No. 00-19. As such, the Company's obligation has been presented in the accompanying balance sheet as a liability. The change in the fair value of this liability at each financial reporting date is and will continue to be charged (credited) to operations until settled.

2.    LIQUIDITY AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(2,443,056) and used cash of $(484,238) in conducting its operations during the three months ended June 30, 2006. In addition, the Company has a working capital deficiency of $(2,998,981) as of that date. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining period in fiscal year ended March 31, 2007 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $584,633 will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

      a. Management does not believe that the significant level of cash used in operations during the three months ended June 30, 2006 of $(484,238) is indicative of cash flow usage during the next four fiscal quarters.

      b. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current three months, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

During the remainder of fiscal year ended March 31, 2007, management plans to continue to promote the U.S. Department of Defense and Commercial uses of its technologies. However, there can be no assurances that the Company can execute additional revenue producing contracts under acceptable terms and conditions.

The Company has introduced a new product called Online Predator Profiling System
(OPPS) developed with the help of a number of law enforcement departments for identifying and tracking online predators as well as finding missing children, and has started taking orders for same.

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

3.    STOCKHOLDERS' EQUITY

ISSUANCES OF COMMON STOCK AND WARRANTS

During the three month period ended June 30, 2006, the Company issued 15,130,233 shares of common stock, as follows: 2,067,839 shares for the conversion of convertible debentures; 7,722,394 shares for consulting and non-employee related services; 1,150,000 shares for employee related services, and 4,190,000 shares for the exercise of employee stock options. The Company recorded stock-based compensation during the three months ended June 30, 2006, in all instances, based upon the closing market price on the date the stock was issued for purposes of fair value. This resulted in charges to operations of $915,725 for consulting and non-employee related services and $576,048 for employee related services. These charges are included in Consulting and Professional Services and Salaries and related costs in the accompanying unaudited condensed statements of operations.

The Company placed 6,900,000 shares of its common stock in escrow with its transfer agent in anticipation of future exercises of stock options issued under the Company's stock option plans.

SHORTFALL IN COMMON STOCK

As of June 30, 2006, there was a potential shortfall of 14,195,674 shares of common stock to be issued to cover the 54,353,500 options outstanding and the 10,076,976 warrants outstanding, less the 41,800,000 shares to be returned by 6 option holders who have agreed to relinquish these stock options in July, 2006, if the authorized number of shares is not increased to at least 300,000,000 authorized shares. These shares were valued using the Black- Scholes method on June 30, 2006. As such, the Company's obligation has been presented in the accompanying balance sheet as a liability.

ISSUANCES OF STOCK OPTIONS

On May 1, 2006, the Company granted stock options to acquire an aggregate 2,300,000 shares of common stock to its employees, as well as an aggregate of 2,000,000 shares of common stock to the Company's Directors. These options are exercisable at the exercise price of $0.11 per share valid for 3 years for employees and 6 years for directors.

In addition, on May 1, 2006, Company granted stock options to acquire an aggregate 4,075,000 shares of common stock to its employees and 900,000 shares to consultants. These options are exercisable for 6 months and have a price of $0.02 discount to the stock price at the time of exercise.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


The Company accounts for stock options to employees, non-employees and directors using the fair-value method. The intrinsic method resulted in compensation expense of $410,750 related to the employee stock options for the three months ended June 30, 2006. The fair value of the Director and Consultant stock options, applying the Black-Scholes methodology, amounted to $234,000.

DEFERRED COMPENSATION

Deferred compensation, related to equity issuances, is charged to operations over the periods of contractual performance for consultants and service providers and over vesting periods for employees. Deferred compensation related to future periods as of April 1, 2006 amounted to $55,737. Amortization of all sources of deferred compensation during the period amounted to $55,780. Deferred compensation related to future periods as of June 30, 2006 amounted to $127,440.

4.    NUTMEG SUBSCRIPTION AGREEMENT

      (a) On May 24, 2004, AdZone entered into a Subscription Agreement with the Nutmeg Group, LLC for a private placement up to $1,750,000. On July 23, 2004 the agreement was amended to increase the private placement up to $1,850,000. The agreement provided four traunches:
            The first traunch of $400,000 on May 20, 2004; the second traunch of $600,000 on July 2, 2004; the third traunch of $100,000 on September 17, 2004 and the fourth traunch option for $750,000 within 5 days of effective registration.

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

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


warrants could be reduced to 4,000,000 depending on the stock price, as defined.

The new agreement cancels debentures in the amount of $100,000 and warrants; a liability that was to be settled with the Company's stock valued at $2,148,000 and penalty accruals amounting to $154,000. As a result, the Company has recognized an extinguishment loss in the amount of $2,494,281 at March 31, 2006..

The agreement has reset clauses c, d and e as below;

      (c) The 11,000,000 shares will be subject to a mutual reset. In the event that the stock price declines to below $0.125 per share and remains so at either the time such shares become registered or at the one-year anniversary of the October 2005 investment date (a "Nutmeg/Arbus Reset"), then AdZone shall issue an additional 5,000,000 shares. On the other hand, if there is no Nutmeg/Arbus Reset, at any time after such shares are tradable, without any selling restriction, and the closing bid price exceeds $0.30 per share and remains at least at such level for 3 days thereafter, and such shares have not been sold, the number of shares shall be reduced by 1,000,000, which then must be returned, to the extent not sold by that time (an "AdZone Reset").

      (d) AdZone shall issue at this time to Nutmeg/Arbus, 11,000,000 warrants exercisable at $0.10 per share, provided that in the event of a Nutmeg/Arbus Reset, then AdZone shall issue an additional 5,000,000 warrants; in the event of an AdZone Reset, and such warrants have not been exercised, the number of warrants shall be reduced by 1,000,000, which then must be returned, to the extent not exercised by that time; and in the event of an AdZone Reset, and such warrants have not been exercised, then the exercise price shall increase to $0.15 per share. The Common Stock into which the Warrants are exercisable will have piggyback registration rights, and the Warrants will be transferable. If within 360 days of Closing, the Company does not register the shares of Common Stock into which the Warrants are exercisable, or the shares of Common Stock into which the Warrants are exercisable are not otherwise freely tradable, then, at Nutmeg/Arbus' option, the Warrant exercise may be cashless.

      (e) Once the shares of Common Stock into which the Warrants are exercisable are registered, AdZone shall have the ability to cause Nutmeg/Arbus to exercise the warrants if the AdZone's Common Stock is trading above $.30 for twenty (20) consecutive trading days, to the extent of 10% of the Total Dollar Trading Volume for such period. For purposes of the preceding sentence, Total Dollar Trading Volume shall mean the number of shares traded on such exchange for such twenty (20) consecutive trading days, times the average price of such trades (a "Mandatory Exercise"). To cause a Mandatory Exercise, AdZone shall issue twenty (20) day prior Notice. The exercise shall occur and be effective, immediately following such twenty (20) days of Notice.

Amounts due under the new agreement of $2,000,000, which consists of $900,000 in cash and $1,100,000 in stock and warrants valued at the market price at March 31, 2006. The amount of $500,000 was paid in May 2006 and the balance of $400,000 was due June 12, 2006. The Company is currently renegotiating the last payment. As of June 30, 2006, the value of the stock and warrants was reduced to $850,000 to reflect the market price at June 30, 2006.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

5.    PRO FORMA STOCK COMPENSATION INFORMATION

The following table reflects supplemental financial information related to stock-based employee compensation for the three months ended June 30, 2006 and 2005.

The pro forma information for June 30, 2005 reflects the difference between the intrinsic value method which was used by the Company for that period and the fair value method. The information for June 30, 2006 reflects only the fair value method. The fair value method was adopted by the Company as of January 1, 2006, as required by SFAS 123R.


                                                                              June 30,        June 30,
                                                                                2006           2005
                                                                             -----------    -----------
                                                                                           (as restated)
Loss applicable to common shareholders, as reported                          $(2,443,056)   $(1,548,770)
Stock-based employee compensation, as reported                                   575,590        302,900
Stock-based employee compensation under the fair value method                   (575,590)      (668,399)
                                                                             -----------    -----------
Pro-forma loss applicable to common shareholders under fair value method
                                                                             $(2,443,056)   $(1,914,269)
                                                                             ===========    ===========
Loss applicable to common shareholders per share, as reported                $     (0.01)   $     (0.02)
                                                                             ===========    ===========
Pro-forma  loss  applicable  to common  stockholders  per share under fair
value method                                                                 $     (0.01)   $     (0.02)
                                                                             ===========    ===========

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company used the following assumptions in valuing its stock options;

            Risk free interest rate          4.5%
            Expected volatility              154%

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

6.    LONG TERM DEBT

Long term debt at March 31, 2006     $ 788,062
Converted                             (143,500)
Issued                                 182,000
Amortization of discount                49,947
                                     ---------

                                       877,049
Less; current maturities               877,049
                                     ---------
Long term debt as at June 30, 2006   $       0
                                     ---------

During the period ended June 30, 2006, the Company issued $182,000 of convertible promissory notes for cash. The notes bear interest at 8% and are due in one year from date of issue. The notes are convertible into shares of the Company's common stock at 50% of the market value on the date of conversion.

The fair value of the beneficial conversion feature is greater that the fair value of the debt resulting in a debt discount of $182,000. Amortization of these and other notes amounted to $233,196 for the three months ended June 30, 2006.

7.    COMMITMENTS AND CONTINGENCIES

Due to the Company's financial position, from time to time, the Company may become party to collection actions, litigation and/or judgments related to the non-payment of various operating expenses. Management is of the opinion that an appropriate provision for amounts due and other related expenses have been made in the accompanying financial statements.

8.    SUBSEQUENT EVENTS

Legal proceedings

The Company and certain of its directors, executive officers and employees have been subpoenaed by the Securities and Exchange Commission (SEC) to produce documentation as part of a formal investigation. The Company is cooperating with the investigation.

PART 1. CONDENSED FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Special Note on Forward-Looking Statements. Certain statements in "Management's Discussion and Analysis or Plan of Operation" below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this quarterly report, and in other reports filed by us with the SEC.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2006 and June 30, 2005

Revenues: Revenues for the three months ended June 30, 2006 amounted to $22,407, compared to $75,096 for the three months ended June 30, 2005. This decrease in revenue in the amount of $52,689 is primarily attributable to the termination of a prior licensing agreement and the start of a new licensing agreement.. The current period revenues were derived from a license agreement related to the commercial application of the Company's technologies.

Cost of contract revenue: Costs of contract revenue are immaterial. This trend reflects the near fully automated process of the Company's Net Get (C) Decryption Process. NetGet (C) was deployed for Department of Defense Contracts. This technology was developed to be a fully automated, Internet-based technology that monitors customer-provided web-pages, or URLs, for terrorist or criminal activities. The Department of Defense provided the Company with the URLs for this contract which are monitored and reported to the customer. Therefore, direct costs associated with this contract are minimal. Future contracts, if any, will be contracted to the customers' specific requirements and may require production, development, other services or enhanced scope. As a result, any future contracts may require additional direct resources and cost, which will be recorded as the revenues are earned.

Consulting and professional services: Consulting and professional services for the three months ended June 30, 2006 amounted to $598,823 compared to a $378,346 for the three months ended June 30, 2005. The increase in the amount of $220,477 was primarily attributable to the engagement of firms to raise capital, assisting in contract negotiation and acquisition and assisting in seeking strategic merger/acquisition candidates. During the three months ended June 30, 2006, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see Note 5 to the accompanying Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company's consultants on an extended basis.

Salaries and related costs: Salaries and related costs for the three months ended June 30, 2006 amounted to $968,675 compared to $511,591 for the three months ended June 30, 2005. The increase in the amount of $457,084 relates to a higher head count compared to the same period last year and the issuance of stock grants and options to employees. In addition, as a result of the adoption of SFAS No. 123R, the Company is required to recognize greater compensation expense for the options issued to employees beginning in January, 2006.

General and administrative expenses: General and administrative expenses amounted to $456,734 for the three months ended June 30, 2006, compared to $258,485 for the three months ended June 30, 2005. The increase is largely attributable to the issuance of options to Directors, and increased travel expenses necessary to access customers.

Depreciation and amortization: Depreciation and amortization amounted to $6,130 for the three months ended June 30, 2006, compared to $3,035 for the three months ended June 30, 2005. The increase in the amount of $3,095 was attributable to higher levels of fixed assets in the current period. While the Company has no commitments to acquire property and equipment, significant levels of future revenue producing contracts, if any, will require comparable significant investments in fixed assets.

Other income (expense): Other income (expense) amounted to $(435,101) for the three months ended June 30, 2006, compared to ($472,409) for the three months ended June 30, 2005. The components of other income (expense) are as follows for the three months ended June 30, 2006 and 2005.

                                                      2006         2005
                                                   ---------    ---------
Other income (expense)
      Interest income (expense), net               $  (5,154)   $     449
      Interest expense-debenture amortization       (231,947)          --
      Extinguishment gains (losses) (a)              250,000     (230,858)
      Derivative loss (b)                           (448,000)    (242,000)


      (a) Extinguishment gains at June 30, 2006 represent amounts due under the new Nutmeg Agreement which consisted of stock and warrants valued at $1,100,000 at March 31, 2006, was reduced at June 30, 2006 to $850,000 to reflect the market price at June 30, 2006. (See the Nutmeg Subscription Agreement in the Notes to the accompanying Unaudited Condensed Financial Statements).

      (b)   Derivative financial instruments:

      The Company accounts for derivative financial instruments indexed to and potentially settled in, its own stock in accordance with Emerging Issues Task Force Consensus No. 00-19, which provides that if the number of shares deliverable in a transaction are indeterminable, the fair value of said shares shall be presented as a liability in the balance sheet. The liability is to be measured at, and adjusted to, fair value until such time as the obligation is settled. The shares to be issued in connection with the Shortfall discussed in Note 3 to the financial statements are such derivative transactions due to the Company's obligation to deliver registered shares, which cannot be assumed pursuant to Consensus No. 00-19. As such, the Company's obligation has been presented in the accompanying balance sheet as a liability. The change in the fair value of this liability at each financial reporting date is and will continue to be charged (credited) to operations until settled.

Preferred stock dividends: Preferred stock dividends relate to cumulative dividend features associated with the Company's Series A and Series B Preferred Stock. Preferred stock dividends were $837 during the three month period ended June 30, 2006 and $837 during the three month period ended June 30, 2005. For purposes of computing loss attributable to common stockholders, net loss is reduced by preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $(2,443,056) and used cash of $(484,238) in conducting its operations during the three months ended June 30, 2006. In addition, the Company has a working capital deficiency of $(2,998,981) as of that date. These recurring conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2007 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $584,633 will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

      a. Management does not believe that the significant level of cash used in operations during the three months ended June 30, 2006 ($484,238) is indicative of cash flow usage during the next four fiscal quarters.

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

During the remainder of fiscal year ended March 31, 2007, management plans to continue to promote the U.S. Department of Defense and Commercial uses of its technologies. However, there can be no assurances that the Company can execute revenue producing contracts under acceptable terms and conditions.

The Company has introduced a new product called Online Predator Profiling System
(OPPS) Developed with the help of a number of law enforcement departments for identifying and tracking online predators as well as finding missing children, and has started taking orders for same.

On October 3, 2005, Adzone entered into an Internet Monitoring Agreement with the Justice Fund. Under the agreement, Adzone will monitor the Internet using its Inter-cept Internet monitoring technology for pirated copies of the movie "All In" and 2 planned sequels. The agreement value to Adzone is $100,000 and was paid in October, 2005. The resulting revenue from this agreement was deferred and is being recognized over the term of the agreement. At June 30, 2006, $22,222 is associated with this agreement and is included in revenue.

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

LIQUIDITY

June 30, 2006 compared to March 31, 2006

The Company has working capital deficit of $(2,998,981) as of June 30, 2006 compared to $(2,644,653) as of March 31, 2006. Net working capital of $446,075 was generated from financing activities during the three months ended June 30, 2006, consisting primarily of the exercise of stock options by employees and borrowings under convertible debentures. The working capital generated from these financing activities was diminished by $(930,313) from operating activities. Operating activities during the three months ended June 30, 2006 reflected significant continuing operating losses.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements of the types described in Item 303 (c) of Regulation SB.

PART I. CONDENSED FINANCIAL INFORMATION

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report ("the Evaluation Date"), our management, including our chief executive officer and principal accounting officer, conducted an evaluation ("Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934. In the course of the Evaluation, we identified significant material weaknesses in our internal disclosure controls and procedures.

Our auditors advised AdZone that this internal control deficiency constitutes a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. Our chief executive officer and our principal accounting concluded that as of the Evaluation Date our disclosure controls and procedures were not effective. Our chief executive officer and our principal accounting officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our principal accounting officer, to allow timely decisions regarding required disclosure.

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

It has come to the attention of the Company through an independent due diligence process that there was an error in the calculation of the stock settlement liability reported as of March 31, 2005. As a result, the stock settlement liability and related derivative loss as as originally reported in the March 31, 2005 statement of operations, was understated by $462,512. Net loss and accumulated deficit were also understated by this amount. .

We are implementing a better system of controls and review process by our management. to avoid similar problems in the future. This is being accomplished by a periodic review of our day to day financial entries by management to avoid any improper entries or issues that need to be resolved in accordance with proper generally accepted accounting principles (GAAP) accounting.

Disclosure controls and procedures are controls that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

ADZONE is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

In July 2006, the Company and certain of its directors, executive officers and employees have been subpoenaed by the Securities and Exchange Commission (SEC) to produce documentation as part of a formal investigation. The Company is cooperating with the investigation.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2006, the Company issued 4,331,039 shares of common stock, as follows: (i) 2,067,839 shares for the conversion of convertible debentures; and (ii) 2,263,200 shares for consulting and non-employee related services.

During the three months ended June 30, 2006, the Company issued 75,000 warrants in connection with service providers.

On May 1, 2006, the Company granted stock options to acquire an aggregate 2,300,000 shares of common stock to its employees, as well as an aggregate of 2,000,000 shares of common stock to the Company's Directors. These options are exercisable at the exercise price of $0.11 per share valid for 3 years for employees and 6 years for directors.

In addition, on May 1, 2006, Company granted stock options to acquire an aggregate 4,075,000 shares of common stock to its employees and 900,000 shares to consultants. These options are exercisable for 6 months and have a price of $0.02 discount to the stock price at the time of exercise.

On May 1, 2006, the Board resolved to offer compensation as follows; (i) 1,150,000 shares to employees, and (ii) 1,000,000 shares to directors, each as compensation for services performed on our behalf. The price of the shares issued was $0.11 per share.

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


ADZONE RESEARCH, INC.


/s/ Jeffrey Hale             Chief Executive Officer and        August 21, 2006
--------------------         President
Jeffrey Hale


/s/ Charles Cardona          Principal Accounting Officer       August 21, 2006
--------------------
Charles Cardona

ADZONE RESEARCH, INC.
EXHIBIT INDEX

Exhibit
-------

31.1  Certification by Chief Executive Officer pursuant to Sarbanes Oxley
      Section 302 (filed herewith).

31.2  Certification by Principal Accounting Officer pursuant to Sarbanes Oxley
      Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2  Certification by Principal Accounting Officer pursuant to 18 U.S.C.
      Section 1350 (filed herewith).