Form 10QSB
period 2006-09-30
ADZONE RESEARCH INC
filed 2006-11-17
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: 197,708,698 common shares, $.001 par value, as of November 10, 2006.

Transitional small business disclosure format (check one):  Yes |_|  No |X| |

                              ADZONE RESEARCH, INC.
          FORM 10-QSB FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2006

                                      INDEX

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2006
              AND MARCH 31, 2006(AUDITED)                                      3
         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR
         SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005                4
         UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
         FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006                           5
         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE
         SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005                        6-7
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                     8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
              OPERATIONS                                                      21
ITEM 3.  CONTROLS AND PROCEDURES                                              27

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    29
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
              PROCEEDS                                                        30
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      31
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  32
ITEM 5.  OTHER INFORMATION                                                    33
ITEM 6.  EXHIBITS                                                             34


SIGNATURES                                                                    35

PART I.  CONDENSED FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                      SEPTEMBER 30, 2006 AND MARCH 31, 2006

                                                   September 30,     March 31,
                                                      2006              2006
                                                   (unaudited)       (audited)
                                                   ------------    ------------
ASSETS
Current assets:
   Cash                                            $    551,453    $  1,068,871

   Accounts  receivable                                     125           7,349
   Prepaid expenses and other current assets            310,556          24,671
                                                   ------------    ------------
Total current assets                                    862,134       1,100,891
                                                   ------------    ------------

Property and equipment, net                              26,272          38,533
Other assets                                                 --          10,246
Total assets                                       $    888,406    $  1,149,670
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Contingent stock settlement liability           $  1,095,500    $         --

   Accounts payable                                      79,585          88,542
   Accrued compensation                                 685,206         195,630
   Accrued expenses                                     127,637         270,987
   Accrued dividend payable                             135,000         135,000
   Deferred revenue                                      44,445         100,000
   Loan payable -convertible debentures                 743,168         788,602
   Current maturities of long-term debt                 166,783         166,783
   Due to stockholder                                   950,000       2,000,000
                                                   ------------    ------------
Total current liabilities                             4,027,224       3,745,544
                                                   ------------    ------------
Total liabilities                                     4,027,224       3,745,544
Commitments and contingencies                                --              --
Stockholders' deficit:
   Preferred stock                                       43,469          43,469
   Common stock                                         189,540         176,435
   Additional paid-in capital                        23,311,034      21,458,599
   Accumulated deficit                              (26,582,600)    (24,202,380)
   Deferred compensation                                (84,101)        (55,737)
   Other                                                (16,260)        (16,260)
                                                   ------------    ------------
Total stockholders' deficit                          (3,138,918)     (2,595,874)
                                                   ------------    ------------
Total liabilities and stockholders' deficit        $    888,406    $  1,149,670
                                                   ============    ============

                             See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                        September 30,    September 30,
                                                                            2006             2005
                                                                        (unaudited)       (unaudited)
                                                                                         (as restated)
                                                                        -------------    -------------
Net contract revenues                                                   $      58,338    $     139,703
                                                                        -------------    -------------
Operating costs and expenses:
   Consulting and professional services                                       749,716          733,938
   Salaries and related costs                                               1,266,720        1,067,478
   General and administrative                                                 642,298          415,984
   Depreciation and amortization                                               12,260            7,320
                                                                        -------------    -------------
                                                                            2,670,994        2,224,720
                                                                        -------------    -------------
Loss from operations                                                       (2,612,656)      (2,085,017)

Other income (expense)
         Interest (expense), net                                              (36,822)          (6,613)
         Interest expense-debenture amortization                             (148,066)        (168,167)
         Extinguishment gains (                                               495,000         (230,858)
         losses)
         Derivative loss                                                      (76,000)        (732,000)
                                                                        -------------    -------------
Total other income (expense)                                                  234,112       (1,137,638)
                                                                        -------------    -------------
Net loss                                                                $  (2,378,544)   $  (3,222,655)
                                                                        =============    =============

Reconciliation of net loss to loss applicable to common stockholders:
   Net loss                                                             $  (2,378,544)   $  (3,222,655)
   Preferred stock dividends                                                   (1,674)          (1,674)
                                                                        -------------    -------------
   Loss applicable to common stockholders                               $  (2,380,218)   $  (3,224,329)
                                                                        =============    =============
Loss per common share:
   Basic and diluted loss per common share                              $       (0.01)   $       (0.03)
                                                                        -------------    -------------
   Shares used in computing basic and diluted loss per
   common share                                                           186,670,020      102,941,956
                                                                        =============    =============


                            See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                September 30,     September 30,
                                                                    2006             2005
                                                                 (unaudited)      (unaudited)
                                                                                 (as restated)
                                                                -------------    -------------
Net contract revenues                                           $      35,931    $      64,607
                                                                -------------    -------------

Operating costs and expenses:

   Consulting and professional services                               150,893          355,592
   Salaries and related costs                                         298,045          555,887
   General and administrative                                         182,640          157,499
   Depreciation and amortization                                        6,130            4,285
                                                                -------------    -------------
                                                                      637,708        1,073,263
                                                                -------------    -------------
Loss from operations                                                 (601,777)      (1,008,656)

Other income (expense)
         Interest (expense), net                                      (34,593)          (7,162)
         Interest  (expense)-debenture amortization                   (53,000)        (168,167)
         Extinguishment                                               245,000               --
         gains
         Derivative gain ( loss)                                      372,000         (490,000)
                                                                -------------    -------------
Total other income (expense)                                          529,407         (665,329)
                                                                -------------    -------------
Net  loss                                                       $     (72,370)   $  (1,673,985)
                                                                =============    =============

Reconciliation of net loss applicable to common stockholders:
   Net loss                                                     $     (72,370)   $  (1,673,985)
   Preferred stock dividends                                             (837)            (837)

    Loss applicable to common stockholders                      $     (73,207)   $  (1,674,722)
                                                                =============    =============
 Loss per common share:
   Basic and diluted loss per common share                      $        0.00    $       (0.02)
                                                                -------------    -------------
   Shares used in computing basic and diluted  loss per
   common share                                                   190,215,190      105,636,352
                                                                =============    =============


                             See accompanying notes.

                              ADZONE RESEARCH, INC.
             UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                       SIX MONTHS ENDED SEPTEMBER 30, 2006

                            Preferred Stock               Common Stock
                     ---------------------------    ---------------------------     Paid-in        Accumulated
                         Shares         Amount         Shares        Amount          Capital         Deficit         Other
                     ------------   ------------    -----------    ------------    ------------   ------------    ------------
Balance, March
31, 2006                     3.12   $     43,469    176,434,965    $    176,435    $ 21,458,599   $(24,202,382)   $(16,260)260)
                     ------------   ------------    -----------    ------------    ------------   ------------    ------------
Exercise of
employee stock
options                        --             --      4,190,000           4,190         198,625             --              --
Issuance of
common stock
for:
Employee
compensation                   --             --      2,425,000           2,425         124,075             --              --
Professional
services                       --             --      11,247,394          11,247        728,979             --              --
Cancellation of
stock                          --             --     (6,825,000)         (6,825)          6,825             --              --
Conversion of
debentures                     --             --      2,067,839           2,068         142,681             --              --
Issuance of
options for
employee
compensation                   --             --             --              --         536,750             --              --
Issuance of
options to
directors
and consultants                --             --             --              --         108,500             --              --
Preferred stock
dividends paid                 --             --             --              --              --         (1,674)             --
Issuance of
warrants for
services                       --             --             --              --           6,000             --              --
Amortization of
deferred
compensation                   --             --             --              --              --             --              --

Net loss                       --             --             --              --              --     (2,378,544)             --
                     ------------   ------------    -----------    ------------    ------------   ------------    -------- ---

Balance
September. 30,2006           3.12   $     43,469    189,540,198    $    189,540    $ 23,311,034   $(26,582,600)   $    (16,260)
                     ============   ============    ===========    ============    ============   ============    ============


                        Deferred
                       Compensation       Total
                      ------------    ------------
Balance, March
31, 2006              $    (55,737)   $ (2,595,872)
                      ------------    ------------
Exercise of
employee stock
options                         --         202,815
Issuance of
common stock
for:
Employee
compensation              (105,705)         20,795
Professional
services                        --          740,226
Cancellation of
stock                           --              --
Conversion of
debentures                      --         144,749
Issuance of
options for
employee
compensation                    --         536,750
Issuance of
options to
directors
and consultants                 --         108,500
Preferred stock
dividends paid                  --          (1,674)
Issuance of
warrants for
services                        --           6,000
Amortization of
deferred
compensation                77,341          77,341

Net loss                        --      (2,378,544)
                      ------------    ------------
Balance
September. 30,2006    $    (84,101)   $ (3,138,918)
                      ============    ============


                            See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                       September 30,   September 30,
                                                                           2006           2005
                                                                        (unaudited)     (unaudited)
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                                   (as restated)

Net loss                                                                $(2,378,544)   $(3,222,655)
Adjustments to reconcile net loss to net cash flows used in operating activities:
     Depreciation and amortization                                           12,260          7,320
     Derivative loss                                                         76,000        732,000
     Amortization of debt discount                                          151,815        168,167
     Extinguishment (gains)  losses                                        (495,000)       230,858
     Stock based compensation;
            Professional services/consultants and directors                 848,726        857,894
            Employee compensation                                           557,545        617,733
     Warrants and options issued to non-employees for services                6,000         79,914
       Amortization of deferred stock-based  compensation                    77,341        358,168
     Changes in operating assets and liabilities:
         Accounts receivable                                                  7,224          7,107
         Prepaid expenses and other current assets                          (89,884)         1,349
         Deferred revenue                                                   (55,555)      (132,329)
         Accounts payable and accrued expenses                              337,002        (26,196)
                                                                        -----------    -----------
Net cash flows used in operating activities                                (945,070)      (333,611)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment                                                           --         (3,035)
Issuance of loan receivable                                                      --        (20,000)
                                                                        -----------    -----------
Net cash flows used in investing activities                                      --        (23,035)
                                                                        -----------    -----------

 CASH FLOW FROM FINANCING ACTIVITIES
Payment to stockholder                                                     (500,000)            --
Proceeds from sales of common stock and warrants                                 --        175,000
Proceeds from issuance of  long-term debt                                   716,000        265,000
Proceeds from the exercise of employee stock options                        202,813        129,638
Cash paid for preferred stock dividends                                      (1,674)        (1,674)

Decrease (increase) in restricted cash                                       10,513         (1,815)
                                                                        -----------    -----------
Net cash flows provided by financing activities                             427,652        566,149
                                                                        -----------    -----------
Net decrease in cash                                                       (517,418)      (215,738)
Cash at beginning of period                                               1,068,871        431,790
                                                                        -----------    -----------
Cash at end of period                                                   $   551,453    $   216,052
                                                                        ===========    ===========


                            See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                          September 30,    September 30,
                                                                              2006             2005
                                                                           (unaudited)      (unaudited)
                                                                          -------------   -------------
                                                                                            (restated)
SUPPLEMENTAL DISCLOSURES

Cash paid for interest                                                    $      17,328   $      10,768
                                                                          -------------   -------------
SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Marketable securities declared as a property dividend
                                                                                     --   $      12,273
                                                                          -------------   -------------

Property and equipment acquired through issuance of common stock          $          --   $      16,650
                                                                          -------------   -------------
Note payable satisfied through issuance of common stock                   $          --   $      50,000
                                                                          -------------   -------------
Warrants issued and beneficial conversion feature associated with
debentures                                                                $          --   $     254,857
                                                                          -------------   -------------

Conversion of debentures                                                  $     144,749   $     125,000
                                                                          -------------   -------------

                            See accompanying notes.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006

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

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

The Company's revenues during the six-month period ended September 30, 2006 and 2005 were concentrated with one commercial licensure contract.

Certain accounting policies:

Revenue recognition:

The Company derived $58,338 of revenues during the six-month period ended September 30, 2006 and $139,703 of revenues during the six-month period ended September 30, 2005, under licensing arrangements for commercial applications of the Company's technologies. Revenue is recognized ratably over the term of the agreement.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006

1.       BASIS OF PRESENTATION (CONTINUED)

Stock issued for services:

The Company compensates some of its professional service providers, consultants, officers and directors with shares of the Company's common stock or common stock options. The Company recognizes the related expenses based on the trading market value of the common stock or the fair value of the options using the Black-Scholes model. The expenses are recognized over the underlying service period.

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


2.  LIQUIDITY AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $2,294,657 and used cash of $945,070 in conducting its operations during the six months ended September 30, 2006. In addition, the Company has a working capital deficiency of $3,081,303 as of September 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining period in fiscal year ending March 31, 2007 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $551,453 will be sufficient to fund operating costs for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

      a. Management does not believe that the significant level of cash used in operations during the six months ended September 30, 2006 of $945,070 is indicative of cash flow usage during the next four fiscal quarters.

      b. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash, provided that, we have to obtain the requisite vote of our shareholders to increase our total authorized shares of common stock. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current six months, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006

2.       LIQUIDITY AND MANAGEMENT'S PLANS (CONTINUED)

      c. Management does not currently project expending significant levels of cash to acquire equipment to support revenue growth during the next four fiscal quarters. Equipment necessary for the Company's contracts prt 6 12 incipally relates to computer equipment, which is projected to be sufficient for the foreseeable future. However, the nature of contracts awarded in the future, if t 6 12 any, may result in additional modifications and expenditures at the request of customers.

      d. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses are principally related to employment costs.

During the remainder of fiscal year ending March 31, 2007, management plans to continue to promote the U.S. Department of Defense and Commercial uses of its technologies. However, there can be no assurances that the Company can execute additional revenue producing contracts under acceptable terms and conditions.

The Company has introduced a new product called Online Predator Profiling System
(OPPS) developed with the help of a number of law enforcement departments for identifying and tracking online predators as well as finding missing children, and has started taking orders for same.

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006

3.  STOCKHOLDERS' EQUITY

ISSUANCES OF COMMON STOCK AND WARRANTS

During the six month period ended September 30, 2006, the Company issued 19,930,233 shares of common stock, as follows: 2,067,839 shares for the conversion of convertible debentures; 11,247,394 shares for consulting and non-employee related services; 2,425,000 shares for employee related services, and 4,190,000 shares for the exercise of employee stock options. The Company recorded stock-based compensation during the six months ended September 30, 2006, in all instances, based upon the closing market price on the date the stock was issued for purposes of fair value. This resulted in charges to operations of $848,726 for consulting and non-employee related services and $557,545 for employee related services. These charges are included in Consulting and Professional Services and Salaries and Related Costs in the accompanying unaudited condensed statements of operations.

The Company placed 6,900,000 shares of its common stock in escrow with its transfer agent in anticipation of future exercises of stock options issued under the Company's stock option plans.

RETURN OF COMMON STOCK

On September 8, 2006, two officers and one director of the Company returned 6,825,000 shares of common stock to the Company to reduce the shortfall.

SHORTFALL IN COMMON STOCK

As of September 30, 2006, there was a potential shortfall of 7,640,674 shares of common stock to be issued to cover the 50,953,500 options outstanding and the 7,446,976 warrants outstanding, less the 40,300,000 shares to be returned by 6 option holders who in July, 2006 have agreed to relinquish these stock options if the authorized number of shares is not increased to at least 300,000,000 authorized shares. These shares were valued using the Black-Scholes method on September 30, 2006. As such, the Company's obligation approximating $76,000 has been presented in the accompanying balance sheet as a liability.

ISSUANCES OF STOCK OPTIONS

On May 1, 2006, the Company granted stock options to acquire an aggregate 3,700,000 shares of common stock to its employees, as well as an aggregate of 600,000 shares of common stock to the Company's Directors. These options are exercisable at the exercise price of $0.11 per share valid for 3 years for employees and 6 years for officers and directors.

In addition, on May 1, 2006, Company granted stock options to acquire an aggregate 4,075,000

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006

shares of common stock to its employees and 900,000 shares to consultants. These options are exercisable for 6 months and have a price of $0.02 discount to the stock price at the time of exercise

The Company accounts for stock options to employees, non-employees and directors using the fair-value method. This resulted in compensation expense of $536,750 related to the employee stock options for the six months ended September 30, 2006. The fair value of the Director and Consultant stock options, applying the Black-Scholes methodology, amounted to $108,500. The Company uses the Black-Scholes method to determine the value of stock options.

DEFERRED COMPENSATION

Deferred compensation, related to equity issuances, is charged to operations over the periods of contractual performance for consultants and service providers and over vesting periods for employees. Deferred compensation related to future periods as of April 1, 2006 amounted to $55,737. Amortization of all sources of deferred compensation during the six month period amounted to $77,341. Deferred compensation related to future periods as of September 30, 2006 amounted to $84,101.

4. NUTMEG SUBSCRIPTION AGREEMENT

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

In February 2006, the entire agreement was renegotiated. The new agreement requires payment of $1,400,000 in cash, the issuance of 11,000,000 shares of common stock and 11,000,000 warrants to purchase common stock at $0.10. In addition, the Company is required to issue an additional 5,000,000 shares of common stock and 5,000,000 warrants. The additional shares and warrants could be reduced to 4,000,000 depending on the stock price as defined.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006


         The new agreement cancels debentures in the amount of $100,000 and warrants; a liability that was to be settled with the Company's stock valued at $2,148,000 and penalty accruals amounting to $154,000. As a result, the Company has recognized an extinguishment loss in the amount of $2,494,281 at March 31, 2006.

Amounts due under the new agreement are $2,000,000, which consists of $900,000 in cash and $1,100,000 in stock and warrants valued at the market price at March 31, 2006. The amount of $500,000 was paid in May 2006 and the balance of $400,000 was due June 12, 2006. The Company is currently renegotiating the last payment. As of September 30, 2006, the value of the stock and warrants was reduced to $550,000 to reflect the market price at September 30, 2006.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006

5. PRO FORMA STOCK COMPENSATION INFORMATION

The following table reflects supplemental financial information related to stock-based employee compensation for the six months ended September 30, 2006 and 2005.

The pro forma information for the six months ended September 30, 2005 reflects the difference between the intrinsic value method which was used by the Company for that period and the fair value method. The information for the six months ended September 30, 2006 reflects only the fair value method. The fair value method was adopted by the Company as of January 1, 2006, as required by SFAS 123R.

                                                                             September 30,   September 30,
                                                                                2006             2005
                                                                             ------------    ------------
                                                                                             (as restated)
Loss applicable to common shareholders, as reported                          $ (2,380,218)   $ (3,222,655)
Stock-based employee compensation, as reported                                    557,545         617,733
Stock-based employee compensation under the fair value method                    (557,545)     (2,290,967)
                                                                             ------------    ------------
Pro forma loss applicable to common shareholders under fair value method
                                                                             $ (2,380,218)   $ (4,895,889)
                                                                             ============    ============
Loss applicable to common shareholders per share, as reported                $      (0.01)   $      (0.03)
                                                                             ============    ============
Pro forma loss  applicable  to common  stockholders  per share  under fair
value method                                                                 $      (0.01)   $      (0.04)
                                                                             ============    ============


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

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006

6.  LOANS PAYABLE-CONVERTIBLE DEBENTURES

Long term debt at March 31, 2006                                                 $ 738,602
Converted                                                                         (143,500)
Amortization of discount                                                           148,066
                                                                                 ---------
                                                                                   743,168
Less; current maturities                                                           743,168
                                                                                 ---------
Long term debt at September 30, 2006                                             $       0
                                                                                 ---------


During the six months ended September 30, 2006, the Company issued $212,000 of convertible promissory notes for cash. The notes bear interest at 8% and are due in one year from date of issue. The notes are convertible into shares of the Company's common stock at 50% of the market value on the date of conversion.

The fair value of the beneficial conversion of the above notes is greater than the fair value of the debt resulting in a debt discount of $148,066.

On September 22, 2006, the Company issued a convertible promissory note in the amount of $700,000. The note required prepayment of interest at 14%. As a result of this issuance, the Company received cash proceeds of $504,000. The note is due on September 22, 2008. The note is convertible into shares of the Company's common stock at the lesser of (a) one half (1/2) of the trading value (closing bid price) of the common stock at the time of conversion or (b) $0.06 (six cents)

On September 28, 2006, the Company issued a convertible promissory note in the amount of $107,500 in consideration and conversion of a $105,000 investment from 2005. The note bears interest at 10% and is due September 30, 2007. The note is convertible into shares of the Company's common stock at the lesser of (a) one half (1/2 of the trading value (closing bid price) of the common stock at the time of conversion or (b) $0.02 (two cents).

The fair value of the beneficial conversion of the above notes is greater than the fair value of the debt resulting in a debt discount of $935,613 which would have been charged to Interest Expense-Debenture Amortization. However, since we do not have sufficient authorized shares to cover the conversion, Contingent Stock Settlement Liability has been credited as against additional paid in capital.

7.  COMMITMENTS AND CONTINGENCIES

Due to the Company's financial position, from time to time, the Company may become party to collection actions, litigation and/or judgments related to the non-payment of various operating expenses. Management is of the opinion that an appropriate provision for amounts due and other

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED SEPTEMBER 30, 2006



related expenses have been made in the accompanying financial statements.

8.       SUBSEQUENT EVENTS

On October 2, 2006, the Company agreed to amend a common stock purchase warrant issued to the holder as part of her investment to purchase approximately 1.5 million shares of common stock at a per share purchase price of $0.07. The warrant was amended to increase the total shares underlying the warrant to 4.3 million shares, exercisable into common stock at $0.025 (two and one half) cents per share and shall expire on May 31, 2011. The balance of the warrant agreement remains in full effect.

On November 1, 2006, the Company issued stock options to acquire an aggregate of 4,075,000 shares of common stock to its employees as compensation for services performed on the Company's behalf and stock options to purchase 900,000 shares previously issued by the Company to consultants for services performed expired.

On November 2, 2006, a director returned 600,000 shares of common stock to the Company to reduce the shortfall.

PART 1. CONDENSED FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Special Note on Forward-Looking Statements. Certain statements in "Management's Discussion and Analysis and Plan of Operations" below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this quarterly report, and in other reports filed by us with the SEC.

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

RESULTS OF OPERATIONS

Six Months Ended September 30, 2006 and September 30, 2005

Revenues: Revenues for the six months ended September 30, 2006 amounted to $58,338 compared to $139,703 for the six months ended September 30, 2005. This decrease in revenue in the amount of $81,365 is primarily attributable to the termination of a prior licensing agreement which we entered into with The Justice Fund and the consummation of a new licensing agreement dated as of October 3, 2005 which we entered into with All-In Movie LLC for the licensing of the Company's technologies. The current period revenues were derived from this license agreement related to the commercial application of the Company's technologies.

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

Consulting and professional services: Consulting and professional services for the six months ended September 30, 2006 amounted to $749,716 compared to a $733,938 for the six months ended September 30, 2005. The increase in the amount of $25,578 was primarily attributable to the engagement of firms to raise capital, assisting in contract negotiation and assisting in seeking strategic merger/acquisition candidates. During the six months ended September 30, 2006, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see Note 5 to the accompanying Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company's consultants on an extended basis.

Salaries and related costs: Salaries and related costs for the six months ended September 30, 2006 amounted to $1,266,720 compared to $1,067,478 for the six months ended September 30, 2005. The increase in the amount of $199,242 relates to a higher head count compared to the same period last year and the issuance of stock grants and options to employees. In addition, as a result of the adoption of SFAS No. 123R, the Company is required to recognize greater compensation expense for the options issued to employees beginning in January, 2006.

General and administrative expenses: General and administrative expenses amounted to $642,298 for the six months ended September 30, 2006, compared to $415,984 for the six months ended September 30, 2005. The increase is largely attributable to the issuance of stock grants and options to Directors, and increased travel expenses necessary to access customers.

Depreciation and amortization: Depreciation and amortization amounted to $12,260 for the six months ended September 30, 2006, compared to $7,320 for the six months ended September 30, 2005. The increase in the amount of $4,940 was attributable to higher levels of fixed assets in the current period. While the Company has no commitments to acquire property and equipment, significant levels of future revenue producing contracts, if any, will require comparable significant investments in fixed assets.

Other income (expense): Other income (expense) amounted to $234,112 for the six months ended September 30, 2006, compared to ($1,137,638) for the six months ended September 30, 2005. The components of other income (expense) are as follows for the six months ended September 30, 2006 and 2005.

                                                        2006             2005
                                                   -------------    -------------
Other income (expense)
         Interest income (expense), net            $     (36,822)   $      (6,613)
         Interest expense-debenture amortization        (148,066)        (168,167)
         Extinguishment gains (losses) (a)               495,000         (230,858)
         Derivative loss (b)                             (76,000)        (732,000)
                                                   -------------    -------------
                                                   $     234,112    $  (1,137,638)
                                                   =============    =============

      (a) Extinguishment gains at September 30, 2006 represent amounts due under the new Nutmeg Agreement which consisted of stock and warrants valued at $1,100,000 at March 31, 2006, was reduced at September 30, 2006 to $550,000 to reflect the market price at September 30, 2006. (See the Nutmeg Subscription Agreement in the Notes to the accompanying Unaudited Condensed Financial Statements). The Company issued a convertible promissory note in consideration and conversion of a $105,000 investment from 2005 resulting in an extinguishment loss of $55,000.

      (b)   Derivative loss:

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

Preferred stock dividends: Preferred stock dividends relate to cumulative dividend features associated with the Company's Series A and Series B Preferred Stock. Preferred stock dividends were $1,674 during the six month period ended September 30, 2006 and $1,674 during the six month period ended September 30, 2005. For purposes of computing loss attributable to common stockholders, net loss is reduced by preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $2,294,657 and used cash of $945,070 in conducting its operations during the six months ended September 30, 2006. In addition, the Company has a working capital deficiency of $3,081,303 as of that date. These recurring conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2007 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $551,453 will be sufficient to fund operating deficits for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

      a. Management does not believe that the significant level of cash used in operations during the six months ended September 30, 2006 $945,070 is indicative of cash flow usage during the next four fiscal quarters.

      b. Certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash,provided that, we have to obtain the requisite vote of our shareholders to increase our total authorized shares of common stock. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current six months, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

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

During the remainder of fiscal year ended March 31, 2007, management plans to continue to promote the U.S. Department of Defense and commercial uses of its technologies. However, there can be no assurances that the Company can execute revenue-producing contracts under acceptable terms and conditions.

The Company has introduced a new product called Online Predator Profiling System
(OPPS) developed with the help of a number of law enforcement departments for identifying and tracking online predators as well as finding missing children, and has started taking orders for same.

On October 3, 2005, Adzone entered into an Internet Monitoring Agreement with the Justice Fund. Under the agreement, Adzone will monitor the Internet using its Inter-cept Internet monitoring technology for pirated copies of the movie "All In" and 2 planned sequels. The agreement value to Adzone is $100,000 and was paid in October, 2005. The resulting revenue from this agreement was deferred and is being recognized over the term of the agreement. At September 30, 2006, $55,555 is associated with this agreement and is included in revenue.

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

LIQUIDITY

September 30, 2006 compared to March 31, 2006

The Company has working capital deficit of $3,081,303 as of September 30, 2006 compared to $2,595,874 as of March 31, 2006. Net working capital of $427,652 was generated from financing activities during the six months ended September 30, 2006, consisting primarily of the exercise of stock options by employees and borrowings under convertible debentures. The working capital generated from these financing activities was diminished by $945,070 from operating activities. Operating activities during the six months ended September 30, 2006 reflected significant continuing operating losses.

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

Our auditors advised AdZone that this internal control deficiency constitutes a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. Our chief executive officer and principal accounting officer concluded that as of the Evaluation Date our disclosure controls and procedures were not effective. Our chief executive officer and principal accounting officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

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

It has come to the attention of the Company through an independent due diligence process that there was an error in the calculation of the stock settlement liability reported as of March 31, 2005. As a result, the stock settlement liability and related derivative loss as originally reported in the March 31, 2005 statement of operations, was understated by $462,512. Net loss and accumulated deficit were also understated by this amount.

We are implementing a better system of controls and review process by our management to avoid similar problems in the future. This is being accomplished by a periodic review of our day to day financial entries by management to avoid any improper entries or issues that need to be resolved in accordance with proper generally accepted accounting principles (GAAP).

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

PART II.  OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended September 30, 2006, the Company issued an aggregate of 4,331,039 shares of common stock, as follows: (i) 2,067,839 shares for the conversion of convertible debentures at a conversion price equal to $.07; and (ii) 2,263,200 shares for consulting and non-employee related services performed on behalf of the Company valued at $.11 to $.12 per share.

During the six month period ended September 30, 2006, the Company issued 75,000 warrants to consultants as compensation for services performed. The warrants are exercisable into common stock at $.09 to$.14 per share.

During the six months ended September 30, 2006, the Company issued $212,000 of convertible promissory notes for cash. The notes bear interest at 8% and are due in one year from date of issue. The notes are convertible into shares of the Company's common stock at 50% of the market value on the date of conversion.

On September 22, 2006, the Company issued a convertible promissory note in the amount of $700,000. The note required prepayment of interest at 14% of the principal amount, and as a result, the Company received cash proceeds of $504,000. The note is due on September 22, 2008. The note is convertible into shares of the Company's common stock at the lesser of (a) one half of the closing bid price of the common stock at the time of conversion or (b) $0.06.

On September 28, 2006, the Company issued a convertible promissory note in the amount of $107,500 in consideration for conversion of a $105,000 investment from 2005. The note bears interest at 10% and is due September 30, 2007. The note is convertible into shares of the Company's common stock at the lesser of (a) one half of the closing bid price of the common stock at the time of conversion or
(b) $0.02.

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

PART II.  OTHER INFORMATION
ITEM 5. OTHER INFORMATION

On September 22, 2006, the Company issued a convertible promissory note in the amount of $700,000. The note required prepayment of interest at 14% of the principal amount, and as a result, the Company received cash proceeds of $504,000. The note is due on September 22, 2008. The note is convertible into shares of the Company's common stock at the lesser of (a) one half of the closing bid price of the common stock at the time of conversion or (b) $0.06.

On September 28, 2006, the Company issued a convertible promissory note in the amount of $107,500 in consideration for conversion of a $105,000 investment from 2005. The note bears interest at 10% and is due September 30, 2007. The note is convertible into shares of the Company's common stock at the lesser of (a) one half of the closing bid price of the common stock at the time of conversion or
(b) $0.02.

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

ADZONE RESEARCH, INC.


/s/ Charles Cardona          Chief Executive Officer          November 17, 2006
---------------------        (Principal Executive Officer)
Charles Cardona              and Principal Accounting
Officer

ADZONE RESEARCH, INC.
EXHIBIT INDEX


Exhibit
-------
31.1 Certification by Chief Executive Officer and Principal Accounting Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1 Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).