Form 10QSB
period 2006-12-31
ADZONE RESEARCH INC
filed 2007-02-14
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDING DECEMBER 31, 2006

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

Indicate by check whether the registrant is a shell company (as defined in rule 12b of the Exchange Act) Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date: 197,108,698 common shares, $.001 par value, as of February 9, 2007.

Transitional small business disclosure format (check one):  Yes [ ] No [x]

                              ADZONE RESEARCH, INC.
          FORM 10-QSB FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2006

                                      INDEX

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

         CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2006
              AND MARCH 31, 2006(AUDITED)                                3
         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR
         NINE AND THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005          4
         UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
         FOR THE NINE MONTHS ENDED DECEMBER 31, 2006                     5
         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE
         NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005                  6-7
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS               8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS    21
ITEM 3.  CONTROLS AND PROCEDURES                                        27

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              29
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS                                                                30
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                31
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            32
ITEM 5.  OTHER INFORMATION                                              33
ITEM 6.  EXHIBITS                                                       34

SIGNATURES                                                              35

PART I.  CONDENSED FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              ADZONE RESEARCH, INC.
                            CONDENSED BALANCE SHEETS
                      DECEMBER 31, 2006 AND MARCH 31, 2006

                                               December 31,     March 31,
                                                  2006            2006
                                              (unaudited)      (audited)
                                              ------------    ------------
ASSETS
Current assets:
   Cash                                        $   279,539    $  1,068,871
   Accounts  receivable                                 --           7,349
   Prepaid expenses and other current assets       255,006          24,671
                                              ------------    ------------
Total current assets                               534,545       1,100,891
                                              ------------    ------------
Property and equipment, net                         20,142          38,533
Other assets                                           448          10,246
                                              ------------    ------------
Total assets                                  $    555,135    $  1,149,670
                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Contingent stock settlement liability      $  1,069,500    $         --
   Accounts payable                                 82,803          88,542
   Accrued compensation                            825,589         195,630
   Accrued expenses                                107,201         270,987
   Accrued dividend payable                        135,000         135,000
   Deferred revenue                                 11,112         100,000
   Loan payable -convertible debentures            910,544         788,602
   Current maturities of long-term debt            166,783         166,783
   Due to stockholder                              400,000       2,000,000
                                              ------------    ------------
Total current liabilities                        3,708,532       3,745,544

                                              ------------    ------------
Total liabilities                                3,708,532       3,745,544
Commitments and contingencies                           --              --
Stockholders' deficit:
   Preferred stock                                  43,469          43,469
   Common stock                                    189,940         176,435
   Additional paid-in capital                   23,314,132      21,458,599
   Accumulated deficit                         (26,638,160)    (24,202,380)
   Deferred compensation                           (46,518)        (55,737)
   Other                                           (16,260)        (16,260)
                                              ------------    ------------
Total stockholders' deficit                     (3,153,397)     (2,595,874)
                                              ------------    ------------
Total liabilities and stockholders' deficit   $    555,135    $  1,149,670
                                              ============    ============
See accompanying notes

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

                                                          December 31,     December 31,
                                                             2006             2005
                                                          (unaudited)      (unaudited)
                                                                          (as restated)
                                                         -------------    -------------
Net contract revenues                                    $      91,646    $     139,993
                                                         -------------    -------------
Operating costs and expenses:
   Consulting and professional services                        806,016        1,353,633
   Salaries and related costs                                1,787,821        1,370,721
   General and administrative                                  571,722          775,520
   Depreciation and amortization                                18,390           11,917
                                                         -------------    -------------
                                                             3,183,949        3,511,791
                                                         -------------    -------------
Loss from operations                                        (3,092,303)      (3,371,798)

Other income (expense)
         Interest (expense), net                               (70,526)         (22,568)
         Interest expense-debenture amortization              (315,440)        (250,013)
         Extinguishment gains (losses)                       1,045,000         (230,858)
         Derivative loss                                            --         (732,000)
Total other income (expense)                                   659,034       (1,235,439)
                                                         -------------    -------------
Net loss                                                 $  (2,433,269)   $  (4,607,237)
                                                         =============    =============

Reconciliation of net loss to loss applicable
   to common stockholders:
   Net loss                                              $  (2,433,269)   $  (4,607,237)
   Preferred stock dividends                                    (2,511)           2,511)

                                                         -------------    -------------
   Loss applicable to common stockholders                $  (2,435,780)   $  (4,609,748)
                                                         =============    =============

Loss per common share:
   Basic and diluted loss per common share               $       (0.01)   $       (0.04)
                                                         =============    =============
   Shares used in computing basic and diluted loss per
   common share                                            187,671,194      106,138,337
                                                         =============    =============

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

                                                                 December 31,     December31,
                                                                    2006             2005
                                                                 (unaudited)      (unaudited)
                                                                                 (as restated)
                                                                -------------    -------------
Net contract revenues                                           $      33,333    $         290
                                                                -------------    -------------
Operating costs and expenses:

   Consulting and professional services                                56,300          619,695
   Salaries and related costs                                         318,101          384,979
   General and administrative                                         138,885          277,200
   Depreciation and amortization                                        6,130            4,597
                                                                -------------    -------------
                                                                      519,416        1,286,471
                                                                -------------    -------------
Loss from operations                                                 (486,083)      (1,286,181)

Other income (expense)
         Interest (expense), net                                      (36,118)         (15,855)
         Interest (expense)-debenture amortization                   (167,376)         (81,946)
         Extinguishment gains                                         550,000               --
         Derivative gain (loss)                                        76,000               --
Total other income (expense)                                          422,506          (97,801)
                                                                -------------    -------------
Net (loss)                                                      $     (63,577)   $  (1,383,982)
                                                                =============    =============

Reconciliation of net loss applicable to common stockholders:
   Net (loss)                                                   $     (63,577)   $  (1,383,982)
   Preferred stock dividends                                             (837)            (837)

                                                                -------------    -------------
    (Loss) applicable to common stockholders                    $     (64,414)   $  (1,384,819)
                                                                =============    =============

  (Loss) per common share:
   Basic and diluted loss per common share                      $        0.00    $       (0.01)
                                                                =============    =============
   Shares used in computing basic and diluted (loss) per
common share                                                      189,806,865      113,129,239
                                                                =============    =============

See accompanying notes.

                              ADZONE RESEARCH, INC.
             UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                       NINE MONTHS ENDED DECEMBER 31, 2006

                  Preferred Stock          Common Stock
                  ---------------          ------------           Paid-in      Accumulated                Deferred
                 Shares    Amount      Shares        Amount       Capital        Deficit        Other   Compensation      Total
Balance
 April1, 2006     3.12    $ 43,469   176,434,965   $ 176,435    $21,458,599   $ (24,202,380)   $(16,260)  $(55,737)   $ (2,595,874)

Exercise of
employee stock
options              -           -     4,190,000       4,190        198,625               -           -          -         202,815
Issuance of
common stock for:
 Employee
  compensation       -           -     1,850,000       1,850        201,650               -           -    (41,936)        161,564
 Professional
  services           -           -    12,822,394      12,822         763,902              -           -          -         776,724
Cancellation
of stock             -           -    (7,425,000)     (7,425)      (102,575)              -           -          -       (110,000)

Conversion of
debentures           -           -     2,067,839       2,068        142,681               -           -          -         144,749
Issuance of
options for
 employee
 compensation        -           -             -           -        536,750               -           -          -         536,750
Issuance of
options to
 directors
 and consultants     -           -             -           -        108,500               -           -          -         108,500
Preferred stock
dividends paid       -           -             -           -              -          (2,511)          -          -          (2,511)
Issuance of
warrants for
services             -           -             -           -          6,000               -           -          -           6,000
Amortization
of deferred
compensation         -           -             -           -              -               -           -     51,155          51,155

Net loss             -           -             -           -              -      (2,433,269)          -          -      (2,433,269)
----------------------------------------------------------------------------------------------------------------------------------
Balance
December 31,
2006              3.12    $ 43,469   189,940,198   $ 189,940    $23,314,132    $(26,638,160)   $(16,260)  $(46,518)   $ (3,153,397)
==================================================================================================================================

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

                                                                         December 31,  December 31,
                                                                            2006           2005
                                                                        (unaudited)    (unaudited)
                                                                        -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES                                                (as restated)

Net loss                                                              $  (2,433,269)  $ (4,607,237)
Adjustments to reconcile net loss to net cash
 flows used in operating activities:
     Depreciation and amortization                                           18,390         11,917
     Derivative loss                                                             --        732,000
     Amortization of debt discount                                          319,191        249,838
     Extinguishment (gains)  losses                                      (1,045,000)       230,858
     Stock based compensation;
            Professional services/consultants and directors                 852,226      1,606,935
            Employee compensation                                           536,750        665,159
     Warrants and options issued to non-employees for services                6,000             --
       Amortization of deferred stock-based  compensation                   135,719             --
     Changes in operating assets and liabilities:
         Accounts receivable                                                  7,349          6,211
         Prepaid expenses and other current assets                          (34,334)       (56,833)
         Deferred revenue                                                   (88,888)       (32,329)
         Accounts payable and accrued expenses                              510,434        137,218
                                                                        -----------    -----------
Net cash flows used in operating activities                              (1,215,432)    (1,056,263)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment                                                           --         (7,986)
Issuance of loan receivable                                                      --        (20,000)
                                                                        -----------    -----------
Net cash flows used in investing activities                                      --        (27,986)
                                                                        -----------    -----------

 CASH FLOW FROM FINANCING ACTIVITIES
Payment to stockholder                                                     (500,000)            --
Proceeds from sales of common stock and warrants                                 --        211,300
Proceeds from issuance of  long-term debt                                   716,000        415,000
Proceeds from the exercise of employee stock options                        202,813        285,616
Cash paid for preferred stock dividends                                      (2,511)        (2,511)

Decrease (increase) in restricted cash                                        9,798           (969)
                                                                        -----------    -----------
Net cash flows provided by financing activities                             426,100        908,436

                                                                        -----------    -----------
Net decrease in cash                                                       (789,332)      (175,813)
Cash at beginning of period                                               1,068,871        431,790
                                                                        -----------    -----------
Cash at end of period                                                   $   279,539    $   255,977
                                                                        ===========    ===========

See accompanying notes.

                              ADZONE RESEARCH, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

                                                                         December 31,  December 31,
                                                                            2006         2005
                                                                         (unaudited)  (unaudited)
                                                                          ---------    ---------
                                                                                      (restated)
SUPPLEMENTAL DISCLOSURES

Cash paid for interest                                                    $  21,880    $  27,410
                                                                          ---------    ---------
SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized loss on marketable securities                                         --    $  (7,077)

                                                                          ---------    ---------
Property and equipment acquired through issuance of common stock          $      --    $  16,650
                                                                          ---------    ---------

Note payable satisfied through issuance of common stock                   $      --    $  50,000
                                                                          ---------    ---------

Warrants issued and beneficial conversion feature associated with
debentures                                                                $      --    $ 504,857
                                                                          ---------    ---------

Conversion of debentures                                                  $ 144,749    $ 125,000
                                                                          ---------    ---------

See accompanying notes.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006

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

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended March 31, 2007.

The Company's revenues during the nine month period ended December 31, 2006 and 2005 were concentrated with one commercial licensure contract.

Certain accounting policies:

In July 2006 the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), as an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on de-recognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. FIN 48 become effective beginning February 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, the adoption of this interpretation will have on the Company's financial position, cash flows, and results of operations.

Revenue recognition:

The Company derived $91,646 of revenues during the nine month period ended December 31, 2006 and $139,993 of revenues during the nine-month period ended December 31, 2005, under licensing arrangements for commercial applications of the Company's technologies. Revenue is recognized ratably over the term of the agreement.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006

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


2.  LIQUIDITY AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $2,433,269 and used cash of $1,215,432 in conducting its operations during the nine months ended December 31, 2006. In addition, the Company has a working capital deficiency of $3,173,988 as of December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining period in fiscal year ending March 31, 2007 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $279,539 will be sufficient to fund operating costs for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

      a. Management does not believe that the significant level of cash used in operations during the nine months ended December 31, 2006 of $1,215,432 is indicative of cash flow usage during the next four fiscal quarters, as certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash, provided that, we have to obtain the requisite vote of our shareholders to increase our total shares of common stock. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current nine months, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006

2.    LIQUIDITY AND MANAGEMENT'S PLANS (CONTINUED)

      b. Management does not currently project expending significant levels of cash to acquire equipment to support revenue growth during the next four fiscal quarters. Equipment necessary for the Company's contracts principally relates to computer equipment, which is projected to be sufficient for the foreseeable future. However, the nature of contracts awarded in the future, if any, may result in additional modifications and expenditures at the request of customers.

      c.    The Company is presently pursuing additional financing.

      In addition, the Company does not anticipate making any significant loan payments in the near future.

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

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006

3.    STOCKHOLDERS' EQUITY

ISSUANCES OF COMMON STOCK AND WARRANTS

During the nine month period ended December 31, 2006, the Company issued 20,930,233 shares of common stock, as follows: 2,067,839 shares for the conversion of convertible debentures; 12,822,394 shares for consulting and non-employee related services; 1,850,000 shares for employee related services, and 4,190,000 shares for the exercise of employee stock options. The Company recorded stock-based compensation during the nine months ended December 31, 2006, in all instances, based upon the closing market price on the date the stock was issued for purposes of fair value. This resulted in charges to operations of $852,226 for consulting and non-employee related services and $536,750 for employee related services. These charges are included in Consulting and Professional Services and Salaries and Related Costs in the accompanying unaudited condensed statements of operations.

The Company placed 6,900,000 shares of its common stock in escrow with its transfer agent in anticipation of future exercises of stock options issued under the Company's stock option plans.

RETURN OF COMMON STOCK

On September 8, 2006, two officers and one director of the Company cancelled 6,825,000 shares of common stock to the Company and on November 2, 2006, a director of the Company cancelled 600,000 shares to the Company to reduce the shortfall.

SHORTFALL IN COMMON STOCK

As of December 31, 2006, there was a potential shortfall of 8,146,460 shares of common stock to be issued to cover the 43,125,000 options outstanding and the 11,626,262 warrants outstanding, less the 36,545,000 shares to be returned by 5 option holders who in July, 2006 have agreed to relinquish these stock options if the authorized number of shares is not increased to at least 300,000,000 authorized shares. These shares were valued at $-0- using the Black-Scholes method on December 31, 2006. As such, the Company's obligation approximated $-0-and therefore there is no liability on the accompanying balance sheet.

ISSUANCES OF STOCK OPTIONS

On May 1, 2006, the Company granted stock options to acquire an aggregate 3,700,000 shares of common stock to its employees, as well as an aggregate of 600,000 shares of common stock to the Company's directors. These options are exercisable at the exercise price of $0.11 per share valid for 3 years for employees and 6 years for officers and directors.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006

In addition, on May 1, 2006, Company granted stock options to acquire an aggregate 4,075,000 shares of common stock to its employees and 900,000 shares to consultants. These options were exercisable for 6 months and had a price of $0.02 discount to the stock price at the time of exercise. These options expired on November 1, 2006.

The Company accounts for stock options to employees, non-employees and directors using the fair-value method. This resulted in compensation expense of $536,750 related to the employee stock options for the nine months ended December 31, 2006. The fair value of the Director and Consultant stock options, applying the Black-Scholes methodology, amounted to $108,500. The Company uses the Black-Scholes method to determine the value of stock options.

On October 2, 2006, the Company agreed to amend a common stock purchase warrant issued to the holder as part of her investment to purchase approximately 1.5 million shares of common stock at a per share purchase price equal to $0.07. The warrant was amended to increase the total shares underlying the warrant to 4.3 million shares, exercisable into common stock at $0.025 (two and one half) cents per share and shall expire on May 31, 2011. The balance of the warrant agreement remains in full effect.

On December 11, 2006, the Company agreed to amend a common stock purchase warrant issued to the holder as part of her finder's fee to purchase approximately 264,286 shares of common stock at a per share price equal to $0.07. The warrant was amended to increase the total shares underlying the warrant to 740,000 shares, exercisable into common stock at $0.025 (two and one half) cents per share and shall expire May 31, 2011. The balance of the warrant agreement remains in full effect.

DEFERRED COMPENSATION

Deferred compensation, related to equity issuances, is charged to operations over the periods of contractual performance for consultants and service providers and over vesting periods for employees.

4.    NUTMEG SUBSCRIPTION AGREEMENT

      On May 24, 2004, AdZone entered into a Subscription Agreement with the Nutmeg Group, LLC for a private placement up to $1,750,000. On July 23, 2004 the agreement was amended to increase the private placement up to $1,850,000. The agreement provided four traunches: The first traunch of $400,000 on May 20, 2004; the second traunch of $600,000 on July 2, 2004;
      the third traunch of $100,000 on September 17, 2004 and the fourth traunch option for $750,000 within 5 days of effective registration

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006

The first two traunches were completed as agreed. On October 5, 2005, the agreement for the third traunche was renegotiated to increase the shares provided to the Nutmeg Group. The fourth traunch was never exercised.

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

The new agreement cancels debentures in the amount of $100,000 as well as the warrants; a liability that was to be settled with the Company's stock valued at $2,148,000 and penalty accruals amounting to $154,000. As a result, the Company has recognized an extinguishment loss in the amount of $2,494,281 at March 31, 2006.

Amounts due under the new agreement are $2,000,000, which consists of $900,000 in cash and $1,100,000 in stock and warrants valued at the market price at March 31, 2006. The amount of $500,000 was paid in May 2006 and the balance of $400,000 was due June 12, 2006. The Company is currently renegotiating the last payment. As of December 31, 2006, the value of the stock and warrants was reduced to $-0- to reflect the market price at December 31, 2006.

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006

5.    PRO FORMA STOCK COMPENSATION INFORMATION

The following table reflects supplemental financial information related to stock-based employee compensation for the nine months ended December 31, 2006 and 2005.

The pro forma information for the nine months ended December 31, 2005 reflects the difference between the intrinsic value method which was used by the Company for that period and the fair value method. The information for the nine months ended December 31, 2006 reflects only the fair value method. The fair value method was adopted by the Company as of January 1, 2006, as required by SFAS 123R.

                                                                           December 31,          December 31,
                                                                               2006                  2005
                                                                            -----------           -----------
                                                                                                 (as restated)
Loss applicable to common shareholders, as reported                         $(2,435,780)          $(4,609,748)
Stock-based employee compensation, as reported                                  536,750               665,750
Stock-based employee compensation under the fair value method                  (536,750)           (2,886,583)
                                                                            -----------           -----------
Pro forma loss applicable to common shareholders under fair value method
                                                                            $(2,435,780)          $(6,830,581)
                                                                            ===========           ===========
Loss applicable to common shareholders per share, as reported                    $(0.01)               $(0.04)
                                                                            ===========           ===========
Pro forma loss  applicable  to common  stockholders  per share  under fair
value method                                                                     $(0.01)               $(0.06)
                                                                            ===========           ===========

The following table reflects supplemental financial information related to stock-based employee compensation for the three months ended December 31, 2006 and 2005.

The pro forma information for the three months ended December 31, 2005 reflects the difference between the intrinsic value method which was used by the Company for that period and the fair value method. The information for the three months ended December 31, 2006 reflects only the fair value method. The fair value method was adopted by the Company as of January 1, 2006, as required by SFAS
123R.

                                                                            December 31,          December 31,
                                                                                2006                 2005
                                                                            -----------           -----------
                                                                                                 (as restated)

Loss applicable to common shareholders, as reported                         $   (64,414)          $(1,384,819)
Stock-based employee compensation, as reported                                      -0-                48,017
Stock-based employee compensation under the fair value method                      (-0-)             (595,616)
                                                                            -----------           -----------
Pro forma loss applicable to common shareholders under fair value method    $   (64,414)          $(1,932,418)
                                                                            ===========           ===========
Loss applicable to common shareholders per share, as reported               $     (0.00)          $     (0.01)
                                                                            ===========           ===========
Pro forma loss  applicable  to common  stockholders  per share  under fair
value method                                                                $     (0.00)          $     (0.02)
                                                                            ===========           ===========

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company used the following assumptions in valuing its stock options:

               Risk free interest rate          4.5%
               Expected volatility              154%

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006

6.    LOANS PAYABLE-CONVERTIBLE DEBENTURES

Long term debt at March 31, 2006                                       $738,602
Converted                                                              (143,500)
Amortization of discount                                                315,442
                                                                       --------
                                                                        910,544
Less; current maturities                                                910,544
                                                                       --------
Long term debt at December 31, 2006                                    $      0
                                                                       --------

During the nine months ended December 31, 2006, the Company issued $212,000 of convertible promissory notes for cash. The notes bear interest at 8% and 10% and are due in one year from date of issue. The notes are convertible into shares of the Company's common stock at 50% of the market value on the date of conversion.

The fair value of the beneficial conversion of the above notes is greater that the fair value of the debt resulting in a debt discount of $201,065.

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

The fair value of the beneficial conversion of the above notes is greater than the fair value of the debt resulting in a debt discount of $768,237 which would have been charged to Interest Expense-Debenture Amortization. However, since we do not have enough authorized shares to cover the conversion, Contingent Stock Settlement Liability has been credited as against Additional Paid In Capital.

COMMITMENTS AND CONTINGENCIES

Due to the Company's financial position, from time to time, the Company may become party to

                              ADZONE RESEARCH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED DECEMBER 31, 2006

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

RESULTS OF OPERATIONS

Nine Months Ended December 31, 2006 and December 31, 2005

Revenues: Revenues for the nine months ended December 31, 2006 amounted to $91,646 compared to $139,993 for the nine months ended December 31, 2005. This decrease in revenue in the amount of $48,347 is primarily attributable to the termination of a prior licensing agreement which we entered into with The Justice Fund and the consummation of a new licensing agreement dated as of October 3, 2005 which we entered into with All-In Movie LLC for the licensing of the Company's technologies. The current period revenues were derived from this license agreement related to the commercial application of the Company's technologies.

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

Consulting and professional services: Consulting and professional services for the nine months ended December 31, 2006 amounted to $806,016 compared to a $1,353,633 for the nine months ended December 31, 2005. The decrease in the amount of $547,617 was primarily attributable to a curtailment in the engagement of firms to raise capital, assist in contract negotiation and assist in seeking strategic merger/acquisition candidates. During the nine months ended December 31, 2006, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see Note 5 to the accompanying Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company's consultants on an extended basis.

Salaries and related costs: Salaries and related costs for the nine months ended December 31, 2006 amounted to $1,787,821 compared to $1,370,721 for the nine months ended December 31, 2005. The increase in the amount of $417,100 relates to a higher head count compared to the same period last year and the issuance of stock grants and options to employees. In addition, as a result of the adoption of SFAS No.123R, the Company is required to recognize greater compensation expense for the options issued to employees beginning in January, 2006.

General and administrative expenses: General and administrative expenses amounted to $571,722 for the nine months ended December 31, 2006, compared to $775,520 for the nine months ended December 31, 2005. The decrease is largely attributable to the reduction in the issuance of stock grants and options to Directors, and the elimination of the penalty in the Nutmeg Agreement.

Depreciation and amortization: Depreciation and amortization amounted to $18,390 for the nine months ended December 31, 2006, compared to $11,917 for the nine months ended December 31, 2005. The increase in the amount of $6,473 was attributable to higher levels of fixed assets in the current period. While the Company has no commitments to acquire property and equipment, significant levels of future revenue producing contracts, if any, will require comparable significant investments in fixed assets.

Other income (expense): Other income (expense) amounted to $659,034 for the nine months ended December 31, 2006, compared to ($1,235,439) for the nine months ended December 31, 2005. The components of other income (expense) are as follows for the nine months ended December 31, 2006 and 2005.

                                                           2006       2005
                                                       ------------------------
    Other income (expense)
             Interest income (expense), net            $  (70,526)$     (22,568)
             Interest expense-debenture amortization     (315,440)     (250,013)
             Extinguishment gains (losses) (a)          1,045,000      (230,858)
             Derivative loss (b)                              ---      (732,000)
                                                      -------------------------
                                                       $  659,034   $(1,235,439)
                                                      =========================

      (a) Extinguishment gains at December 31, 2006 represent amounts due under the new Nutmeg Agreement which consisted of stock and warrants valued at $1,100,000 at March 31, 2006, was reduced at December 31, 2006 to $-0- to reflect the market price at December 31, 2006. (See the Nutmeg Subscription Agreement in the Notes to the accompanying Unaudited Condensed Financial Statements). The Company issued a convertible promissory note in consideration and conversion of a $105,000 investment from 2005 resulting in an extinguishment loss of $55,000.

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

Preferred stock dividends: Preferred stock dividends relate to cumulative dividend features associated with the Company's Series A and Series B Preferred Stock. Preferred stock dividends were $2,511 during the nine month period ended December 31, 2006 and $2,511 during the nine month period ended December 31, 2005. For purposes of computing loss attributable to common stockholders, net loss is increased by preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $2,433,269 and used cash of $1,215,432 in conducting its operations during the nine months ended December 31, 2006. In addition, the Company has a working capital deficiency of $3,173,988 as of that date. These recurring conditions raise substantial doubt about the Company's ability to continue as a going concern.

While operating cash flows for the remaining periods in fiscal year ended March 31, 2007 are not projected to be sufficient to sustain the Company's operations, management currently believes that existing cash reserves of $279,539 will be sufficient to fund operating costs for a period of approximately twelve to eighteen months. Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve to eighteen months:

      a. Management does not believe that the significant level of cash used in operations during the nine months ended December 31, 2006 $1,215,432 is indicative of cash flow usage during the next four fiscal quarters, as certain vendors continue to accept the Company's equity securities for compensation for their services, which has helped and will continue to help preserve cash, provided that we have to obtain the requisite vote of our shareholders to increase out total authorized shares of common stock. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current nine months, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

      b. Management does not currently project expending significant levels of cash to acquire equipment to support revenue growth during the next four fiscal quarters. Equipment necessary for the Company's contracts principally relates to computer equipment, which is projected to be sufficient for the foreseeable future. However, the nature of contracts awarded in the future, if any, may result in additional modifications and expenditures at the request of customers.

      c.    The Company is presently pursuing additional financing.

      In addition, the Company does not anticipate making any significant loan payments in the near future.

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

On October 3, 2005, Adzone entered into an Internet Monitoring Agreement with the Justice Fund. Under the agreement, Adzone will monitor the Internet using its Inter-cept Internet monitoring technology for pirated copies of the movie "All In" and 2 planned sequels. The agreement value to Adzone is $100,000 and was paid in October, 2005. The resulting revenue from this agreement was deferred and is being recognized over the term of the agreement. At December 31, 2006, $88,888 is associated with this agreement and is included in revenue.

The Company's ability to continue as a going concern is dependent upon the preservation of existing cash reserves, and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

LIQUIDITY

December 31, 2006 compared to March 31, 2006

The Company has working capital deficit of $3,173,988 as of December 31, 2006 compared to $2,595,874 as of March 31, 2006. Net working capital of $426,100 was generated from financing activities during the nine months ended December 31, 2006, consisting primarily of the exercise of stock options by employees and borrowings under convertible debentures. The working capital generated from these financing activities was diminished by $1,215,432 from operating activities. Operating activities during the nine months ended December 31, 2006 reflected significant continuing operating losses.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements of the types described in Item 303 (c) of Regulation SB.

PART I.  CONDENSED FINANCIAL INFORMATION

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

Our auditors advised AdZone that this internal control deficiency constitutes a weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. Our chief executive officer and principal accounting officer concluded that as of the Evaluation Date our disclosure controls and procedures were not effective. Our chief executive officer and principal accounting officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

The Company does not possess the financial resources to address other than the most rudimentary of accounting and reporting requirements, and therefore relies on outside advisors. The Company's inability to independently prepare its financial reports to the standards of Generally Accepted Accounting Principles and the Rules and Regulations of the Securities and Exchange Commission rises to the level of material weakness in internal control.

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

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 2, 2006, the Company agreed to amend a common stock purchase warrant issued to the holder as part of her investment to purchase approximately 1.5 million shares of common stock at a per share purchase price equal to $0.07. The warrant was amended to increase the total shares underlying the warrant to 4.3 million shares, exercisable into common stock at $0.025 per share and shall expire on May 31, 2011. The balance of the warrant agreement remains in full effect.

On December 11, 2006, the Company agreed to amend a common stock purchase warrant issued to the holder as part of her finder's fee to purchase approximately 264,286 shares of common stock at a per share price equal to $0.07. The warrant was amended to increase the total shares underlying the warrant to 740,000 shares, exercisable into common stock at $0.025 cents per share and shall expire May 31, 2011. The balance of the warrant agreement remains in full effect.

During the nine month period ended December 31, 2006, the Company issued an aggregate of 4,331,039 shares of common stock, as follows: (i) 2,067,839 shares for the conversion of convertible debentures at a conversion price equal to $.07; and (ii) 2,263,200 shares for consulting and non-employee related services performed on behalf of the Company valued at $.11 to $.12 per share.

During the nine month period ended December 31, 2006, the Company issued 75,000 warrants to a consultant as compensation for services performed. The warrants are exercisable into common stock at $.09 to$.14 per share.

During the nine months ended December 31, 2006, the Company issued $212,000 of convertible promissory notes for cash. The notes bear interest at 8% and 10% and are due in one year from date of issue. The notes are convertible into shares of the Company's common stock at 50% of the market value on the date of conversion.

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

ADZONE RESEARCH, INC.


/s/ Charles Cardona     Chief Executive Officer          February 14, 2007
-----------------     Principal Executive Officer)
Charles Cardona        and Principal Accounting
                                Officer

ADZONE RESEARCH, INC.
EXHIBIT INDEX


     Exhibit
     -------


      31.1 Certification by Chief Executive Officer and Principal Accounting Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

      32.1 Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).