Form 10KSB
period 2007-03-31
ADZONE RESEARCH INC
filed 2007-07-16
CIK 1102013

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark one)

☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2007

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 0-28717

ADZONE RESEARCH, INC.
(Name of small business issuer in its charter)

Delaware	88-0420405
(State of incorporation)	(IRS Employer ID Number)

4062-80 Grumman Blvd., Calverton, NY 11933
(Address of principal executive offices)

(631) 369-1100
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock $0.001 par value

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The issuer's revenues for the fiscal year ended March 31, 2007 were $103,757.

The aggregate market value of voting common equity held by non-affiliates as of June 30, 2007 was approximately $2,208,168 using the closing price of AdZone's common stock of $0.01 per share on June 30, 2007.

As of July 12, 2007, there were 220,816,804 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

ADZONE RESEARCH, INC.
FORM 10-KSB

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

INDEX

PART I

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-KSB (the “Annual Report”), including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of AdZone, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

AdZone Research, Inc. (“Adzone”, the “Company”, “we”, “us” or “our”) were incorporated in Delaware on May 31, 1994 under the name Executive Help Services, Inc. for the purpose of developing an Internet web site that would offer planning of professional office space and design of modular office furniture with direct ordering capabilities. From our inception until June 1999, we had no significant operations. In June 1999, we began to offer our products and services through an e-commerce website, "www.modularoffice.com", which offered office furnishings to businesses ranging in size from small businesses operating in home offices to large corporate customers.

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

The OPPS family of products includes four products from the OPPS main database. OPPS, the main system is used in house by detectives and is desktop based. OPPS FAST report is designed for quick identification of predator activity or missing children activity for field officers. OPPS ALERT is designed to alert officers when a known predator is chatting, which we anticipate will be released in the second half of 2006, and OPPS Missing Child Alert, which notifies investigators when a missing child is detected on line.

AdZone’s business model is to market and provide these products to law enforcement personnel on an annual subscription basis.

AdZone’s objective is to build a growing, profitable business based on licensing the OPPS family of products to help stop sexual predators, to assist in finding missing children, and to make a contribution to society. The marketing plan includes providing the opportunity for local and national businesses to sponsor licenses for law enforcement organizations, and also to sell directly to law enforcement organizations

Product development

The initial structured programming efforts for OPPS began in April of 2005. This programming and testing was to develop a data collection system whereby AdZone could capture and extract information from “chat rooms” leveraging AdZone’s existing internet monitoring technology. By the fall of 2005, a multi-protocol IM/chat room client manager (GAIM) was utilized as a means to increase the number of simultaneous chat rooms, which could be monitored. The user interface was developed specifically for law enforcement by allowing single field and multiple word searches of the database. The first “user” version of OPPS was ready for release in July 2005.

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

AdZone has many competitors in the movie and music piracy business, many of which have financial and other resources that are far greater than its own. AdZone’s limited resources may hinder its ability to compete effectively.

AdZone has no known competitors to our Online Predator Profiling System.

SALES AND MARKETING

AdZone markets its products and services principally through e-mail distributions to selected target markets, through direct sales contacts, and through its websites, www.AdZoneinteractive.com, www.AdZoneresearch.com. and www.oppssafe.com.

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

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

AdZone’s inter-cept product for monitoring the internet for movie piracy is active and has one customer agreement valued at $100,000.

AdZone’s OPPS product is active and has 200 plus active licensed customers.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

AdZone owns its internet domain names, www.AdZoneinteractive.com, www.AdZoneresearch.com, www.AdZonereports.com, and www.oppsafe.com and holds a common law copyright on all of its proprietary software.

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

PRODUCTION COSTS

AdZone has expended approximately $395,000 and $491,000 during fiscal 2007 and 2006, respectively, for the maintenance and upgrading of its proprietary software.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

AdZone has not expended any funds for compliance with environmental laws and does not anticipate its business plan will require any such compliance.

EMPLOYEES

As of March 31, 2007, AdZone had _6 employees. AdZone also contracts for the services of independent consultants involved in its core business areas such as advertising monitoring area and movie and music piracy business, regulatory accounting, financial and other disciplines as needed. None of the Company’s employees are represented by labor unions or covered by any collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

RISK FACTORS

You should carefully consider the risks described elsewhere below as well as other information provided to you in this Annual Report, including information in the section of this document entitled “Information Regarding Forward Looking Statements.”

ITEM 2 - DESCRIPTION OF PROPERTY

AdZone conducts its administrative, development and marketing operations in facilities leased from an unrelated party at 4062-80 Grumman Blvd. Calverton, NY 11933. The facility consists of 3,639 square feet of combined office and warehouse space. The lease term is 60 months. The base rent for this facility is $4,222 per month. Management believes that the facilities used by it in the operation of its business are adequately covered by insurance and are suitable and adequate for their purposes.

ITEM 3 - LEGAL PROCEEDINGS

AdZone is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

In July 2006, the Company and its directors, executive officers and employees have been subpoenaed by the Securities and Exchange Commission (SEC) to produce documentation as part of a formal investigation. The Company is cooperating with the investigation.

From time to time we also may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. With the exception of the matters set forth above, we are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, with the exception of the matters set forth above, our management does not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to us or has a material interest adverse to our company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 8, 2007, the Company held a special meeting of shareholders to amend the Company’s Certificate of Incorporation to increase the authorized number of Common Stock, par value $0.001 per share, from 200,000,000 shares to 400,000,000 shares and to classify the Company’s 20,000,000 authorized shares of Preferred Stock as “Blank Check” Preferred Stock. The total amount of shares of issued and common stock present either in person or by proxy at the meeting was 137,678,962. As of the record date for the meeting we had 189,940,198 shares of our common stock issued and outstanding.

The following was the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to the aforementioned action taken by the company:

# of Votes Cast:
For	110,470,342
Against	24,289,566
Abstain	2,917,054
Broker Non-Votes	52,261,236

On March 19, 2007, pursuant to actions taken at the meeting, the Company’s Articles of Incorporation were amended to allow for the issuance of up to 400,000,000 shares of $0.001 par value common stock. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

 PART II

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

In January 2000, AdZone became a publicly reporting Company under the Securities Exchange Act of 1934, after filing a Form 10-SB with the United States Securities and Exchange Commission. We also filed a request with the NASD for clearance of quotations on the OTC Bulletin Board under Rule 15c2-11 of the Securities Exchange Act of 1934. We were issued the trading symbol, "EHSV." Concurrently with our merger with AII on August 10, 2001, we changed our corporate name to AdZone Research, Inc. and changed our trading symbol to "ADZR." We currently trade on the Pinksheets centralized quotations service.

The following are the high and low closing prices of AdZone's Common Stock for each quarter during the last two fiscal years. These high and low bid prices represent prices quoted on the Pinksheets centralized quotations service. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

FISCAL YEAR ENDED MARCH 31, 2007

	High	Low
First Quarter	$0.13	$0.06
Second Quarter	$0.07	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.01	$0.01

FISCAL YEAR ENDED MARCH 31, 2006

	High	Low
First Quarter	$0.17	$0.12
Second Quarter	$0.16	$0.12
Third Quarter	$0.09	$0.04
Fourth Quarter	$0.20	$0.04

Holders

As of March 31, 2007, there were 198,239,468 shares of our common stock, $0.001 par value per share, issued and outstanding and owned by approximately 213 shareholders of record, exclusive of shareholders holding their shares in street name. As of July 12, 2007, there were 220,816,804 shares of our common stock issued and outstanding and owned by approximately 213 shareholders of record, exclusive of shareholders holding their shares in street name.

Our original Certificate of Incorporation authorized the issuance of 100,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of $0.001 par value preferred stock. Currently, there are 50 shares of Class A preferred stock authorized of which 2.78 shares are issued and outstanding, and 100 shares of Class B preferred stock authorized of which .34 shares are issued and outstanding.

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

On May 27, 2004, pursuant to actions filed on a Schedule 14C, the Company’s Articles of Incorporation were amended to allow for the issuance of up to 200,000,000 shares of $0.001 par value common stock from 100,000,000 shares of $0.001 par value previously authorized. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

On March 19, 2007, pursuant to actions filed on a Schedule 14C, the Company’s Articles of Incorporation were amended to allow for the issuance of up to 400,000,000 shares of $0.001 par value common stock from 200,000,000 shares of $0,001 par value previously authorized. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

DIVIDEND POLICY

AdZone has never paid or declared a cash dividend on its common stock. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy of the Board to retain all earnings, if any, to support future growth and expansion.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth the aggregate number of shares of AdZone's Common Stock that may be issued upon exercise of outstanding options granted to Mr. Charles Cardona, our Chief Executive Officer, and Mr. John Cardona, our Chief Operating Officer of AdZone, and the weighted average exercise price of such options.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future compensation (excluding securities referred to in column 1

Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	4,000,000.98		-0-

Total	4,000,000.98		-0-

Recent Sales of Unregistered Securities

Subsequent to March 31, 2007

None.

Fiscal year ended March 31, 2007 and 2006

Other then set forth below, the information regarding our sales of our unregistered securities for the fiscal years ended March 31, 2006, 2005 and 2004, has been previously furnished in our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and/or our Current Reports on Form 8-K.

All of the above issuances were deemed to be exempt from the registration requirements of the Act for the private placement of these securities pursuant to Regulations S, Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities. None of the purchasers who received shares under Regulation S are U.S. Person as defined in Rule 902(k) of Regulation S, and no sales efforts were conducted in the U.S., in accordance with Rule 903(c). Such purchasers acknowledged that the securities purchased must come to rest outside the U.S., and the certificates contain a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note on Forward-Looking Statements.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” below, and elsewhere in this Annual Report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this annual report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this annual report, and in other reports filed by us with the SEC.

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this report beginning on page F-1.

AdZone follows the accrual basis of accounting in accordance with United States generally accepted accounting principles.

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

RESULTS OF OPERATIONS

Years Ended March 31, 2007 and March 31, 2006.

REVENUES:

Revenues for the year ended March 31, 2007 amounted to $103,757 compared to $154,781 for the same period of the prior fiscal year. This decrease in revenue in the amount of $52,023 is primarily attributable to the termination of a prior licensing agreement which we entered into with the Justice Fund and the consummation of a new licensing agreement dated as of October 3, 2005 which we entered into with All-In Movie LLC for the licensing of the Company’s technologies.

Current period revenues of $100,000 are derived from licensing arrangements for commercial applications of the Company’s technologies. Revenues for the prior fiscal year were derived from sales of licensing arrangements for commercial application of the Company’s technologies and its cyber security division.

PRODUCTION EXPENSES:

Salaries, wages and related costs:

For the fiscal year ended March 31, 2007, AdZone incurred wage related costs of $241,663 compared to $276,921 for the same period of the prior fiscal year. This decrease was caused by a reduction in personnel in fiscal 2007 compared to fiscal 2006. See salaries, wages and related costs under the caption OPERATING EXPENSES, below, for information about stock-based compensation.

Direct occupancy and operating expenses:

For the fiscal year ended March 31, 2007, AdZone incurred operating-related expenses of $153,230 compared to $214,422 for the same period of the prior fiscal year. This decrease was due to a reduction in costs involved in the efforts to develop revenue-producing contracts.

OPERATING EXPENSES:

Salaries and wages and related costs:

For the fiscal year ended March 31, 2007, AdZone incurred wage related costs of $1,910,167 compared to $4,223,461 for the prior fiscal year. The decrease relates to the reduction of stock grants and options to employees in fiscal 2007.

Salaries and wages included $827,285 and $3,574,922 of stock-based compensation during the fiscal years ended March 31, 2007 and 2006, respectively. Stock-based awards were made to Company officers and employees to preserve existing cash reserves. The Company has measured compensation associated with stock awards to employees using the closing market price for the Company’s trading common stock on the dates of awards and the Black Scholes method for valuing stock options.

Consulting and professional fees:

For the fiscal year ended March 31, 2007, AdZone incurred consulting and professional fees of $891,336 compared to $2,547,466 for the prior fiscal year. The decrease in the amount of $1,656,130 was primarily attributable to a temporary curtailment in the engagement of firms to raise capital, assist in contract negotiation and assist in seeking strategic merger/acquisition candidates. Consultants have been used by the Company to identify revenue opportunities and develop business strategies.

The Company compensated certain consultants and professionals with stock-based compensation. During the fiscal years ended March 31, 2007 and 2006, this expense category included $617,103 and $2,248,028 of stock-based compensation. The Company measures the compensation associated with stock awards to consultants and professional service providers using the closing market price for the Company’s trading common stock on the date of the award, or in the case of warrants, using the Black Scholes valuation Model. There can be no assurances that equity will be acceptable to the Company’s consultants on an extended basis.

General and administrative expense:

For the fiscal year ended March 31, 2007, AdZone incurred general and administrative expense of $538,106 compared to $1,110,301 for the prior fiscal year. General and administrative expenses primarily decreased as a result of a reduction in stock grants and stock options to directors.

Depreciation and amortization:

Depreciation and amortization expense amounted to $24,520 for the fiscal year ended March 31, 2007 compared to $14,153 for the prior fiscal year. Depreciation increased as a result of certain computer equipment being acquired. The Company currently has no commitments to acquire property or equipment at this time. However, new revenue producing contracts, when and if awarded, will require the Company to acquire additional computer equipment to support the contracts.

OTHER INCOME (EXPENSE):

Interest expense:

For the fiscal year ended March 31, 2007, AdZone incurred interest expense of $1,302,940 compared to $904,559 for the same period of the prior fiscal year. Interest has increased due to the addition of debt in fiscal 2007.

NET LOSS:

Based upon the aforementioned discussion items, AdZone incurred a net loss of $3,708,363 for the fiscal year ended March 31, 2007, as compared to a net loss of $12,005,573 for the fiscal year ended March 31, 2006. This decrease in net loss is primarily attributable to; the loss recognized as a result of the extinguishment of the Company’s obligation to the Nutmeg Group and others, and decreased compensation costs as a result of decreased use of stock grants and options.

PREFERRED STOCK DIVIDENDS AND ACCRETIONS:

Preferred stock dividends relate to the Company's 9% Series A and 9% Series B Preferred Stock. The Company carries its preferred stock based upon amounts allocated to these securities in connection with certain unit offerings during the year. The Company accretes the carrying value to its respective redemption values through periodic charges to retained earnings. Preferred stock dividends paid which amounted to $3,069 and $3,348 for the fiscal years ended March 31, 2007 and 2006, respectively, are reflected as increases in net loss to arrive at loss attributable to common stockholders for purposes of our loss per common share computations. Preferred stock dividends will be recorded so long as the preferred stock is outstanding.

Preferred stock is carried as an equity security in accordance with generally accepted accounting principles. There are no instances, irrespective of how remote, that the holders of preferred stock can require the Company to redeem shares for cash.

LIQUIDITY AND CAPITAL RESOURCES

Conditions raising substantial doubt about the Company’s ability to continue as a going concern and management’s plans:

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles and contemplate that the Company will continue as a going concern for a reasonable period. As noted in the financial statements, the Company incurred a net loss of $3,708,363 and used cash of $1,457,266 in conducting its operations during the year ended March 31, 2007. These recurring negative trends raise substantial doubt about the Company’s ability to continue as a going concern.

Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve months following March 31, 2007.
a. Management does not believe that the significant level of cash used in operations during the year ended March 31, 2007 $1,457,266 is indicative of cash flow usage during the next four fiscal quarters as certain vendors continue to accept the Company’s equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the current quarter, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are not expected to be at the level reflected in the Company’s year to date operations.

Certain vendors continue to accept the Company’s equity securities for compensation For their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the year ended March 31, 2007, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

b. Management does not currently project expending significant levels of cash to acquire equipment to support revenue growth during the next four fiscal quarters. Equipment necessary for the Company’s contracts principally relates to computer equipment, which is projected to be sufficient for the foreseeable future. However, the nature of contracts awarded in the future and new OPPS licenses, may result in additional computer hardware and infrastructure expenses.

c. The Company is presently pursuing additional financing.

In addition, the Company does not anticipate making any significant loan payments in the near future.

d. Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses are principally related to employment and facility costs.

Management plans to continue to promote contracts for the commercial uses of its technologies. There can be no assurances that the Company can execute revenue-producing contracts under acceptable terms and conditions.

The Company has introduced a new product called Online Predator Profiling System (OPPS), developed with the help of a number of law enforcement departments for identifying and tracking online predators as well as finding missing children, and has started taking orders for same.

The Company’s ability to continue as a going concern is dependent upon the preservation of existing cash reserves and ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

The capitalization of AdZone through the sale of equity securities, loans and the exercise of options has allowed AdZone to maintain a positive cash position. AdZone has approximately $57,468 on hand at March 31, 2007 as compared to $1,068,871 at March 31, 2006.

Liquidity during fiscal 2007 and 2006 was provided principally through the sales of equity securities, loans and the exercise of options under the Company’s stock option plan. There is no guarantee that we will be successful in raising cash from the sale of unregistered securities or through loans. Total proceeds from sales of equity securities were $222,813 during Fiscal 2007 and $2,002,718 during Fiscal 2006. Total proceeds from loans during fiscal 2007 and 2006 were $716,000 and $815,000, respectively.

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

CONTRACTUAL OBLIGATIONS

The table below reflects the Company’s contractual obligations for the next five years.

	Less than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Short-term debt	$886,919	$700,000	$-	$-	$1,586,919
Employment agreements	662,500	1,275,000	-	-	1,937,500
Operating lease obligations	24,858	-	-	-	24,858
	$1,574,277	$1,975,000	-	-	$3,549,277

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any additional off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For the summary of our significant accounting policies, please see Note D appearing on page F-12 of our financial statements filed as part of this Annual Report.

RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this Annual Report, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial may also impair the Company’s business operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company’s Common Stock could decline, and you may lose all or part of your investment.

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

Since inception through March 31, 2007, we have incurred cumulative losses of $27,913,812. Our net loss for the fiscal years ended March 31, 2007 and March 31, 2006 were $3,708,363 and $12,005,573, respectively. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will order products, the size of customers' orders, the demand for our products, and the level of competition and general economic conditions.

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

In their report dated July 12, 2007, our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern qualification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

- We are in poor financial condition

- We may be viewed as a high market risk

As a result, we may not have adequate capital to implement future expansions, maintain our current levels of operation or to pursue strategic acquisitions. Our failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of our development, expansion and expenditures, which could harm our business and the value of our common stock.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

As a result of the nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include the following, as well as others discussed elsewhere in this section:

•	how and when we introduce new products and services and enhance our existing products and services;

•	our ability to attract and retain new customers and satisfy our customers' demands;

•	the timing and success of our brand-building and marketing campaigns;

•	our ability to establish and maintain strategic relationships;

•	our ability to attract, train and retain key personnel;

•	the emergence and success of new and existing competition;

•	varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, including the hiring of new employees; and

•	costs of litigation and intellectual property protection.

In addition, because the market for our products and services is relatively new and maybe subject to rapid change, it is difficult to predict future financial results.

Our future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

IF WE FAIL TO DEVELOP OUR PRODUCTS, WE WILL NOT ACHIEVE SIGNIFICANT REVENUES AND WE WOULD BE UNLIKELY TO BE ABLE TO CONTINUE OUR CURRENT LEVEL OF OPERATIONS AND WOULD BE UNABLE TO MEET OUR LONG-TERM GROWTH PLANS.

Our future business and financial success will depend on our ability to introduce new products and upgrade existing products into the marketplace. Developing new products and upgrades to existing and future products imposes burdens on our management. This process is costly, and we cannot assure any investor that we will be able to successfully develop any products or enhance any future products. If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and our business prospects will suffer.

WE MAY NOT BE ABLE TO EXPAND MARKET ACCEPTANCE OF THE USE OF OUR PRODUCTS, WHICH WOULD SEVERELY HARM OUR ABILITY TO ACHIEVE SIGNIFICANT REVENUES.

We cannot assure any investor that our proposed products will achieve market acceptance. Failure of our proposed products to gain market acceptance would severely harm our business, financial condition and results of operations.

WE HAVE A FEW PROPRIETARY RIGHTS, THE LACK OF WHICH MAY MAKE IT EASIER FOR OUR COMPETITORS TO COMPETE AGAINST US.

We rely in part on patents, trade secrets and other proprietary technologies to protect our products. We may not be able to obtain or maintain adequate U.S. patent protection for new products or ideas, or prevent the unauthorized disclosure of our technical knowledge or other trade secrets by our employees. Additionally, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Even if our intellectual property rights are adequately protected, litigation may be necessary to enforce them, which could result in substantial costs to us and substantial diversion of the attention of our management and key technical employees. If we are unable to adequately protect our intellectual property, our competitors could use our intellectual property to develop new products or enhance their existing products. This could harm our competitive position, decrease our market share or otherwise harm our business.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL AND IMPORTANT MEMBERS OF OUR EMPLOYEE STAFF. IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL AND KEY MEMBERS OF OUR EMPLOYEE STAFF, WE MAY BE UNABLE TO SUCCEED IN OUR MARKET.

We believe our future success will depend on our ability to manage our growth successfully, including attracting and retaining qualified employees and other highly skilled personnel. Our key employees may terminate their employment with us at any time. Hiring qualified management and technical personnel is difficult due to the limited number of qualified professionals. If we fail to attract and retain personnel, particularly management and technical personnel, we may not be able to succeed.

WE ARE DEPENDENT ON OUR MANAGEMENT AND THE LOSS OF ANY OFFICER COULD HINDER THE IMPLEMENTATION OF OUR BUSINESS PLAN.

We are heavily dependent upon the member of our management team, the loss of any of whom could have a material adverse affect on our ability to implement our business plan. While we have entered into employment agreements with certain executive officers, including Charles Cardona, our Chief Executive Officer, and John Cardona, our Chief Operating Officer, employment agreements could be terminated for a variety of reasons. If, for some reason, the services of our management, or of any member of management, were no longer available to us, our operations and proposed businesses and endeavors may be materially adversely affected. As we continue with our intended operations, other officers may be instrumental in setting up our financial and operational controls and procedures, and we may need to hire additional personnel to perform such functions. Any failure of management to implement and manage our business strategy and growth may have a material adverse affect on us. There can be no assurance that our operating control systems will be adequate to support its future operations and anticipated growth. Failure to manage our growth properly could have a material adverse affect on our business, financial condition or result of operations.

WE WILL NEED TO INCREASE THE SIZE OF OUR ORGANIZATION, AND MAY EXPERIENCE DIFFICULTIES IN MANAGING GROWTH.

We are a small company with minimal employees as of March 31, 2007. We hope to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

WE ARE SUBJECT TO COMPLIANCE WITH SECURITIES LAW, WHICH EXPOSES US TO POTENTIAL LIABILITIES, INCLUDING POTENTIAL RESCISSION RIGHTS.

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

RISKS RELATING TO OUR COMMON STOCK

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET IN OUR COMMON STOCK, WHICH WOULD ADVERSELY AFFECT THE ABILITY OF INVESTORS IN OUR COMPANY TO SELL THEIR SECURITIES IN THE PUBLIC MARKETS.

Although our common stock trades on the Pinksheets centralized quotations service (the “Pinksheets”), a regular trading market for the securities may not be sustained in the future. The Pinksheets is a centralized quotation service that collects and publishes market maker quotes for OTC securities in real-time, that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the Pinksheets are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the Pinksheets may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the technologies industries generally; and

•	general economic and other national conditions.

THE LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

Our common stock is currently traded on a limited basis on the Pinksheets under the symbol “ADZR.PK” The quotation of our common stock on the Pinksheets does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

• investors may have difficulty buying and selling or obtaining market quotations;

• market visibility for our common stock may be limited; and

• a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE BECAUSE THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE.

The market price of our common stock may decline because there are a large number of shares which we are required to issue pursuant to our May 2004 financing, and shares underlying our warrants that may be available for future sale, and the sale of these shares may depress the market price. As of July 12, 2007, there were 220,816,804 shares of common stock issued and outstanding and outstanding options and warrants to purchase up to approximately 54,076,262 shares of common stock. All of the shares included in this prospectus may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

WE HAVE NOT PAID CASH DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY CASH DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR STOCK.

We have never paid cash dividends on our stock and do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of cash dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay cash dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required accompanying financial statements begin on page F-1 of this Annual Report.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On November 23, 2005, Aidman, Piser & Company, P.A. (the "Former Accountant") resigned as the Company’s auditors. On December 9, 2005, the Company engaged Holtz Rubenstein Reminick LLP. (the "New Accountant"), as its independent certified public accountant. The Company's decision to engage the New Accountant was approved by its Board of Directors on December 9, 2005.

The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years and all subsequent interim periods, except that the Former Accountant's opinion in its report on the Company's financial statements expressed substantial doubt with respect to the Company's ability to continue as a going concern for the last two fiscal years.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-B, except for the following:

The Former Accountant advised management that they noted deficiencies in internal controls relating to:

• the valuation of equity securities issued to employees and non-employees; and o the accounting and reporting for preferred stock that had also included the issuance of warrants and beneficial conversion features.

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

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

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

The Company requested that the Former Accountant furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The requested letter was attached as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2005.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

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

Our auditors advised AdZone that each of these internal control deficiencies constitute a material weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute material weaknesses in our disclosure controls. Management has considered the effects of the financial statement restatements on its evaluation of disclosure controls and procedures and has concluded that weaknesses are present. Our chief executive officer and our principal accounting officer concluded that as of the Evaluation Date our disclosure controls and procedures were not effective, and as of the date of the filing of this report, our chief executive officer and our principal accounting officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our principal accounting officer, to allow timely decisions regarding required disclosure.

We are committed to improving our financial organization. However, the Company does not possess the financial resources to address other than the most rudimentary of accounting and reporting requirements, and therefore relies heavily on outside advisors. The Company’s inability to independently prepare its financial reports to the standards of Generally Accepted Accounting Principles and the Rules and Regulations of the Securities and Exchange Commission rise to the level of a material weakness in internal control.

We currently believe we will need to take additional steps to remediate the above-referenced material weaknesses, and we will continue to evaluate the effectiveness of our design and operation of our disclosure controls and procedures on an ongoing basis, and will take further action as appropriate.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the
Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the valuation required by paragraph (d) of Rules 13a-15 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8A(T).	Controls And Procedures

Not applicable.

ITEM 8B -Other Information

None.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers serving AdZone are as follows:

Name	Position Held and Tenure	Date First Elected/Appointed
Charles Cardona(2)	Chief Executive Officer and Chairman	August 2001

John Cardona(2)	Chief Operating Officer and Vice Chairman	August, 2001

Warren Hamburger	Director	August 2001

Russell Ivy	Director	January 2001

(1) On March 5, 2007, Mr. John Conley resigned as a member of the Board of Directors of Adzone to begin his retirement. There was no disagreement or dispute between John Conley and the Company which led to his resignation.

(2) Charles Cardona and John Cardona are brothers.

The directors named above will serve until the next annual meeting of AdZone's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement. Charles Cardona has entered into an employment agreement with AdZone that terminates on December 31, 2009, John Cardona has entered into an employment agreement with AdZone that terminates on December 31, 2009, There is no arrangement or understanding between any of the directors or officers of AdZone and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to AdZone's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of AdZone's affairs.

BIOGRAPHICAL INFORMATION

The following sets the biographical information about our executive officers and directors as provided to us each respective individual:

CHARLES CARDONA

Charles Cardona, age 43, has served as AdZone's Chief Executive Officer and Chairman of the Board since AdZone's merger with AdZone Interactive, Inc. in August 2001. From February 2000 to August 2001, Mr. Cardona was President and Chief Executive Officer of AdZone Interactive, Inc., with which AdZone merged in August 2001. From 1992 to February 2000, Mr. Cardona was the President of Owl Data Systems, Inc., a software development Company owned by Mr. Cardona.

JOHN CARDONA

John Cardona, age 40, is serving as the Chief Operating Officer of AdZone and has served as its Homeland Security Defense Advisor with responsibility for long-term corporate planning and global and operational strategies in the past. From August, 2001 to June, 2002, Mr. Cardona served as President of AdZone. Mr. Cardona did serve as a consultant to Competitrack, a market research Company. Mr. Cardona has also served AdZone as a Director from August 2001 to the present time. From 1990 through August 2001, Mr. Cardona was a director of sales for Competitive Media Reporting, an advertising research firm. Mr. Cardona received a Bachelor of Arts Degree from New York Institute of Technology, Long Island, New York.

WARREN HAMBURGER

Warren Hamburger, age 54, has been a director of AdZone from August 2001 to the present. He has been a practicing attorney for 21 years during which he has operated his own firm as a sole practitioner. Mr. Hamburger received a Juris Doctor degree from New England School of Law, Boston Massachusetts, and a Bachelor of Science degree in business administration from Duquesne University, Pittsburgh, Pennsylvania.

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

On April 28, 2006, Charles Cardona resigned as our Chief Executive officer and John Cardona resigned as our Chief Operating Officer. Charles Cardona remained as Chairman of the Board of Directors. There was no disagreement or dispute between Charles Cardona and John Cardona and our Company which led to their resignations.

On August 22, 2006, Charles Cardona and John Cardona were reappointed as our Chief Executive Officer and Chief Operating Officer respectively.

FAMILY RELATIONSHIPS

With the exception of Charles Cardona and John Cardona being siblings, there are no family relationships among any of our other directors and executive officers.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Based on the Company's review of copies of all disclosure reports filed by directors and executive officers of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company believes that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of the Company during 2007 fiscal year.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal accounting officer. The Code of Business Conduct and Ethics will be posted on our website at http://www.AdZoneinteractive.com. A copy of the Company’s Code of Ethics will be filed as Exhibit 14.1 via an amendment to this Annual Report or as Exhibit 14.1 to a Current Report on Form 8-K.

ITEM 10 - EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth all cash and non-cash compensation paid or accrued for services rendered in all capacities to the named Executive Officers for the fiscal years ended March 31, 2007, 2006, and 2005:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($) (5)	Stock Awards($) (5)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Charles Cardona	2007	287,500	130,000	—	77,000	(4)	—	—	—	494,500
CEO, acting CFO and Chairman (2)	2006	153,310	75,000	—	—		—	—	—	228,310

John Cardona	2007	290,500	130,000	—	77,000	(4)	—	—	—	497,500
COO and Vice Chairman(3)	2006	153,310	75,000	—	—		—	—	—	228,310

(1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment, none of the named executive received any other compensation, perquisites or personal benefits in excess of $10,000.

(2) Re-appointed as the Company’s CEO and acting CFO in August of 2006.

(3) Re-appointed as the Company’s COO and a director in August of 2006.

(4) Amounts represented as stock-based compensation expense for the fiscal year ended March 31, 2007, for restricted stock awards and stock options granted in 2007 under FAS 123 R as discussed in Note D ” of the Notes to the Company’s Financial Statements included elsewhere in this Annual Report.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers and directors regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of March 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles Cardona	750,000	—	—	0.85	02/05/10	—	—	—	—
	750,000	—	—	1.00	02/05/10	—	—	—	—
	750,000	—	—	1.50	02/05/10	—	—	—	—
	750,000	—	—	1.75	02/05/10	—	—	—	—

	1,200,000	—	—	0.125	04/20/11	—	—	—	—
	1,500,000	—	—	0.20	04/20/11	—	—	—	—
	1,300,000	—	—	0.70	04/20/11	—	—	—	—
	1,000,000	—	—	3.00	04/20/11	—	—	—	—

	2,200,000	—	—	0.05	12/31/14	—	—	—	—
	1,100,000	—	—	0.15	12/31/14	—	—	—	—
	525,000	—	—	0.33	12/31/14	—	—	—	—

	2,400,000	—	—	0.037	12/31/12	—	—	—	—

	750,000	—	—	0.25	02/06/12	—	—	—	—
	750,000	—	—	0.30	02/06/12	—	—	—	—
	750,000	—	—	0.35	02/06/12	—	—	—	—
	750,000	—	—	0.40	02/06/12	—	—	—	—

	1,400,000	—	—	0.10	12/31/13	—	—	—	—

	700,000	—	—	0.11	05/01/12	—	—	—	—

John Cardona	750,000	—	—	0.85	02/05/10	—	—	—	—
	750,000	—	—	1.00	02/05/10	—	—	—	—
	750,000	—	—	1.50	02/05/10	—	—	—	—
	750,000	—	—	1.75	02/05/10	—	—	—	—

	1,200,000	—	—	0.125	04/20/11	—	—	—	—
	1,500,000	—	—	0.20	04/20/11	—	—	—	—
	1,300,000	—	—	0.70	04/20/11	—	—	—	—
	1,000,000	—	—	3.00	04/20/11	—	—	—	—

	2,200,000	—	—	0.05	12/31/14	—	—	—	—
	1,100,000	—	—	0.15	12/31/14	—	—	—	—
	525,000	—	—	0.33	12/31/14	—	—	—	—

	2,400,000	—	—	0.037	12/31/12	—	—	—	—

	750,000	—	—	0.25	02/06/12	—	—	—	—
	750,000	—	—	0.30	02/06/12	—	—	—	—
	750,000	—	—	0.35	02/06/12	—	—	—	—
	750,000	—	—	0.40	02/06/12	—	—	—	—

	1,400,000	—	—	0.10	12/31/13	—	—	—	—

	700,000	—	—	0.11	05/01/12	—	—	—	—

DIRECTOR COMPENSATION

From time to time the members of the Board of Directors receive shares of common stock at the discretion of the board for their services. No stock was issued to the board of directors as compensation during the year ended March 31, 2007.

No cash compensation was paid to any member of the Board of Directors during the year ended March 31, 2007.

Employment Agreements

On May 1, 2006, we entered into an employment agreement with Mr. Charles Cardona, which superseded all prior agreements. In this agreement, Mr. Cardona will continue to serve as our Chief Executive Officer, through December 31, 2009. This agreement contains the following terms and conditions:

Position: Chief Executive Officer

Effective Date: May 1, 2006

BASE SALARY:

2006 - $275,000 annual
2007 - $325,000 annual
2008 - $350,000 annual
2009 - $375,000 annual

The initial base salary shall be reduced to $2,000 per week until such time as the Company reaches a cash flow positive position for at least 1 month, or the Company raises at least $2 Million within 12 months, or management deems that the Company’s cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

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

The Board of Directors shall at its discretion grant up to an additional 3,000,000 shares in bonus to the employee on an annual basis.

All bonuses shall be net of payroll taxes.

Stock Options: The employee shall receive options to purchase 3,000,000shares as follows:

•	Options for 750,000 shares at $.25

•	Options for 750,000 shares at $.30

•	Options for 750,000 shares at $.35

•	Options for 750,000 shares at $.40

Additionally the employee shall receive the following: 3,000,000 options upon the Company achieving $500,000 in total revenues prior to March 31, 2007. Options shall be priced at the closing stock bid price the next trading date after $500,000 in revenues have been received.

All the options granted above shall be exercisable for 6 years from the date of granting.

Additionally the Company shall maintain any existing options under previous contracts and option grants.

Additional Incentives: Charles A. Cardona will receive 5% of all sales he is involved with.

Other Agreements: Medical and Dental insurance is fully paid for the employee by the Company during the employment period. Company shall reimburse or pay for reasonable Company vehicle expenses including lease or purchase payments, gas, tolls and repairs. AdZone Research agrees to defend employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to attorney's fees, legal fees and miscellaneous expenses. Legal representation for Charles A. Cardona will continue beyond the term of this contract and will continue for the remainder of Charles A. Cardona's life.

The employee shall be reimbursed for any and all reasonable business related expenses upon presentation of an expense report as currently in use as of February, 2006. Any personal expenses reimbursed may be used to reduce outstanding compensation due and or unpaid to the employee.

On May 1, 2006, the Company entered into an Employment Agreement with Mr. John A. Cardona (Jcardona) which superseded all prior agreements. In this agreement, JCardona will serve as the Company's Chief Operating Officer, through December 31, 2009. This agreement contains the following terms and conditions:

Position: Chief Operating Officer

Effective Date: May 1, 2006

BASE SALARY:

2006 - $275,000 annual
2007 - $325,000 annual
2008 - $350,000 annual
2009 - $375,000 annual

The initial base salary shall be reduced to $2,000 per week until such time as the Company reaches a cash flow positive position for at least 1 month, or the Company raises at least $2 Million within 12 months, or management deems that the Company’s cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

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

The Board of Directors shall at its discretion grant up to an additional 3,000,000 shares in bonus to the employee on an annual basis.

All bonuses shall be net of payroll taxes.

Stock Options: The employee shall receive options to purchase 3,000,000 (Three Million) shares as follows:

•	Options for 750,000 shares at $.25

•	Options for 750,000 shares at $.30

•	Options for 750,000 shares at $.35

•	Options for 750,000 shares at $.40

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

Other Agreements: Medical and Dental insurance is fully paid for the employee by the Company during the employment period. Company shall reimburse or pay for reasonable Company vehicle expenses including lease or purchase payments, gas, tolls and repairs. AdZone Research agrees to defend employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to attorney's fees legal fees, and miscellaneous expenses. Legal representation for John A. Cardona will continue beyond the term of this contract and will continue for the remainder of John A. Cardona's life.

The employee shall be reimbursed for any and all reasonable business related expenses upon presentation of an expense report as currently in use as of February, 2006. Any personal expenses reimbursed may be used to reduce outstanding compensation due and or unpaid to the employee.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 6, 2007, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of AdZone. Also included are the shares held by all executive officers and directors as a group.
Name and address	Number of Shares (i) (ii)		% of Class Beneficially Owned
Charles Cardona 17 Sunny Line Dr. Calverton, NY 11933	37,417,422	(1)	16.95%

John Cardona 118 Overlook Dr. Aquebogue, NY 11931	33,501,849	(2)	15.17%

Warren Hamburger 42 Fire Island Ave. Babylon, NY 11702	2,718,000		1.23%

Russell Ivy 211 West Sealy Street Alvin, TX 77511	2,085,000.94%

All Executive Officers and Directors of AdZone as a Group (4 persons)	75,722,271		34.29%

The above-referenced percentages are given on a fully-diluted basis for such owner only.

*Less then one percent.

(i) This column represents the total number of votes each named stockholder is entitled to vote upon matters presented to the stockholders for a vote.

(ii) Applicable percentage ownership is based on 220,816,804 shares of Common Stock outstanding as of July 6, 2007, together with securities exercisable or convertible into shares of Common Stock within 60 days of July 6, 2007, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of July 6, 2007, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(1) Includes 17,055,000 shares that may be acquired upon exercise of stock options granted to Mr. Cardona at exercise prices ranging from $0.04 to $3.00 per share. Excludes securities owned by John Cardona, Mr. Cardona's brother; 113,500 shares owned by Peter Cardona, Mr. Cardona’s brother and 765,000 shares owned by Valerie Cardona, Mr. Cardona's mother, with respect to all of which Mr. Cardona disclaims beneficial ownership. Plus 4,000,000 shares owed to Mr. Cardona under the agreement which he loaned AdZone 4,000,000 shares for the purpose of a stock loan.

(2) Includes 17,105,000 shares that may be acquired upon exercise of stock options granted to Mr. Cardona at exercise prices ranging from $0.04 to $3.00 per share. Excludes securities owned by Charles Cardona, Mr. Cardona's brother; 113,500 shares owned by Peter Cardona, Mr. Cardona’s brother and 765,000 shares owned by Valerie Cardona, Mr. Cardona's mother, with respect to all of which Mr. Cardona disclaims beneficial ownership. Plus 4,000,000 shares owed to Mr. Cardona under the agreement which he loaned AdZone 4,000,000 shares for the purpose of a stock loan.

Stock Option Plan

The Company has previously adopted a stock option plan (the “Plan”) covering 25,000,000 shares of the Company’s Class A common stock, pursuant to which employees are eligible to receive qualified incentive as well as non-qualified stock options. On July 5, 2007, the Company’s board of directors unanimously approved for the Corporation to amend the Plan in order to increase the amount of shares that it would be authorized to issue under the 2007 Plan from 25,000,000 to 72,000,000. Incentive stock options granted under the Plan are exercisable up to ten years from the date of grant at an exercise price of not less than the fair market value of the common stock on date of grant. Options shall vest over a period of no longer than five years.

Notwithstanding, the term of an incentive stock option granted under the Plan to a shareholder owning more than 10% of the voting rights may not exceed 5 years, and the exercise price of an incentive stock option granted to such shareholder may not be less than 110% of the fair market value of the common stock on the date of grant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

None.

PARENTS

None.

PROMOTERS AND CONTROL PERSONS

None.

BOARD DETERMINATION OF INDEPENDENCE

Our board of directors has determined that its board is “independent” as that term is defined by the national association of securities dealers automated quotations (“Nasdaq”).  Under the Nasdaq definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the company’s outside auditor. A director who is, or at any time during the past three years, was employed by the company or by any parent or subsidiary of the company, shall not be considered independent.

ITEM 13 - EXHIBITS

(a) Financial Statements

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2

FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2007	F-3

Statements of Operations and Comprehensive Loss for the years ended March 31, 2007 and 2006	F-4,5

Statements of Shareholders' Deficit for the years ended March 31, 2007 and 2006	F-6,7

Statements of Cash Flows for the years ended March 31, 2007 and 2006	F-8,9

Notes to Financial Statements	F-10

Financial Statements Schedules:

All schedules are omitted because they are inapplicable or because the required information is contained in the financial statements or included in the notes thereto.

(b) Exhibit
EXHIBIT NUMBER	DESCRIPTION
2.1	Plan and Agreement of Merger dated as of 2001 by and between Executive Help Services, Inc. and AdZone Research, Inc.&

3(i).1	Certificate of Incorporation of Executive Help Services, Inc.**

3(i).2	Certificate of Amendment to Certificate of Incorporation of Executive Help Services, Inc.**

3(i).3	Certificate of Amendment to Certificate of Incorporation of AdZone Research, Inc. dated March 19, 2007.****

3(ii)	By-Laws of Executive Help Services, Inc.**

10.1	Consulting Agreement dated as of October 26, 2001 with Theresa A. Kober ***

10.2	Consulting Agreement dated as of November 2, 2001 with Blanchfield, King, Kober & Company, P.C. +

10.3	Consulting Agreement dates as of January 1, 2002 with Communique Media Services International, Inc.&&

10.4	Consulting Agreement dated as of February 5, 2002 with International Standard Consulting Corporation +++

10.5	Consulting Agreement dated as of April 2002 with NuQuest Consulting, Inc. &&&

10.6	Consulting Agreement dated as of August 13, 2002 with Thomas F. Gavin.#

10.7×	Employment Agreement dated February 5, 2004 with Charles Cardona.##

10.8×	Employment Agreement dated as of February 5, 2004 with John Cardona.##

10.9	Systems Integration Agreement dated as of June 21 2002 with Raytheon Company.&&&

10.10	A-K Consulting agreements with Kyle Kennedy Dated Aug. 19, 2002 - May 22, 2003.#

10.11	Multimedia Web Site design contract with Jason Genet dated Oct. 16, 2002.###

10.12	Investment Banking Agreement with Spartan Securities dated Nov. 27, 2002.###

10.13	Agreement to borrow shares for stock loans dated Mar. 7, 2003.###

10.14	Joint Marketing agreement with Sarnoff Corp. dated Mar. 3, 2003.###

10.15	Warrant agreement with Tom Gavin dated Mar. 12, 2003.###

10.16	Agreement with Boeing Autometric Division dated April 2003.###

10.17	Amending Agreement - Subscription Agreement dated July 23, 2004 @

10.18	Executed Subscription Agreement dated May20, 2004.@@

10.19	Registration Rights Agreement dated as of May 20, 2004 with The Nutmeg Group, LLC.@@

21.1	List of subsidiaries of the Company. (Filed herewith)

23.1	Consent of Holtz Rubenstein Reminick LLP. (Filed herewith)

31.1	Certification Pursuant to Sarbanes Oxley Section 302.

32.1	Certification by Chairman of the Board and Principal Accounting Officer pursuant to U>S>C> Section 1350

× Compensatory plan or arrangement

* Incorporated by reference to Exhibit 2 to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2001.

** Incorporated by reference to the same exhibit number in the Registrant's Form 10SB12G filed with the Securities and Exchange Commission on December 30, 1999.
38

*** Incorporated by reference to Exhibit 101 to the Registrant's Form S-8 filed with the Securities and Exchange Commission on December 13, 2001.

*** To be filed by an amendment or as an exhibit to the Company’s Current Report on Form 8-K.

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

ITEM 14- PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the two fiscal years to Holtz Rubinstein Reminick LLP of Melville, New York, and Aidman, Piser & Company, P.A. of Tampa, Florida:

	Year ended	Year ended
	March 31,	March 31,
	2007	2006
(1) Audit fees	$108,200	$202,757
(2) Audit-related fees	—	—
(3) Tax fees	—	—
(4) All other fees	—	—
Totals	$108,200	$202,757

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's de facto audit committee.

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

The Board reviewed the audited financial statements of the Company as of and for the year ended March 31, 2007 and 2006 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2007, for filing with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1933, as amended, AdZone caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ADZONE RESEARCH, INC.

Dated: July 13, 2007	By:	/s/ Charles Cardona
Charles Cardona, Chief Executive Officer,
Acting Chief Financial Officer
and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of AdZone and in the capacities and on the date indicated.

Dated: July 13, 2007	By:	/s/ Charles A. Cardona
Charles A. Cardona, Chairman of the Board of Directors

Dated: July 13, 2007	By:	/s/ John A. Cardona
John A. Cardona, Vice Chairman of the Board of Directors

Dated: July 13, 2007	By:	/s/ Warren Hamburger
Warren Hamburger, Director

Dated: July 13, 2007	By:	/s/ Russell Ivy
Russell Ivy, Director

ADZONE RESEARCH, INC.
FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2007 AND 2006

CONTENTS
Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2

FINANCIAL STATEMENTS

Balance Sheet as of March 31, 2007	F-3

Statements of Operations and Comprehensive Loss for the years
ended March 31, 2007 and 2006	F-4,5

Statements of Stockholders Deficit for the years ended
March 31, 2007 and 2006	F-6,7

Statements of Cash Flows for the years ended March 31, 2007 and 2006	F-8,9

Notes to Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
AdZone Research, Inc.
Calverton, New York

We have audited the accompanying balance sheet of AdZone Research, Inc. as of March 31, 2007, and the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the two years ended March 31, 2007 and 2006. These financial statements are the responsibility of AdZone's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AdZone Research, Inc. at March 31, 2007, and the results of its operations and its cash flows for the two years ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note C, the Company has incurred substantial losses and has used significant levels of cash in developing its operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to this uncertainty are discussed in Note C to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Holtz Rubenstein Reminick LLP
Holtz Rubenstein Reminick LLP

Melville, NY
July 12, 2007

ADZONE RESEARCH, INC.
BALANCE SHEET
March 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,468
Prepaid expenses	254,586
Marketable securities	20,273
Accounts receivable	999

TOTAL CURRENT ASSETS	333,326

PROPERTY AND EQUIPMENT, net of
accumulated depreciation of $69,832	6,288

LEASEHOLD IMPROVEMENTS, net of
accumulated amortization of $22,466	7,724

Restricted cash - preferred stock dividend reserve and
convertible debenture interest	127
TOTAL ASSETS	$347,467

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - trade	$173,730
Accrued expenses	908,767
Accrued officers’ compensation	589,509
Loan payable-convertible debentures	1,586,919
Due to stockholder	400,000

TOTAL CURRENT LIABILITIES	3,658,925

COMMITMENTS AND CONTINGENCIES (Notes K, M and R)	—

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value;
20,000,000 shares authorized:
Series A - 50 shares authorized;
2.78 shares issued and outstanding	31,969
Series B - 100 shares authorized;
.34 share issued and outstanding	11,500
Common stock - $0.001 par value; 400,000,000
shares authorized; 195,870,968 shares issued
and outstanding	195,871
Common stock to be issued	20,000
Additional paid-in capital	24,359,957
Accumulated deficit	(27,913,812)
Treasury stock - at cost (25,000 shares)	(2,215)
Accumulated comprehensive loss	(14,728)
TOTAL STOCKHOLDERS' DEFICIT	(3,311,458)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$347,467

See notes to financial statements.

ADZONE RESEARCH, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
YEARS ENDED March 31, 2007 AND 2006

	2007	2006

REVENUES	$103,757	$154,781

PRODUCTION EXPENSES
Salaries, wages and related costs	241,663	276,921
Direct occupancy and operating expenses	153,230	214,422

Total production expenses	394,893	491,343

GROSS (LOSS)	(291,136)	(336,562)

OPERATING EXPENSES
Salaries, wages and related costs	1,910,167	4,223,461
Consulting and professional fees	891,336	2,547,466
General and administrative expense	668,106	1,110,101
Depreciation and amortization	24,520	14,153

Total operating expenses	3,494,129	7,895,381

LOSS FROM OPERATIONS	(3,785,265)	(8,231,943)

OTHER INCOME (EXPENSE)
Interest and other income	33,059	6,068
Interest expense	(1,302,940)	(904,559)
Extinguishment gain (losses)	1,346,783	(2,725,139)
Loss on investment	—	(150,000)

Total other income (expense)	76,902	(3,773,630)

NET LOSS	(3,708,363)	(12,005,573)

OTHER COMPREHENSIVE LOSS	(683)	(14,045)

COMPREHENSIVE LOSS	$(3,709,046)	$(12,019,618)

(Continued)

ADZONE RESEARCH, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS - CONTINUED
YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

RECONCILIATON OF NET LOSS TO LOSS
ATTRIBUTABLE TO COMMON SHAREHOLDERS:

NET LOSS	$(3,708,363)	$(12,005,573)

PREFERRED STOCK DIVIDENDS

Preferred dividends paid	(3,069)	(3,348)

TOTAL PREFERRED STOCK DIVIDENDS	(3,069)	(3,348)

LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS	$(3,711,432)	$(12,008,921)

LOSS PER COMMON SHARE:
BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.02)	$(0.10)
WEIGHTED AVERAGE COMMON SHARES
USED IN BASIC AND DILUTED LOSS
PER COMMON SHARE	188,238,445	116,323,499

See notes to financial statements.

ADZONE RESEARCH, INC.
STATEMENTS OF STOCKHOLDERS (DEFICIT)
YEARS ENDED MARCH 31, 2007 AND 2006
						(RESTATED)
	Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit

BALANCES, APRIL 1, 2005	3.12	$43,469	98,144,253	$98,144	$9,751,311	$(12,193,459)

Preferred stock dividends paid	—	—	—	—		(3,348)
Issuance of common stock for:
Cash			4,118,286	4,118	221,082
Exercise of stock options and warrants		—	22,541,500	22,541	1,754,977
Employee compensation	—	—	14,216,000	14,216	924,906
Professional services			22,060,356	22,061	1,588,166
Debt extinguishments			11,550,000	11,550	2,036,655
Warrant conversion	—	—	3,804,570	3,805	(3,805)

Issuance of stock options for employee compensation					2,635,800
Issuance of options to directors	—	—	—	—	660,000
Issuance of warrants for services					76,829
Debt issued with warrants and beneficial conversion features	—	—	—	—	953,214
Warrants issued in connection with debt extinguishment				—	214,858
Amortization of deferred compensation and consulting fees	—	—	—	—	588,869
Net loss for the year	—	—	—	—	—	(12,005,573)

BALANCES, MARCH 31, 2006	3.12	$43,469	176,434,965	$176,435	$21,402,862	$(24,202,380)

	Stock	Treasury	Accumulated
	subscription	Stock	Comprehensive
	receivable	at cost	Loss	Total

BALANCES, APRIL 1, 2005	$(30,550)	$(2,215)	$(7,500)	$(2,340,800)

Issuance of warrants:

Preferred stock dividends paid	—	—	—	(3,348)

Issuance of common stock for:
Cash	—	—	—	225,200
Exercise of stock options and warrants	—	—	—	1,777,518
Employee compensation	—	—	—	939,122
Professional services	30,550	—	—	1,614,927
Debt extinguishments	—	—	—	2,074,055
Warrant conversion	—	—	—	—

Issuance of stock options for employee compensation	—	—	—	2,635,800
Issuance of options to directors	—	—	—	660,000
Issuance of warrants for services	—	—	—	76,829
Debt issued with warrants and
beneficial conversion features	—	—	—	953,214
Warrants issued in connection with
debt extinguishments	—	—	—	214,858
Amortization of deferred compensation and consulting fees	—	—	—	588,869
Unrealized loss on marketable securities			(6,545)	(6,545)
Net loss for the year	—	—		(12,005,573)

BALANCES, MARCH 31, 2006	$ (------)	$(2,215)	$(14,045)	$(2,595,874)

See notes to financial statements

					Additional
	Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit

BALANCES, APRIL 1, 2006	3.12	$43,469	176,434,965	$176,435	$21,402,862	$(24,202,380)

Preferred stock dividends paid	—		—	—	—	(3,069)

Issuance of common stock for:

Exercise of stock options	—	—	4,190,000	4,190	198,625
Employee compensation	—	—	2,950,000	2,950	211,550
Professional services	—		14,822,394	14,822	777,904
Warrant conversion	—	—	4,898,609	4,899	155,850
Cancellation of stock	—	—	(7,425,000)	(7,425)	(102,575)
Issuance of stock options for employee compensation				—	536,750
Issuance of options to directors	—	—	—	—	108,500
Issuance of warrants for services	—	—	—	—	6,000
Debt issued with warrants and
beneficial conversion features	—	—	—	—	1,019,500

Amortization of deferred compensation	—	—	—	—	44,991

Net loss for the year	—	—	—	—	—	(3,708,363)

BALANCES, MARCH 31, 2007	3.12	$43,469	195,870,968	$195,871	$24,359,957	$(27,913,812)

	Common stock	Treasury	Accumulated
	To be	Stock	Comprehensive
	Issued	at cost	Loss	Total

BALANCES, APRIL 1, 2006	—	(2,215)	$(14,045)	$(2,595,874)

Common stock to be issued	20,000	—	—	20,000

Preferred stock dividends paid	—	—	—	(3,069)

Issuance of common stock for:

Exercise of stock options	—	—	—	202,815
Employee compensation	—	—	—	214,500
Professional services	—	—	—	792,726
Warrant conversion	—	—	—	160,749
Cancellation of stock	—	—	—	(110,000)
Issuance of stock options for employee compensation	—	—	—	536,750
Issuance of options to directors	—	—	—	108,500
Issuance of warrants for services	—	—	—	6,000
Debt issued with warrants and
beneficial conversion features	—			1,019,500

Amortization of deferred compensation	—	—	—	44,991
Unrealized loss on marketable securities	—		(683)	(683)
Net loss for the year	—	—	—	(3,708,363)

BALANCES, MARCH 31, 2007	$20,000	$(2,215)	$(14,728)	$(3,311,458)

See notes to financial statements.

ADZONE RESEARCH, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,708,363)	$(12,005,573)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	24,520	14,153
Amortization of debt discount	1,019,500	861,579
Bad debts	—	20,000
Write down of investments	(683)	150,000
Stock-compensation:
Salaries, wages and bonuses	547,750	3,574,922
Professional services	868,226	2,274,078
Warrants issued for services	6,000	76,829
Extinguishment (gains) losses	(1,346,783)	2,725,139
Amortization of deferred compensation	171,493	588,869
Changes in operating assets and liabilities:
Prepaid expenses and other	(54,188)	13,285
Accounts receivable	6,350	(18,594)
Accounts payable and accrued liabilities	519,403	196,805
Accrued officers compensation	589,509	(98,244)
Deferred revenue	(100,000)	(32,329)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,457,266)	(1,659,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to purchase property and equipment	-----	(8,136)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-----	(8,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	222,813	2,002,718
Proceeds from issuance of debt	716,000	815,000
Payment for stock settlement	(500,000)	(500,000)
Decrease (increase) in restricted cash	10,119	(10,070)
Cash paid for preferred stock dividends	(3,069)	(3,348)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	445,863	2,304,300

INCREASE (DECREASE) IN CASH	(1,011,403)	637,081
Cash and cash equivalents, beginning of year	1,068,871	431,790

Cash and cash equivalents, end of year	$57,468	$1,068,871

See notes to financial statements.

ADZONE RESEARCH, INC.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 31 2007 AND 2006

	2007		2006

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID

Interest paid during the period		$20,830		$32,825
Income taxes paid during the period		$—		$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of debentures		$159,500		—
Purchase of leasehold improvements through issuance of stock	$	----		$19,350

Consulting services acquired
through issuance of debt	$	----	$	$ 18,500

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

In July 2006 the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning February 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, the adoption of this interpretation will have on the Company’s financial position, cash flows, and results of operations.

NOTE C - GOING CONCERN UNCERTAINTY

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying financial statements, the Company incurred a net loss of $3,708,363 and used cash of $1,457,266 in conducting its operations during the year ended March 31, 2007. These recurring negative trends raise substantial doubt about the Company’s ability to continue as a going concern.

Management considered the following specific elements of its internal projections in making its conclusions about its ability to continue for approximately twelve months following March 31, 2007.
a.
Management does not believe that the significant level of cash used in operations during the year ended March 31, 2007 $1,457,266 is indicative of cash flow usage during the next four fiscal quarters, as certain vendors continue to accept the Company’s equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the year ended March 31, 2007, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future. While payments on accounts payable and accrued expenses will continue in the normal course of business, such payments are expected to be at the level, or at an increased level, than that reflected in the Company’s current year to date operations.

b.
Certain vendors continue to accept the Company’s equity securities for compensation for their services, which has helped and will continue to help preserve cash. While such non-cash expense is not currently expected to be as high in the near term future quarters as during the year ended March 31, 2007, based upon ongoing discussions with the vendors, management believes that they will continue to accept such securities in the foreseeable future.

c.	The company is presently pursuing additional financing.

In addition, the Company does not anticipate masking any significant loan payments in the near future.

d.	Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses are principally related to employment and facility costs.

The Company’s ability to continue as a going concern is dependent upon the preservation of existing cash reserves, its ability to raise capital, and ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty. The Company is currently negotiating additional financing with several financial institutions in order to fulfill the Company’s acquisition strategy. However, there can be no assurance that such negotiations will be successful.

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Marketable securities

The Company’s investments consist of marketable equity securities classified as available for sale and recorded at fair value. Unrealized holding gains and losses are recorded, net of any tax effect, as a separate component of accumulated other comprehensive income.

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

4. Property and equipment

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

5. Leasehold improvements

Leasehold improvements are recorded at historical cost. These costs are amortized over the life of the lease which terminates on September 30, 2007.

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

6. Income taxes

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

7. Loss per common share

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

As of March 31, 2007 and 2006, the Company's outstanding stock options and warrants (shown in the following table) are deemed to be anti-dilutive due to the Company's net loss position.

	March 31,	March 31
	2007	2006
Options and warrants outstanding to
purchase common stock	54,076,262	61,224,049
Preferred stock convertible to
common stock	282,273	282,273

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

March 31,
2006

Net loss attributable to common
stockholders, as reported	$(12,008,921)
Stock-based employee compensation
included in net loss	$3,588,115
Stock-based employee compensation
using the fair value model	$(5,335,615)
Pro forma net loss attributable to
common stockholders, using
the fair value method	$(13,756,421)

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

8. Stock-based compensation (continued)

Loss per share attributable to common shareholders, as reported	$(0.11)

Pro forma net loss per share attributable to common shareholders	$(0.12)

The Black Scholes Valuation Model is used to estimate fair values of employee stock options. Significant assumptions included an average expected term of  56 months; a volatility factor of 164%; and, a risk free interest rate of 5.00%.

9. Accumulated Other Comprehensive Loss

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

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE F - CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMER INFORMATION

The Company maintains its cash accounts in various financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the year ended March 31, 2007 the Company had deposits in these financial institutions at various times for varying lengths of time with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses to date as a result of any of these unsecured situations.

During the year ended March 31, 2007 the Company generated its main revenue from 1 customer representing 96% of total revenues. During the year ended March 31, 2006, the Company generated its main revenue from one customer which represented 84% of total revenues.

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2007:

Computer equipment	$63,622
Office furniture and other equipment	12,498

76,120
Less accumulated depreciation	(69,832)

Net property and equipment	$6,288

Depreciation expense for the years ended March 31, 2007 and 2006 was $10,696 and $8,221, respectively.

Leasehold improvements consist of the following at March 31, 2007:

Leasehold improvements	$30,190
Less accumulated amortization	(22,466)
Net leasehold improvements	$7,724

Amortization expense for the years ended March 31, 2007 and 2006 was $ 13,824 and $5,932, respectively.

Note H - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2007:

Accrued bonuses	$65,128
Accrued payroll	398,656
Accrued professional services	45,000
Other accrued expenses	399,983

$908,767

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE I - LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2007:

Face value $222,500, 10% Series A Convertible Debentures (a)	$168,750
Face Value $84,000, 10% Series A Convertible Debenture (b)	84,000
Face value $400,000, 8% Convertible Promissory Notes (c)	400,000
Face Value $50,000, 10% Series A Convertible Debenture (d)	50,000
Face Value $212,000, 8% Convertible Promissory Notes (e)	184,169
Face value $700,000, 14% Convertible Promissory Note (f)	700,000
$1,586,919

(a)
The Company issued $225,000 face value of 10% Series A Redeemable Convertible Debentures, due May 2006 (the “Series A Debentures”). $125,000 was converted into common stock of the Company. The Company has not been notified by the remaining note holders as to their intentions. The Series A Debentures are convertible at the option of the holder into shares of Common Stock at a rate of $0.07 per share. The trading market price on the date of issuance of the Series A Debentures was $0.12, resulting in an embedded beneficial conversion feature. Series A Debenture holders were also issued an aggregate of 4,407,144 warrants to purchase Common Stock at $0.07 per share, over a five year term. The Series A Debentures and warrants were issued for cash of $165,000 and the extinguishment of the unsecured notes amounting to $125,000 in the table above. Accounting for each of these issuances was as follows:

Cash Purchase: The proceeds of $165,000 were allocated between the Series A Debentures and the warrants based upon relative fair values. The fair value of the warrants was determined using the Black Scholes Valuation Model. As a result of this allocation, $104,211 of proceeds were allocated to the warrants and recorded as paid in capital. The resulting debt discount was amortized to the earliest date the debenture was Convertible, which was during the nine months ended December 31, 2005. The remaining $36,842 applies to the beneficial conversion feature which is amortized using the effective interest method over the remaining term of the debt. The amortization of the debt discount from the warrants and beneficial conversion feature charged to interest expense for the fiscal year ended March 31, 2007 was $169,000.

Debt Extinguishment: The excess of the aggregate fair value of the Series A Debentures and warrants issued (amounting to $339,858) over the carrying value of the debt extinguished was recorded as an extinguishment charge of $214,858. As noted above, the Series A Debentures contained a beneficial conversion feature. The amount of the beneficial conversion feature associated with the $125,000 face value of the Series A Debentures amounted to $89,857 and was recorded as additional paid in capital. The discount will be amortized over the debt term using the effective interest method. The amortization of the debt discount associated with the beneficial conversion feature was $ 89,285 for the fiscal year ended March 31, 2007.

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE I - LONG-TERM DEBT (continued)

(b)
During July 2005, the Company issued $100,000 face value of 10% convertible debentures due July 7, 2006. The Company has not been notified by the note holders as to their intentions. The debentures are convertible into shares of the Company’s common stock based on certain beneficial ownership percentages as defined. In addition, the debenture holders received 1,428,572 warrants to purchase the Company’s stock at $0.07 per share. The market price on the date of issuance was $0.12. The warrants expire five years from the date of issuance.

On March 22, 2007, the convertible debenture holders converted $16,000 of the debentures into 2,830,770 shares of the Company’s common stock, and the exercise price of the warrants into common shares shall be $0.01.

The proceeds of $100,000 were allocated to the debentures and warrants based upon the relative fair values. The warrants were valued at $63,158 and were amortized to the earliest date the debenture was convertible, which was during the quarter ended September 30, 2005. The fair value of the warrants was determined using the Black Scholes Valuation Model. The remaining $36,842 applies to the beneficial conversion feature which is amortized using the effective interest method over the debt term. The relative fair value of the warrants and the beneficial conversion feature is greater than the fair value of the debt, resulting in a debt discount of $100,000. Amortization for the fiscal year ended March 31, 2007 was $34,183.

(c) During fiscal year 2006, the Company issued $400,000 of convertible promissory notes for cash. The notes are convertible into shares of the Company’s common stock at 50% of the market value on the date of conversion.

The fair value of the beneficial conversion feature is greater than the fair value of the debt resulting in a debt discount of $400,000. The debt discount is amortized over the debt term. Amortization for the fiscal year ended March 31, 2006 was $400,000.

(d) During March 2006, the Company issued $50,000 face value of 10% convertible debentures due March, 2007. The debentures are convertible into shares of the Company’s common stock based on certain beneficial ownership percentages as defined. In addition, the debenture holders received 714,286 warrants to purchase the Company’s stock at $0.07 per share. The market price on the date of issuance was $0.12. The warrants expire five years from the date of issuance.

The proceeds of $50,000 was allocated to the debentures and warrants based upon the relative fair values. The relative fair value of the warrants and the beneficial conversion feature is greater than the fair value of the debt, resulting in a debt discount of $50,000. Amortization for the fiscal year ended March 31, 2006 was $50,000.

(e) During fiscal year 2007, the Company issued $212,000 of convertible promissory notes for cash. The notes are convertible into shares of the Company’s common stock at 50% of the market value on the date of conversion.

(f) On September 22, 2006, the Company issued a convertible promissory note in the amount of $700,000. The note required prepayment of interest at 14%. As a result of this issuance, the Company received cash proceeds of $504,000. The note is due on September 22, 2008.The note is convertible into shares of the Company’s common stock at the lesser of (a) one half (1/2) of the trading value (closing bid price) of the common stock at the time of conversion or (b) $0.06(six cents).

On September 28, 2006, the Company issued a convertible promissory note in the amount of $107,500 in consideration and conversion of a $105,000 investment from 2005. The note is convertible into shares of the Company’s common stock at the lesser of (a) one half (1/2) of the trading value (closing bid price) of the common stock at the time of conversion or (b) $0.02(two cents. In addition, the debenture holder received 4,300,000 warrants to purchase the Company’s stock at $0.025 per share. The market price on the date of issuance was $0.01. The warrants expire May 31, 2011.

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE J - OFFICERS’ COMPENSATION

On April 28, 2006, Charles Cardona resigned as our Chief Executive Officer and John Cardona resigned as our Chief Operating Officer. Charles Cardona shall remain Chairman of our Board of Directors. There was no disagreement or dispute between Charles Cardona and John Cardona and our Company which led to their resignations.

On August 28, 2006, Charles Cardona and John Cardona were reappointed Chief Executive Officer and Chief Operating Officer respectively.

On May 1, 2006, the Company entered into an Employment Agreement with Mr. Charles Cardona (CCardona), which superseded all prior agreements. In this agreement, CCardona will continue to serve as the Company's Chief Executive Officer through December 31, 2009. This agreement contains the following terms and conditions:

Position:	Chief Executive Officer
Effective Date:	May 1, 2006
Base Salary:	2006 - $275,000 annual
2007 - $325,000 annual
2008 - $350,000 annual
2009 - $375,000 annual

The initial base salary shall be reduced to $2,000 per week until such time as the Company reaches a cash flow positive position for at least 1 month, or the Company raises at least $2 Million within 12 months, or management deems that the Company’s cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

Bonuses:	Quarterly Qualitative Bonus of $ 20,000
Year End Qualitative Bonus of $ 50,000

Profitability Bonus:	If the Company reaches annual profitability,
employee will receive a $250,000 bonus plus
250,000 shares in stock.

CCardona shall receive an annual bonus as follows: 0.5% of the previous year’s revenues plus 3.5% of the previous year’s profits plus 0.5% of the transaction price of any acquisition.

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

NOTE J - OFFICERS’ COMPENSATION

Additional Incentives:	Charles A. Cardona will receive 5% of all sales he is involved with.

Other Agreements:
Medical and Dental insurance is fully paid for the employee by the Company during the employment period. Company shall reimburse or pay for reasonable Company vehicle expenses including lease or purchase payments, gas, tolls and repairs.

Legal Representation:
AdZone Research agrees to defend employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to attorney's fees, legal fees, miscellaneous expenses. Legal representation for Charles A. Cardona will continue beyond the term of this contract and will continue for the remainder of Charles A. Cardona's life.

Expense Reimbursement Clause:
The employee shall be reimbursed for any and all reasonable business related expenses upon presentation of an expense report as currently in use as of May 2006. Any personal expenses reimbursed may be used to reduce outstanding compensation due and or unpaid to the employee.

On May 1, 2006, the Company entered into an Employment Agreement with Mr. John A. Cardona (JCardona), which superseded all prior agreements. In this agreement, JCardona will serve as the Company's Chief Operating Officer through December 31, 2009. This agreement contains the following terms and conditions:

Position:	Chief Operating Officer
Effective Date:	May 1, 2006
Base Salary:	2006 - $275,000 annual
2007 - $325,000 annual
2008 - $350,000 annual
2009 - $375,000 annual

The initial base salary shall be reduced to $2,000 per week until such time as the Company reaches a cash flow positive position for at least 1 month, or the Company raises at least $2 Million within 12 months, or management deems that the Company’s cash position is sufficient to support an increase. No additional salary above the reduced base shall accrue as back salary during the first 6 months of this contract.

Bonuses:	Quarterly Qualitative Bonus of $ 20,000
Year End Qualitative Bonus of $ 50,000

Profitability Bonus:	If the Company reaches annual profitability, employee will receive a $150,000 bonus plus 250,000 shares in stock.

JCardona shall receive an annual bonus as follows: 0.5% of the previous year’s revenues plus 3.5% of the previous year’s profits plus 0.5% of the transaction price of any acquisition.

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE J - OFFICERS’ COMPENSATION (continued)

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

Legal Representation:
AdZone Research agrees to defend employee against any and all legal claims and litigation. In addition, AdZone Research further agrees to pay all expenses arising from any and all litigation, including but not limited to attorney's fees, legal fees, miscellaneous expenses. Legal representation for John A. Cardona will continue beyond the term of this contract and will continue for the remainder of John A. Cardona's life.

Expense Reimbursement Clause:
The employee shall be reimbursed for any and all business related expenses upon presentation of an expense report as currently in use as of May 2006. Any personal expenses reimbursed may be used to reduce outstanding compensation due and or unpaid to the employee.

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE J - OFFICERS COMPENSATION (continued)

As of March 31, 2007, there was $589,509 unpaid under the agreements with CCardona and JCardona.

As of March 31, 2006, there was $242,968 unpaid under the agreements with CCardona and JCardona. However in June, 2006, CCardona and JCardona forgave this debt from AdZone.

Future minimum amounts payable under the Cardona contracts are as follows:

Year ending
March 31,	Amount
2008	$662,500
2009	712,500
2010	562,500
Totals	$1,937,500

NOTE K - INCOME TAXES

The components of income tax benefit (expense) for the years ended March 31, 2007 and 2006, respectively, are as follows:

	2007	2006

Federal:
Current	$—	$—
Deferred	—	—

State:
Current	—	—
Deferred	—	—

Totals	$—	$—

As of March 31, 2007, the Company has a net operating loss carry forward of approximately $27,900,000 to offset future taxable income. Subject to current regulations, this carry forward will begin to expire in 2026. The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards and the possible permanent loss of a portion of the carry forwards.

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE K - INCOME TAXES (CONTINUED)

The Company's income tax expense for the years ended March 31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

	2007	2006
Statutory rate applied to loss before income taxes	$1,22,840	$4,239,000
Increase (decrease) in income taxes resulting from:
Non-deductible charges:
Expenses not deductible for income taxes	(-------)	(-------)
Change in deferred tax valuation allowance	1,022,840	(4,346,000)
Other	-------	107,000
Income tax expense	$—	$—

	March 31, 2007	March 31, 2006
Deferred tax assets
Net operating loss carryforwards	$9,180,000	$7,637,000
Deferred compensation	4,000	19,000
Deferred revenue	—	—
Less valuation allowance	(9,184,000)	(7,656,000)
Net Deferred Tax Asset	$—	$—

During the years ended March 31, 2007 and 2006, the deferred tax asset valuation allowance increased by approximately $1,053,000 and $4,346,000, respectively.

Note L-Gain on Extinguishment

At March 31, 2007, extinguishment gain represent amounts due under the new Nutmeg Agreement which consisted of stock and warrants valued at $1,100,000 at March 31, 2006 and was reduced at March 31, 2007 to $-0- to reflect the market price at March 31, 2007, the Company wrote off two liabilities totaling $301,683, and The Company issued a convertible promissory note in consideration and conversion of a $105,000 investment from 2005 resulting in an extinguishments loss of $55,000 resulting is a net extinguishments gain of $1,346,683.

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE M - PREFERRED STOCK

Preferred stock consists of the following at March 31, 2007:

	March 31, 2007
		Carrying	Redemption
	Shares	Value	Value

9.0% Series A Cumulative Convertible Stock	2.78	31,969	$31,969
9.0% Series B Cumulative Convertible Stock	.34	11,500	11,500
Totals	3.12	$43,469	$43,469

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

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE M - PREFERRED STOCK (CONTINUED)

The Company is contractually obligated to file a Registration Statement with the U. S. Securities and Exchange Commission, and use its best efforts to have said Registration Statement declared effective within 120 days of the closing date of this Private Placement Memorandum, registering a number of shares of its common stock issuable upon the conversion of the Series A Preferred Stock and the exercise of the Warrants. This offering was closed by the Company on October 31, 2003. As of March 31, 2007, and subsequent thereto, the Company has not filed the required Registration Statement.

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

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE M - PREFERRED STOCK (CONTINUED)

The Company is contractually obligated to file a Registration Statement with the U. S. Securities and Exchange Commission, and use its best efforts to have said Registration Statement declared effective within 120 days of the closing date of this Private Placement Memorandum, registering a number of shares of its common stock issuable upon the conversion of the Series B Preferred Stock and the exercise of the Warrants. This offering was closed by the Company on January 15, 2004. As of March 31, 2007, and subsequent thereto, the Company has not filed the required Registration Statement.

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

The following table reflects the allocation of proceeds from the offerings following the application of these accounting standards.

	Initial Allocation of Proceeds
	Series A Preferred		Total
	Stock	Warrants	Proceeds

Series A Unit Offering	$197,525	$150,975	$348,500
Beneficial conversion feature	(145,997)
Initial carrying value	$51,528

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE N - BENEFICIAL CONVERSION DISCOUNT FEATURE ON PREFERRED STOCK (CONTINUED)

	Initial Allocation of Proceeds
	Series B Preferred		Total
	Stock	Warrants	Proceeds

Series B Unit Offering	$133,853	$176,147	$310,000
Beneficial conversion feature	(133,853)
Initial carrying value	$—

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

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE O - COMMON STOCK TRANSACTIONS

During Fiscal 2007 and 2006, the Company issued 20,930,233 and 84,270,902 shares, respectively, of common stock, in both registered and restricted, unregistered form.

On September 8, 2006, two officers and one director of the Company cancelled 6,825,000 shares of common stock to the Company and on November 2, 2006, a director of the Company cancelled 600,000 shares of common stock to the Company.

During fiscal 2007, several debenture holders converted $159,500 of their convertible debentures for 4,898,609 shares of common stock.

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE P - STOCK OPTIONS

2007 Incentive Stock Option Plan

The Company has adopted a stock option plan (the “2007 Plan”) covering 25,000,000 shares of the Company’s Class A common stock, pursuant to which employees are eligible to receive qualified incentive as well as non-qualified stock options. Incentive stock options granted under the 2007 Plan are exercisable up to ten years from the date of grant at an exercise price of not less than the fair market value of the common stock on date of grant. Options shall vest over a period of no longer than five years.

Notwithstanding, the term of an incentive stock option granted under the 2007 Plan to a shareholder owning more than 10% of the voting rights may not exceed 5 years, and the exercise price of an incentive stock option granted to such shareholder may not be less than 110% of the fair market value of the common stock on the date of grant.

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE P - STOCK OPTIONS (CONTINUED)

		Weighted average exercise
		price per share

Options outstanding at April 1, 2005	10,581,000	$0.86
Issued	61,660,000	0.30
Exercised	(22,541,500)	0.10
Expired/Terminated	(581,000)	0.21

Options outstanding at March 31, 2006	49,118,500	$0.54
Issued	9,425,000	$0.10
Exercised	(4,190,000)	0.10
Expired/Terminated	(11,328,500)	0.21

Options outstanding at March 31, 2007	43,025,000	$0.55

The weighted-average remaining contractual life of the options outstanding at March 31, 2007 was 5.11 years. The following table summarizes the outstanding options at March 31, 2007:

			Weighted	Weighted
			Average	Average
Range of	Stock Options		Remaining	Exercise
Prices	Outstanding	Exercisable	Life	Price

$0.00 to $0.10	6,505,000	6,505,000	5.93 yrs	$0.04
$0.11 to $0.20	16,770,000	16,770,000	5.10 yrs.	$0.13
$0.21 to $0.40	7,250,000	7,250,000	5.36 yrs.	$0.33
$0.41 to $1.00	6,300,000	6,300,000	3.42 yrs	$0.82
$1.01 to $2.00	3,600,000	3,600,000	2.88 yrs	$1.65
$2.01 to $3.00	2,600,000	2,600,000	4.06 yrs	$3.00

	43,025,000	43,025,000

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

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE Q - STOCK WARRANTS

During the year ended March 31, 2007, the Company granted warrants for professional services to purchase up to 75,000 shares of the Company’s common stock at exercise prices ranging from $0.09 to $0.14. These warrants expire in 2011.

During the year ended March 31, 2007, the Company granted warrants to investors for financing thru convertible debentures and in consideration thereof granted warrants to purchase up to 5,040,000 shares of the Company’s common stock at the exercise price of $0.025. These warrants expire in 2011.

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE Q - STOCK WARRANTS (CONTINUED)

The following table summarizes the outstanding warrants as of March 31, 2007:

	Warrants
	originally	Exercise price
	issued	per share

Outstanding, April 1, 2005	15,571,708	$0.07 - $5.00
Warrants issued	7,460,002	$0.05 - $1.00
Warrants exercised	(6,640,018)	$0.07 - $0.80
Warrants expired	(500,000)	$0.15 - $1,00
Warrants cancelled	(3,786,144)	$0.14 - $0.39

Outstanding, March 31, 2006	12,105,548	$0.01 - $5.00
Warrants issued	5,400,714	$0.025 - $0.14
Warrants exercised	(285,714)	$0.07 - $0.07
Warrants expired	(4,155,000)	$0.12 - $5.00
Warrants cancelled	(2,014,286)	$0.07 - $0.85

Outstanding, March 31, 2007	11,051,262	$0.01 - $.50

The weighted-average exercise price of the Company's outstanding warrants at March 31, 2007 is approximately $0.06 per share.

NOTE R - COMMITMENTS AND CONTINGENCIES

Legal matters

AdZone is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

In July 2006, the Company and its directors, executive officers and employees have been subpoenaed by the Securities and Exchange Commission (SEC) to produce documentation as part of a formal investigation. The Company is cooperating with the investigation.

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

On August 1, 2004, the Company leased additional space at its office location in Calverton, N.Y. The term of this agreement will run concurrently with their existing lease. The new agreement requires the payment of approximately $4,016 per month for year 3; approximately $4,143 per month for year 4; and approximately $4,143 per month for year 5.

Future minimum non-cancellable lease payments under this lease agreement are as follows:

Year ending
Amount

March 31, 2008	$24,858

Total	$24,858

Rent expense for the years ended March 31, 2007 and 2006 was $50,474 and $48,190, respectively.

ADZONE RESEARCH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE R - COMMITMENTS AND CONTINGENCIES

Consulting Agreement

During the current fiscal year, the Company has entered into agreements with several individuals and companies for consulting services. The agreements call for payment in common stock and warrants for services rendered.

During the year ended March 31, 2007, the Company paid $46,973 in stock for accounting services.

Note S - SUBSEQUENT EVENTS

During the period April 1, 2007 through July 7, 2007 the following equity transactions occurred:

The Company issued 1,000,000 shares of restricted common stock with regard to the conversion of preferred stock in the amount of $11,500 issued in February, 2004. The Company also agreed to re-price the 66,666 warrants issued as part of that investment to $0.005(1/2cent).

•	The Company issued 16,000,000 shares of its common stock in consideration for professional services performed.

The Company issued 5,577,336 shares of its common stock in payment of accounts payable obligations.

•	The Company issued stock grants of 1,100,000 shares of common stock to employees.