Form 10QSB
period 2007-06-30
ADZONE RESEARCH INC
filed 2007-08-17
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2007

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ____________

COMMISSION FILE NUMBER 0-28717

ADZONE RESEARCH, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	88-0420405
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

4062-80 GRUMMAN BOULEVARD
CALVERTON, NEW YORK 11933
(631) 369-1100

(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT’S PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐.

Indicate by check whether the registrant is a shell company (as defined in rule 12b of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practicable date: 245,400,138 common shares, $.001 par value, as of as August 9, 2007.

Transitional small business disclosure format (check one): Yes ☐ No ☒

ADZONE RESEARCH, INC.
FORM 10-QSB FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2007

INDEX

PART I. CONDENSED FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS AS OF JUNE 30, 2007 AND MARCH 31, 2007(AUDITED)	3
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2007 AND 2006	4-5
UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED JUNE 30, 2007	6-7
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006	8-9
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS	22
ITEM 3. CONTROLS AND PROCEDURES	27

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	29
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32
ITEM 5. OTHER INFORMATION	33
ITEM 6. EXHIBITS	34

SIGNATURES	35

PART I. CONDENSED FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

ADZONE RESEARCH, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2007 AND MARCH 31, 2007

	June 30, 2007 (unaudited)	March 31, 2007 (audited)
ASSETS
Current assets:
Cash	$22,122	$57,468
Accounts receivable	999	999
Prepaid expenses and other current assets	232,823	274,861
Total current assets	255,944	333,328
Property and equipment, net	7,476	14,012
Other assets	48	127
Total Assets	$263,468	$347,467

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$207,241	$173,730
Accrued compensation	1,352,895	1,053,293
Accrued expenses	384,344	444,983
Loan payable -convertible debentures	1,666,627	1,586,919
Due to stockholder	400,000	400,000

Total current liabilities	4,011,107	3,658,925

Total Liabilities	4,011,107	3,658,925

Commitments and contingencies	--	--
Stockholders’ deficit:
Preferred stock	31,969	43,469
Common stock	218,448	195,871
Common stock to be issued	40,000	20,000
Additional paid-in capital	24,530,378	24,359,957
Accumulated deficit	(28,551,491)	(27,913,812)
Other	(16,943)	(16,943)
Total Stockholders’ Deficit	(3,747,639)	(3,311,458)
Total Liabilities and Stockholders’ Deficit	$263,468	$347,467

See notes to financial statements.

ADZONE RESEARCH, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	June 30, 2007 (unaudited)		June 30, 2006 (unaudited)
Net contract revenues	$	---	$22,407

Operating costs and expenses:

Consulting and professional services		157,516	598,823
Salaries and related costs		322,601	968,675
General and administrative		53,052	456,734
Depreciation and amortization		6,536	6,130
		539,705	2,030,362
Loss from operations		(539,705)	(2,007,955)

Other income (expense)
Interest expense, net		(42,987)	(5,154)
Interest expense-debenture amortization		(54,708)	(231,947)
Extinguishment gains		---	250,000
Derivative loss		---	(448,000)
Total other income (expense)		(97,695)	(435,101)
Net Loss		$(637,400)	$(2,443,056)

Reconciliation of net loss applicable to common stockholders:
Net loss	$	(637,400)	$(2,443,056)
Preferred stock dividends		(279)	(837)

Loss applicable to common stockholders		$(637,679)	$(2,443,893)

Loss per common share:
Basic and diluted loss per common share		$(0.00)	$(0.01)
Shares used in computing basic and diluted loss per common share		207,857,859	177,811,965

See notes to financial statements

ADZONE RESEARCH, INC.
UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED JUNE 30, 2007

	Preferred Stock		Common Stock
					Common Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	To Be Issued	Capital	Deficit	Other	Total
Balance April 1, 2007	3.12	$43,469	195,870,968	$195,871	$20,000	$24,359,957	$(27,913,812)	$(16,943)260)	$(3,311,458)

Common stock to be issued					20,000				20,000

Issuance of common stock for:

Professional services	-	-	21,577,336	21,577		159,921	-	-	181,498

Conversion of preferred stock	(0.34)	(11,500)	1,000,000	1,000		10,500			---

Preferred stock dividends paid	-	-	-	-		-	(279)	-	(279)

Net loss	-	-	-	-		-	(637,400)	-	(637,400)

Balance June 30, 2007	2.78	$31,969	218,448,304	$218,448	$40,000	$24,530,378	$(28,551,491)	$(16,943)	$(3,747,639)

See notes to financial statements.

ADZONE RESEARCH, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED 30, 2007 AND 2006

	June 30, 2007 (unaudited)	June 30, 2006 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(637,400)	$(2,443,056)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	6,536	6,130
Derivative loss	---	448,000
Amortization of debt discount	---	233,196
Extinguishment gains	---	(250,000)
Stock based compensation:
Professional services/consultants and directors	150,000	675,725
Employee compensation	---	542,046
Warrants and options issued to non-employees for services	31,498	240,000
Stock issued for payment of accounts payable
Amortization of deferred stock-based compensation	---	34,002
Changes in operating assets and liabilities:
Accounts receivable	---	6,165
Prepaid expenses and other current assets	42,036	---
Deferred revenue	---	(22,222)
Accounts payable and accrued expenses	327,184	99,701
Net cash flows used in operating activities	(80,146)	(430,313)

CASH FLOW FROM FINANCING ACTIVITIES
Payment to stockholder	---	(500,000)
Proceeds from issuance of notes payable	25,000	182,000
Proceeds from common stock to be issued	20,000	---
Proceeds from the exercise of employee stock options	---	255,634

Cash paid for preferred stock dividends	(279)	(837)
Decrease in restricted cash	79	9,278
Net cash flows provided by (used in) financing activities	44,800	(53,925)

Net decrease in cash	(35,346)	(484,238)
Cash at beginning of period	57,468	1,068,871
Cash at end of period	$22,122	$584,633

See notes to financial statements

ADZONE RESEARCH, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	June 30, 2007 (unaudited)		June 30, 2006 (unaudited)

SUPPLEMENTAL DISCLOSURES

Cash paid for interest	$	---	$9,690

SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debentures	$	---	$144,749

See notes to financial statements

ADZONE RESEARCH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America for interim financial information and pursuant to the Regulation S-B of the Rules and Regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosure normally included in annual financial statements prepared in accordance with Accounting Principles Generally Accepted in the United States of America have been condensed or omitted. Accordingly, the accompanying financial statements should be read in conjunction with ADZONE’s annual financial statements and notes thereto included in its Form 10-KSB for the year ended March 31, 2007.

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008.

The Company’s revenues during the three month period ended June 30, 2007 and 2006 was concentrated with one commercial licensure contract.

Certain accounting policies:

In July 2006 the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning February 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company has evaluated the impact of the adoption of this interpretation and it has no impact on the Company’s financial position, cash flows, and results of operations as of the end of the quarter.

Revenue recognition:

The Company derived $-0- of revenues during the three month period ended June 30, 2007 and $22,407 of revenues during the three month period ended June 30, 2006, under a licensing arrangement for commercial applications of the Company’s technologies. Revenue is recognized ratably over the term of the agreement.

 ADZONE RESEARCH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2007

1. BASIS OF PRESENTATION (CONTINUED)

Stock issued for services:

The Company compensates some of its professional service providers, consultants, officers and directors with shares of the Company’s common stock or common stock options. The Company recognizes the related expenses based on the trading market value of the common stock or the fair value of the options using the Black-Scholes model. The expenses are recognized over the underlying service period.

2. LIQUIDITY AND MANAGEMENT’S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $637,400 and used cash of $80,146 in conducting its operations during the three months ended June 30, 2007. In addition, the Company has a working capital deficiency of $3,755,163 as of that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

c.
The Company is presently pursuing additional financing. In addition, the Company does not anticipate making any significant loan payments in the near future and has not been notified by the note holders as to their intentions.

ADZONE RESEARCH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30 2007

d.	Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses are principally related to employment costs.

The Company’s ability to continue as a going concern is dependent upon the liabilities being paid with the Company’s equity securities for compensation of services and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

3. STOCKHOLDERS’ EQUITY

ISSUANCES OF COMMON STOCK AND WARRANTS
During the three month period ended June 30, 2007, the Company issued an aggregate of 22,577,366 shares of common stock, as follows: (i) 1,000,000 shares for the conversion of preferred stock at a conversion price equal to $.01; (ii) 16,000,000 shares for consulting and non-employee related services performed on behalf of the Company valued at $.0075 to $.01 per share; and (iii) 5,577,336 shares of common stock in payment of accounts payable valued at $0.0045 to $0.0075 per share.

4. STOCK BASED COMPENSATION

The Company’s 2007 stock options plan, which is approved by the board of directors, permits the grant of 25,000,000 shares of common stock as stock compensation. All stock options under the plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a five year period and expire 10 years from the grant date.

Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

ADZONE RESEARCH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2007

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.
In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

During the three month ended June 30, 2007 and 2006, the Company recognized share-based compensation expense totaling $-0- in the 2007 period and $536,750 in the 2006 period, respectively. For the three months ended June 30, 2007 and 2006, the amount included in the Consolidated Statements of Operations , was $-0- and $536,750 within salaries and related costs, respectively. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating losses.

Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

The weighted average estimated fair value of stock options granted in the three months ended June 30, 2007 and 2006 was $0.00 and $0.54, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2007, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon the contractual term of the options. The Company’s uses the available rate on zero-coupon government obligations with a remaining term equal to the expected life of the options as the basis for its risk-free interest rate.

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006
Expected term (in years)	10	10
Expected volatility	164.0%	154.0%
Expected dividend yield	0%	0%
Risk-free interest rate	5.0%	4.5%

There were no options granted under the Plan during the three months ended June 30, 2007. In the three months ended June 30, 2006, 3,700,000 options were granted at an exercise price of $0.11 per share. Stock grants are issued at a price that is equal to the closing market price on the date of each grant.

ADZONE RESEARCH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2007

The following table represents our stock options granted, exercised, and forfeited during the first three months of 2007.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Options	per Option	Term	Value

Outstanding at April 1, 2007	43,025,000	$.55	5.11 years	$0.55

Granted	0	$0.00

Exercised	0	$0.00

Forfeited/expired	0	$0.00

Outstanding at June 30, 2007	43,025,000	$.55	4.77 years	$0.55

Exercisable at June 30, 2007	43,025,000	$.55	4.77 years	$0.55

ADZONE RESEARCH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2007

5. LOANS PAYABLE-CONVERTIBLE DEBENTURES

Loans payable at March 31, 2007	$1,586,919
New	25,000
Amortization of discount	54,708
Loans payable at June 30, 2007	$1,666,627

During the three months ended June 30, 2007, the Company issued $25,000 of convertible promissory notes for cash. The note bears interest at 4% and is due in one year from date of issue. The note is convertible into shares of the Company’s common stock at 80% of the market value on the date of conversion.

The fair value of the beneficial conversion of the above notes is greater than the fair value of the debt resulting in a debt discount of $54,708 which has been charged to Interest Expense-Debenture Amortization.

6. COMMITMENTS AND CONTINGENCIES

Due to the Company’s financial position, from time to time, the Company may become party to collection actions, litigation and/or judgments related to the non-payment of various operating expenses. Management is of the opinion that an appropriate provision for amounts due and other related expenses have been made in the accompanying financial statements.

7. SUBSEQUENT EVENTS

During July, 2007, the Company issued 18,333,334 shares to purchasers of its common stock. at prices valued at $.002 to $0.003 per share.

During July, 2007, the Company issued 6,250,000 shares of its common stock for consulting and other non-employee services at prices valued at $0.01 to $0.02 per share.

PART 1. CONDENSED FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Special Note on Forward-Looking Statements. Certain statements in “Management’s Discussion and Analysis and Plan of Operations” below, and elsewhere in this quarterly report, are not related to historical results, and are forward-looking statements. Forward-looking statements present our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements frequently are accompanied by such words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other words and terms of similar meaning. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or timeliness of such results. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this quarterly report. Subsequent written and oral forward looking statements attributable to us or to persons acting in our behalf are expressly qualified in their entirety by the cautionary statements and risk factors set forth below and elsewhere in this quarterly report, and in other reports filed by us with the SEC.

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

RESULTS OF OPERATIONS

Three Months Ended June 30 2007

Revenues: Revenues for the three months ended June 30, 2007 amounted to $-0- compared to $22,407 for the three months ended June 30, 2006. This decrease in revenue in the amount of $22,407 is primarily attributable to the termination of a prior licensing agreement dated as of October 3, 2005 which we entered into with All-In Movie LLC for the licensing of the Company’s technologies.

Consulting and professional services: Consulting and professional services for the three months ended June 30, 2007 amounted to $157,516 compared to a $598,823 for the three months ended June 30, 2006. The decrease in the amount of $441,307 was primarily attributable to a curtailment in the engagement of firms to raise capital, assist in contract negotiation and assist in seeking strategic merger/acquisition candidates. During the three months ended June 30, 2007, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see Note 4 to the accompanying Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company’s consultants on an extended basis.

Salaries and related costs: Salaries and related costs for the three months ended June 30, 2007 amounted to $322,601 compared to $968,675 for the three months ended June 30, 2006. The decrease in the amount of $646,074 relates to a lower head count compared to the same period last year and the decrease in the issuance of stock grants and options to employees.

General and administrative expenses: General and administrative expenses amounted to $53,052 for the three months ended June 30, 2007, compared to $456,734 for the three months ended June 30, 2006. The decrease is largely attributable to the reduction in the issuance of stock grants and options to Directors.

Depreciation and amortization: Depreciation and amortization amounted to $6,536 for the three months ended June 30, 2007, compared to $6,130 for the three months ended June 30, 2006. The increase in the amount of $406 was attributable to higher levels of fixed assets in the current period. While the Company has no commitments to acquire property and equipment, significant levels of future revenue producing contracts, if any, will require comparable significant investments in fixed assets.

Other income (expense): Other income (expense) amounted to $97,695 for the three months ended June 30, 2007, compared to ($435,101) for the three months June 30, 2006. The components of other income (expense) are as follows for the three months ended June 30, 2007 and 2006.
	2007	2006
Other income (expense)
Interest income (expense), net	$(42,987)	$(5,154)
Interest expense-debenture amortization	(54,708)	(231,947)
Extinguishment gains)	---	250,000
Derivative loss	---	(448,000)
	$(97,695)	$(435,101)

Preferred stock dividends: Preferred stock dividends relate to cumulative dividend features associated with the Company’s Series A and Series B Preferred Stock. Preferred stock dividends were $279 during the three month period ended June 30, 2007 and $837 during the three month period ended June 30, 2006. For purposes of computing loss attributable to common stockholders, net loss is increased by preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $637,400 and used cash of $80,146 in conducting its operations during the three months ended June 30, 2007. In addition, the Company has a working capital deficiency of $3,755,163 as of that date. These recurring conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

c.
The Company is presently pursuing additional financing. In addition, the Company does not anticipate making any significant loan payments in the near future and has not been notified by the note holders as to their intentions.

d.	Finally, management believes that, in the event necessary, certain operating expenses can be curtailed. These expenses are principally related to employment costs.

The Company’s ability to continue as a going concern is dependent upon the liabilities being paid with the Company’s equity securities for compensation of services and, ultimately, the achievement of profitable operations. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

LIQUIDITY

June 30, 2007 compared to March 31, 2007

The Company has working capital deficit of $3,755,163 as of June 30, 2007 compared to $3,325,597 as of March 31, 2007. Net working capital of $44,800 was generated from financing activities during the three months ended June 30, 2007, consisting primarily of borrowings under convertible debentures and common stock to be issued. The working capital generated from these financing activities was diminished by $80,146 from operating activities. Operating activities during the three months ended June 30, 2007 reflected significant continuing operating losses.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements of the types described in Item 303 (c) of Regulation SB.

PART I. CONDENSED FINANCIAL INFORMATION

ITEM 3. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this report ("the Evaluation Date"), our management, including our chief executive officer and principal accounting officer, conducted an evaluation ("Evaluation") of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934. In the course of the Evaluation, we identified weaknesses in our internal disclosure controls and procedures.

Our auditors advised AdZone that this internal control deficiency constitutes a weakness as defined in Statement of Auditing Standards No. 60. Certain of these internal control weaknesses may also constitute weaknesses in our disclosure controls.  Our chief executive officer and principal accounting officer concluded that as of the Evaluation Date our disclosure controls and procedures were not effective. Our chief executive officer and principal accounting officer concluded that we do not maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosure.

The Company does not possess the financial resources to address other than the most rudimentary of accounting and reporting requirements, and therefore relies on outside advisors. The Company’s inability to independently prepare its financial reports to the standards of Generally Accepted Accounting Principles and the Rules and Regulations of the Securities and Exchange Commission rises to the level of weakness in internal control.

We currently believe we will need to take additional steps to remediate the above-referenced weaknesses, and we will continue to evaluate the effectiveness of our design and operation of our disclosure controls and procedures on an ongoing basis, and will take further action as appropriate.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On June 27, 2007, a summons in a civil action was filed with the United States District Court, Eastern District of New York, Case No. 07 2571, Dan Wasserman versus Adzone Research, Inc. by a former employee for past wages of approximately $800,000. The Company was served with the summons on July 20, 2007. The Company believes that this case is without merit and will be vigorously defending itself against this action and will pursue all related actions believed to be in the best of its interests.

We have retained an attorney to respond to this action and file a counter suit.

In July 2006, the Company and certain of its directors, executive officers and employees have been subpoenaed by the Securities and Exchange Commission (SEC) to produce documentation as part of a formal investigation. The Company is cooperating with the investigation.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2007, the Company issued an aggregate of 22,577,366 shares of common stock, as follows: (i) 1,000,000 shares for the conversion of preferred stock at a conversion price equal to $.01; (ii) 16,000,000 shares for consulting and non-employee related services performed on behalf of the Company valued at $.0075 to $.01 per share; and (iii) 5,577,336 shares of common stock in payment of accounts payable valued at $0.0045 to $0.0075 per share.

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

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION

NONE

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

(a)	Exhibits

The exhibits in the accompanying Exhibit Index were filed as part of the original Quarterly Report on Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADZONE RESEARCH, INC.

August 17, 2007	By:	/s/ Charles Cardona
Charles Cardona Chief Executive Officer, (Principal Executive Officer) and Principal Accounting Officer

ADZONE RESEARCH, INC.
EXHIBIT INDEX

Exhibit

31.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).