Form 10QSB
period 2007-09-30
ADZONE RESEARCH INC
filed 2007-11-16
CIK 1102013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the last practicable date: 256,531,638 common shares, $.001 par value, as of as November 9, 2007.

Transitional small business disclosure format (check one): Yes ☐ No ☒

ADZONE RESEARCH, INC.
FORM 10-QSB FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2007

INDEX

PART I. CONDENSED FINANCIAL INFORMATION

PART I. CONDENSED FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

ADZONE RESEARCH, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2007 AND MARCH 31, 2007

	September 30, 2007	March 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$415	$57,468
Accounts receivable	—	999
Prepaid expenses and other current assets	199,573	274,861
Total current assets	199,988	333,328
Property and equipment, net	950	14,012
Other assets	48	127
Total Assets	$200,986	$347,467

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$220,339	$173,730
Accrued compensation	1,645,657	589,509
Accrued expenses	405,871	908,767
Loan payable -convertible debentures	1,693,500	1,586,919
Due to stockholder	400,000	400,000
Loans payable	37,410	—
Total current liabilities	4,402,777	3,658,925

Total Liabilities	4,402,777	3,658,925

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock	31,969	43,469
Common stock	256,532	195,871
Common stock to be issued	—	20,000
Additional paid-in capital Accumulated deficit	24,605,794 (29,079,143)	24,359,957 (27,913,812)
Other	(16,943)	(16,943)
Total Stockholders’ Deficit	(4,201,791)	(3,311,458)
Total Liabilities and Stockholders’ Deficit	$200,986	$347,467

See notes to financial statements.

ADZONE RESEARCH, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)

Net contract revenues	$—	$58,338

Operating costs and expenses:

Consulting and professional services	262,741	749,716
Salaries and related costs	629,766	1,266,720
General and administrative	91,531	642,298
Depreciation and amortization	13,062	12,260
	997,100	2,670,994
Loss from operations	(997,100)	(2,612,656)

Other income (expense)
Interest expense, net	(86,371)	(36,822)
Interest expense-debenture amortization	(81,581)	(148,066)
Extinguishment gains	—	495,000
Derivative loss	—	(76,000)
Total other income (expense)	(167,952)	234,112
Net Loss	$(1,165,052)	$(2,378,544)

Reconciliation of net loss applicable to common stockholders:
Net loss	$(1,165,052)	$(2,378,544)
Preferred stock dividends	(279)	(1,674)

Loss applicable to common stockholders	$(1,165,331)	$(2,380,218)

Loss per common share:
Basic and diluted loss per common share	$(0.01)	$(0.01)
Shares used in computing basic and diluted loss per common share	223,430,859	186,670,020

See notes to financial statements

ADZONE RESEARCH, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)

Net contract revenues	$—	$35,931

Operating costs and expenses:

Consulting and professional services	105,225	150,893
Salaries and related costs	307,165	298,045
General and administrative	38,479	182,640
Depreciation and amortization	6,526	6,130
	457,395	637,708
Loss from operations	(457,395)	(601,777)

Other income (expense)
Interest expense, net	(43,384)	(34,593)
Interest expense-debenture amortization	(26,873)	(53,000)
Extinguishment gains	—	245,000
Derivative loss	—	(372,000)
Total other income (expense)	(70,257)	(529,407)
Net Loss	$(527,652)	$(72,370)

Reconciliation of net loss applicable to common stockholders:
Net loss	$(527,652)	$(72,370)
Preferred stock dividends	—	(837)

Loss applicable to common stockholders	$(527,652)	$(73,207)

Loss per common share:
Basic and diluted loss per common share	$(0.00)	$(0.00)
Shares used in computing basic and diluted loss per common share	239,003,860	190,215,190

See notes to financial statements

ADZONE RESEARCH, INC.
UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED SEPTEMBER 30, 2007

	Preferred		Common		Common Stock
	Stock		Stock		To Be	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Other	Total
Balance April 1, 2007	3.12	$43,469	195,870,968	$195,871	$20,000	$24,359,957	$(27,913,812)	$(16,943)	$(3,311,458)

Issuance of common stock for:
Cash			30,833,334	30,833	(20,000)	21,667			32,500

Professional services	-	-	28,827,336	28,827		213,671	-	-	242,498
Conversion of preferred stock	(0.34)	(11,500)	1,000,000	1,000		10,500			-
Preferred stock dividends paid	-	-	-	-		-	(279)	-	(279)

Net loss	-	-	-	-		-	(1,165,052)	-	(1,165,052)
Balance September 30, 2007	2.78	$31,969	256,531,638	$256,532	$-	$24,605,794	$(29,079,143)	$(16,943)	$(4,201,791)

See notes to financial statements.

ADZONE RESEARCH, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,165,052)	$(2,378,544)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	13,063	12,260
Derivative loss	—	76,000
Amortization of debt discount	81,581	233,196
Extinguishment gains	—	(495,000)
Stock based compensation:
Professional services/consultants and directors	211,000	848,726
Employee compensation	—	557,545
Warrants and options issued to non-employees for services	—	6,000
Amortization of deferred stock-based compensation	—	77,341
Changes in operating assets and liabilities:
Accounts receivable	999	7,224
Prepaid expenses and other current assets	75,287	(89,884)
Deferred revenue	—	(55,555)
Accounts payable and accrued expenses	631,359	337,002
Net cash flows used in operating activities	(151,763)	(945,070)
CASH FLOW FROM FINANCING ACTIVITIES
Payment to stockholder	—	(500,000)
Proceeds from issuance of notes payable	25,000	716,000
Proceeds from issuance of common stock	32,500	—
Proceeds from loans payable	37,410	—
Proceeds from the exercise of employee stock options	—	202,813

Cash paid for preferred stock dividends	(279)	(1,674)
Decrease in restricted cash	79	10,513
Net cash flows provided by financing activities	94,710	427,652

Net decrease in cash	(57,053)	(517,418)
Cash at beginning of period	57,468	1,068,871
Cash at end of period	$415	$551,453

See notes to financial statements

ADZONE RESEARCH, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES

Cash paid for interest	$—	$17,328

SUPPLEMENTAL DISCLOSURE ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of debentures	$—	$144,749

See notes to financial statements

ADZONE RESEARCH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007

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

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended March 31, 2008.

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

Revenue recognition:

The Company derived $-0- of revenues during the six month period ended September 30, 2007 and $58,338 of revenues during the six month period ended September 30, 2006, under a licensing arrangement for commercial applications of the Company’s technologies. Revenue is recognized ratably over the term of the agreement.

 ADZONE RESEARCH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007

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

2. LIQUIDITY AND MANAGEMENT’S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $1,165,052 and used cash of $151,763 in conducting its operations during the six months ended September 30, 2007. In addition, the Company has a working capital deficiency of $4,202,789 as of that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
SIX MONTHS ENDED SEPTEMBER 30 2007

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

3. STOCKHOLDERS’ EQUITY

ISSUANCES OF COMMON STOCK AND WARRANTS

During the six month period ended September 30, 2007, the Company issued an aggregate of 60,660,670 shares of common stock, as follows: (i) 1,000,000 shares for the conversion of preferred stock at a conversion price equal to $.01; (ii) 23,250,000 shares for consulting and non-employee related services performed on behalf of the Company valued at $0.002 to $.01 per share; (iii) 5,577,336 shares of common stock in payment of accounts payable valued at $0.0045 to $0.0075 per share; and (iv) 30,833,334 shares for the purchase of common stock valued at $0.001 to $0.003 per share.

During the six month period ended September 30, 2007. the Company granted warrants to investors for financing through the sale of common stock and in consideration thereof granted warrants to purchase up to 30,833,334 shares of the Company’s common stock at the exercise price of $0.01. These warrants expire in 2009.

During the six month period ended September 30, 2007, the Company granted warrants for professional services to purchase up to 500,000 shares of the Company’s common stock at the exercise price of $0.01. These warrants expire in 2009.

4. STOCK BASED COMPENSATION

The Company’s 2007 stock option plan, which is approved by the board of directors, permits the grant of 25,000,000 shares of common stock as stock compensation. All stock options under the plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a five year period and expire 10 years from the grant date.

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

During the six month ended September 30, 2007 and 2006, the Company recognized share-based compensation expense totaling $-0- in the 2007 period and $742,929 in the 2006 period, respectively. For the six months ended September 30, 2007 and 2006, the amount included in the Consolidated Statements of Operations, was $-0- and $742,929 within salaries and related costs, respectively. No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to history of operating losses.

Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period.

The weighted average estimated fair value of stock options granted in the six months ended September 30, 2007 and 2006 was $0.00 and $0.54, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2007, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon the contractual term of the options. The Company’s uses the available rate on zero-coupon government obligations with a remaining term equal to the expected life of the options as the basis for its risk-free interest rate.

The assumptions made in calculating the fair values of options are as follows:

	Six Months Ended
	September 30, 2007	September 30, 2006
Expected term (in years)	10	10
Expected volatility	164.0%	154.0%
Expected dividend yield	0%	0%
Risk-free interest rate	5.0%	4.5%

There were no options granted under the Plan during the six months ended September 30, 2007. In the six months ended September 30, 2006, 4,300,000 options were granted at an exercise price of $0.11 per share. Stock grants are issued at a price that is equal to the closing market price on the date of each grant.

The following table represents our stock options granted, exercised, and forfeited during the first six months of 2007.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Options	per Option	Term	Value
Outstanding at April 1, 2007	43,025,000	$.55	5.11 years	$0.55
Granted	0	$0.00
Exercised	0	$0.00
Forfeited/expired	0	$0.00
Outstanding at September 30, 2007	43,025,000	$.55	4.27 years	$0.55

Exercisable at September 30, 2007	43,025,000	$.55	4.27 years	$0.55

ADZONE RESEARCH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007

5. LOANS PAYABLE-CONVERTIBLE DEBENTURES

Loans payable at March 31, 2007	$1,586,919
New	25,000
Amortization of discount	81,581
Loans payable at September 30, 2007	$1,693,500

During the six months ended September 30, 2007, the Company issued a $25,000 convertible promissory note for cash. The note bears interest at 4% and is due in one year from date of issue. The note is convertible into shares of the Company’s common stock at 80% of the market value on the date of conversion.

The fair value of the beneficial conversion of the above notes is greater than the fair value of the debt resulting in a debt discount of $81,581 which has been charged to Interest Expense-Debenture Amortization.

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

RESULTS OF OPERATIONS

Six Months Ended September 30, 2007

Revenues: Revenues for the six months ended September 30, 2007 amounted to $-0- compared to $58,338 for the six months ended September 30, 2006. This decrease in revenue in the amount of $58,338 is primarily attributable to the termination of a prior licensing agreement dated as of October 3, 2005 which we entered into with All-In Movie LLC for the licensing of the Company’s technologies.

Consulting and professional services: Consulting and professional services for the six months ended September 30, 2007 amounted to $262,741 compared to a $749,716 for the six months ended September 30, 2006. The decrease in the amount of $486,975 was primarily attributable to a curtailment in the engagement of firms to raise capital, assist in contract negotiation and assist in seeking strategic merger/acquisition candidates. During the six months ended September 30, 2007, these expenses were largely paid with equity securities that were valued at the closing market price on the date issued or, in the case of warrants, using the Black Scholes Valuation Model (see Note 4 to the accompanying Condensed Financial Statements). There can be no assurances that equity will be acceptable to the Company’s consultants on an extended basis.

Salaries and related costs: Salaries and related costs for the six months ended September 30, 2007 amounted to $629,766 compared to $1,266,720 for the six months ended September 30, 2006. The decrease in the amount of $636,954 relates to a lower head count compared to the same period last year and the decrease in the issuance of stock grants and options to employees.

General and administrative expenses: General and administrative expenses amounted to $91,531 for the six months ended September 30, 2007, compared to $642,298 for the six months ended September 30, 2006. The decrease is largely attributable to the reduction in the issuance of stock grants and options to Directors and the curtailment of certain expenses.

Depreciation and amortization: Depreciation and amortization amounted to $13,062 for the six months ended September 30, 2007, compared to $12,260 for the six months ended September 30, 2006. The increase in the amount of $802 was attributable to higher levels of fixed assets in the current period. While the Company has no commitments to acquire property and equipment, significant levels of future revenue producing contracts, if any, will require comparable significant investments in fixed assets.

Other income (expense): Other income (expense) amounted to $(167,952) for the six months ended September 30, 2007, compared to ($234,112) for the six months September 30, 2006. The components of other income (expense) are as follows for the six months ended September 30, 2007 and 2006.

	2007	2006
Other income (expense)
Interest income (expense), net	$(86,371)	$(36,822)
Interest expense-debenture amortization	(81,581)	(148,066)
Extinguishment gains)	—	495,000
Derivative loss	—	(76,000)
	$(167,952)	$(234,112)

Preferred stock dividends: Preferred stock dividends relate to cumulative dividend features associated with the Company’s Series A and Series B Preferred Stock. Preferred stock dividends were $279 during the six month period ended September 30, 2007 and $1,674 during the six month period ended September 30, 2006. For purposes of computing loss attributable to common stockholders, net loss is increased by preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLANS

The preparation of financial statements in accordance with Generally Accepted Accounting Principles contemplates that the Company will continue as a going concern. As noted in the accompanying condensed financial statements, the Company incurred a net loss of $1,165,052 and used cash of $151,763 in conducting its operations during the six months ended September 30, 2007. In addition, the Company has a working capital deficiency of $4,202,789 as of that date. These recurring conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

LIQUIDITY

September 30, 2007 compared to March 31, 2007

The Company has working capital deficit of $4,202,789 as of September 30, 2007 compared to $3,325,597 as of March 31, 2007. Net working capital of $94,710 was generated from financing activities during the six months ended September 30, 2007, consisting primarily of borrowings under convertible debentures, loans payable and the issuance of common stock. The working capital generated from these financing activities was diminished by $151,763 from operating activities. Operating activities during the six months ended September 30, 2007 reflected significant continuing operating losses.

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

In July 2006, the Company and certain of its directors, executive officers and employees were subpoenaed by the Securities and Exchange Commission (SEC) to produce documentation as part of a formal investigation. The Company is cooperating with the investigation.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended September 30, 2007, the Company issued an aggregate of 60,660,670 shares of common stock, as follows: (i) 1,000,000 shares for the conversion of preferred stock at a conversion price equal to $.01; (ii) 23,250,000 shares for consulting and non-employee related services performed on behalf of the Company valued at $0.002 to $.01 per share; (iii) 5,577,336 shares of common stock in payment of accounts payable valued at $0.0045 to $0.0075 per share; and (iv) 30,833,334 shares for the purchase of common shares valued at $0.001 to $0.003 per share.

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

ADZONE RESEARCH, INC.

/s/ Charles Cardona Charles Cardona	Chief Executive Officer (Principal Executive Officer) and Principal Accounting Officer	November 16, 2007

ADZONE RESEARCH, INC.
EXHIBIT INDEX

Exhibit
31.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to Sarbanes Oxley Section 302 (filed herewith).

32.1	Certification by Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).